Form 10-Q
period 2014-04-30
DANLAX, CORP.
filed 2014-06-09
CIK 1584754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

DANLAX, CORP.

 (Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

33-1229046 IRS Employer Identification Number	7389 Primary Standard Industrial Classification Code Number

Danlax, Corp.

Transportnaya Street, 58-7

Nizhneudinsk, Russia 665106

Tel. (702) 605-4427

 (Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X ] NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,000,000 as of June 9, 2014.

DANLAX, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
	APRIL 30, 2014	JULY 31, 2013
ASSETS	(unaudited)
Current Assets
Cash	$ 2,502	$ 9,100
Total current assets	2,502	9,100

Total assets	$ 2,502	$ 9,100
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Current liabilities
Loans from Shareholders	306	306
Total liabilities	306	306

Stockholder’s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
9,000,000 shares issued and outstanding	9,000	9,000
Additional paid-in-capital	-	-
Deficit accumulated during the development stage	(6,804)	(206)
Total stockholder’s equity	2,196	8,794
Total liabilities and stockholder’s equity	$ 2,502	$ 9,100

The accompanying notes are an integral part of these condensed financial statements.

DANLAX, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS - (UNAUDITED)
	THREE MONTHS ENDED APRIL 30, 2014	FOR THE PERIOD FROM INCEPTION (APRIL 10, 2013) to APRIL 30, 2013	NINE MONTHS ENDED APRIL 30, 2014	FOR THE PERIOD FROM INCEPTION (APRIL 10, 2013) to APRIL 30, 2013	FOR THE PERIOD FROM INCEPTION (APRIL 10, 2013) to APRIL 30, 2014
Revenues	$ -	$ -	$ -	$ -	$ -

Operating Expenses
General and administrative expenses	1,042	206	6,598	206	6,804
Total operating expenses	1,042	206	6,598	206	6,804

Net loss from operations	(1,042)	(206)	(6,598)	(206)	(6,804)
Net loss	$ (1,042)	$ (206)	$ (6,598)	$ (206)	$ (6,804)
Loss per common share – Basic	(0.00)	-	(0.00)	-
Weighted Average Number of Common Shares Outstanding-Basic	9,000,000	-	9,000,000	-

The accompanying notes are an integral part of these condensed financial statements.

DANLAX, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS - (UNAUDITED)
	NINE MONTHS ENDED APRIL 30, 2014	FOR THE PERIOD FROM INCEPTION (APRIL 10, 2013) to APRIL 30, 2013	FOR THE PERIOD FROM INCEPTION (APRIL 10, 2013) to APRIL 30, 2014
Operating Activities
Net loss	$ (6,598)	$ (206)	$ (6,804)
Net cash provided by (used in) operating activities	(6,598)	(206)	(6,804)
Financing Activities
Sale of common stock	-	-	9,000
Loans from Shareholders	-	206	306
Net cash provided by financing activities	-	206	9,306
Net increase (decrease) in cash and equivalents	(6,598)	-	2,502
Cash and equivalents at beginning of the period	9,100	-	-
Cash and equivalents at end of the period	$ 2,502	$ -	$ 2,502
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -
Non-Cash Financing Activities	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

DANLAX, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

DANLAX, CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 10, 2013.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through April 30, 2014 the Company has not generated any revenue and has accumulated losses of $6,804. Company is in the business of mobile games development.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At April 30, 2014 the Company's bank deposits did not exceed the insured amounts.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended April 30, 2014.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted July 31 fiscal year end.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Recent accounting pronouncements

We have reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

As of April 30, 2014 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on April 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2013 audited financial statements.  The results of operations for the nine months ended April 30, 2014 are not necessarily indicative of the operating results for the full year.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of April 30, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On July 25, 2013, the Company issued 9,000,000 shares of its common stock at $0.001 per share for total proceeds of $9,000.

As of April 30, 2014, the Company had 9,000,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

On July 25, 2013, the Company sold 9,000,000 shares of common stock at a price of $0.001 per share to its director.

Since inception through April 30, 2014, the Director loaned $306 to the Company to pay for incorporation expenses. This loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from April 30, 2014 to the date the financial statements were issued and has determined that there are no items to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

Danlax, Corp. was incorporated in the State of Nevada on April 10, 2013 and established a fiscal year end of July 31. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to develop and sell mobile games for the Apple and Android platforms. We have recently started our operation. As of today, we have developed our business plan and developed concepts of our first mobile game. We just started to develop a concept for our first mobile game and there is no guarantee that we ever develop this game. We will develop other mobile games when/if our first mobile game is successful and we have available funds for further development.

A mobile game is a video game played on a feature phone, smartphone PDA, tablet computer, portable media player or calculator. Mobile games are played using the technology present on the device itself. For networked games, there are various technologies in common use. Examples include text message (SMS), multimedia message (MMS) or GPS location identification. However, there are non-networked applications that simply use the device platform to run the game software. Mobile games are usually downloaded via the mobile operator’s network, but in some cases are also loaded in the mobile handsets when purchased, via infrared connection, Bluetooth, or memory card.

RESULTS OF OPERATION

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

 THREE MONTH PERIOD ENDED APRIL 30, 2014 COMPARED TO THE PERIOD FROM INCEPTION (APRIL 10, 2013) TO APRIL 30, 2013

Our net loss for the three month period ended April 30, 2014 was $1,042 compared to a net loss of $206 during the period from inception (April 10, 2013) to Aril 30, 2013. During the three month period ended April 30, 2014 we did not generate any revenue.

During the three month period ended April 30, 2014, we incurred general and administrative expenses of $1,042 compared to $206 incurred during the period from inception (April 10, 2013) to Aril 30, 2013.  General and administrative expenses incurred during the three month period ended April 30, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NINE MONTH PERIOD ENDED APRIL 30, 2014 COMPARED TO THE PERIOD FROM INCEPTION (APRIL 10, 2013) TO APRIL 30, 2013

Our net loss for the nine month period ended April 30, 2014 was $6,598 compared to a net loss of $206 during the period from inception (April 10, 2013) to Aril 30, 2013. During the nine month period ended April 30, 2014 we did not generate any revenue.

During the nine month period ended April 30, 2014, we incurred general and administrative expenses of $6,598 compared to $206 incurred during the period from inception (April 10, 2013) to Aril 30, 2013.  General and administrative expenses incurred during the nine month period ended April 30, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED APRIL 30, 2014

As of April 30, 2014, our current assets were $2,502 compared to $9,100 in current assets at July 31, 2013. Current assets were comprised of $2,502 in cash. As of April 30, 2014, our current liabilities were $306. Current liabilities were comprised of $306 in advances from a Director.

Stockholders’ equity was $2,196 as of April 30, 2014 compared to stockholder’s equity of $8,794 as of July 31, 2013.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended April 30, 2014, net cash flows used in operating activities was $6,598 consisting of a net loss of $6,598. Net cash flows used in operating activities was $206 for the period from inception (April 10, 2013) to April 30, 2013.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the nine month period ended April 30, 2014, we have not received any cash flow  provided by financing activities.  For the period from inception (April 10, 2013) to April 30, 2013, net cash provided by financing activities was $206 from proceeds from advances from a shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of April 30, 2014, we had no material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' audit report accompanying our July 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer  pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANLAX, CORP.
Dated: June 9, 2014	By: /s/ Ivan Krikun
Ivan Krikun President and Chief Executive Officer and Chief Financial Officer