Form 10-K
period 2014-07-31
DANLAX, CORP.
filed 2014-10-28
CIK 1584754

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO.  333-193467

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                                                                Accelerated filer [ ]

Non-accelerated filer [ ]                                                                  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X ] No [  ]

As of October 28, 2014, the registrant had 11,740,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of October 28, 2014.

2 | Page

3 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any real estate or other properties.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

4 | Page

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “DNLX”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Number of Holders

As of October 21, 2014, the 11,740,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended July 31, 2014.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

5 | Page

RESULTS OF OPERATIONS

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

FISCAL YEAR ENDED JULY 31, 2014 COMPARED TO PERIOD APRIL 10, 2013 (DATE OF INCEPTION) TO JULY 31, 2013.

Our net loss for the fiscal year ended July 31, 2014 was $26,979 compared to a net loss of $206 for the period April 10, 2013 (Date of Inception) to July 31, 2013. During fiscal year ended July 31, 2014, the Company did not generate any revenue.

During the fiscal year ended July 31, 2014, we incurred professional fees and general and administrative expenses of $26,979 compared to $206 in general and administrative expenses incurred during the period April 10, 2013 (Date of Inception) to July 31, 2013.

Expenses incurred during fiscal year ended July 31, 2014 compared to the period April 10, 2013 (Date of  Inception) to July 31, 2013 increased primarily due to the  increased  scale and scope  of  business  operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average  number of shares  outstanding  was  9,593,479  for the fiscal year ended July 31, 2014 compared to 9,000,000 for the period April 10, 2013 (Date of  inception) to  July 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED JULY 31, 2014

As of July 31, 2014, our current assets were $9,521 and our total liabilities were $306. As of July 31, 2014, current assets were comprised of $9,521 in cash. As of July 31, 2014, total liabilities were comprised of $306 in advance from related party. As of July 31, 2014, our total assets were $9,521 comprised entirely of current assets.  Stockholders’ equity was $9,215 as of July 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended July 31, 2014, net cash flows used in operating activities was $26,979 consisting of a net loss of $26,979. Net cash flows used in operating activities was $206 for the period from April 10, 2013 (Date of Inception) to July 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended July 31, 2014 net cash provided by financing activities was $27,400, received from proceeds from issuance of common stock.  For the period from April 10, 2013(Date of Inception) to July 31, 2013, net cash provided by financing activities was $9,306    received from proceeds from issuance of common stock and from proceeds  from related party.

6 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our July 31, 2014 and July 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

7 | Page

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

8 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Danlax Corp

We have audited the accompanying balance sheets of Danlax Corp   as of July 31, 2014 and 2013, and the related statements of operation, stockholders’ equity, and cash flows for the year ended July 31, 2014 and for the period April 10, 2013 (Date of Inception) to July 31. 2013. Danlax Corp management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Danlax Corp as of July 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended July 31, 2014 and the period April 10, 2013 (Date of Inception) to July 31 .2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company is in the development stage, has not earned significant revenue, has suffered net losses and has had negative cash flows from operating activities for the period April 10, 2013 (Date of Inception) to July 31, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

St. Louis Park, Minnesota

October 27, 2014

1660 Highway 100 South

Suite 500

St. Louis Park, Minnesota  55416

630.277.2330

9 | Page

DANLAX, CORP. BALANCE SHEETS
	JULY 31, 2014	JULY 31, 2013
ASSETS
Current Assets
Cash	$ 9,521	$ 9,100
Total current assets	9,521	9,100

Total assets	$ 9,521	$ 9,100
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Loans from Shareholders	306	306
Total liabilities	306	306

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
11,740,000 and 9,000,000 shares issued and outstanding as of July 31, 2014 and 2013 respectively	11,740	9,000
Additional paid-in-capital	24,660	-
Accumulated deficit accumulated during the development stage	(27,185)	(206)
Total stockholders’ equity	9,215	8,794
Total liabilities and stockholders’ equity	$ 9,521	$ 9,100

The accompanying notes are an integral part of these financial statements.

10 | Page

DANLAX, CORP. STATEMENT OF OPERATIONS
	YEAR ENDED JULY 31, 2014	FOR THE PERIOD FROM INCEPTION (APRIL 10, 2013) to JULY 31, 2013
Revenues	$ -	$ -

Operating Expenses
General and administrative expenses	26,979	206
Total operating expenses	26,979	206

Net loss from operations	(26,979)	(206)
Net loss	$ (26,979)	$ (206)
Loss per common share – Basic	-	-
Weighted Average Number of Common Shares Outstanding-Basic	9,595,123	9,000,000

The accompanying notes are an integral part of these financial statements.

11 | Page

DANLAX, CORP. STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM INCEPTION (APRIL 10, 2013) TO JULY 31, 2014
	Number of common Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Total
Balance at inception	-	$ -	$ -	$ -	$ -
Common shares issued for cash at $0.001	9,000,000	9,000	-	-	9,000
Net loss	-	-	-	(206)	(206)
Balance as of July 31, 2013	9,000,000	$ 9,000	$ -	$ (206)	$ 8,794
Common shares issued for cash at $0.01	2,740,000	2,740	24,660	-	27,400
Net loss	-	-	-	(26,979)	(26,979)
Balance as of July 31, 2014	11,740	$ 11,740	$ 24,660	(27,185)	$ 9,215

The accompanying notes are an integral part of these financial statements.

12 | Page

DANLAX, CORP. STATEMENTS OF CASH FLOWS
	YEAR ENDED JULY 31, 2014	FOR THE PERIOD FROM INCEPTION (APRIL 10, 2013) to JULY 31, 2013
Operating Activities
Net loss	$ (26,979)	$ (206)
Net cash provided by (used in) operating activities	(26,979)	(206)
Financing Activities
Sale of common stock	27,400	9,000
Loans from Shareholders	-	306
Net cash provided by financing activities	27,400	9,306
Net increase (decrease) in cash and equivalents	421	9,100
Cash and equivalents at beginning of the period	9,100	-
Cash and equivalents at end of the period	$ 9,521	$ 9,100
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Non-Cash Financing Activities	-	$ -

The accompanying notes are an integral part of these financial statements.

13 | Page

DANLAX, CORP.

NOTES TO THE  FINANCIAL STATEMENTS

JULY 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

DANLAX, CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 10, 2013.  The Company is a start-up company.  Since inception through JULY 31, 2014 the Company has not generated any revenue and has accumulated losses of $27,185. Company is in the business of mobile games development.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At JULY 31, 2014 the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended JULY 31, 2014.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted July 31 fiscal year end.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those

14 | Page

DANLAX, CORP.

NOTES TO THE  FINANCIAL STATEMENTS

JULY 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Recent accounting pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

Stock-Based Compensation

As of JULY 31, 2014 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of July 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

15 | Page

DANLAX, CORP.

NOTES TO THE  FINANCIAL STATEMENTS

JULY 31, 2014

NOTE 3 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On July 25, 2013, the Company issued 9,000,000 shares of its common stock at $0.001 per share for total proceeds of $9,000. In May 2014, the Company issued 2,740,000 shares of its common stock at $0.01 per share for total proceeds of $27,400

As of JULY 31, 2014, the Company had 11,740,000 shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

On July 25, 2013, the Company sold 9,000,000 shares of common stock at a price of $0.001 per share to its director.

Since inception through JULY 31, 2014, the Director loaned $306 to the Company to pay for incorporation expenses. This loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – INCOME TAXES

As of July 31, 2014, the Company had net operating loss carry forwards of approximately $27,185 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	July 31, 2014	July 31, 2013
Federal income tax benefit attributable to:
Current Operations	$9,173	70
Less: valuation allowance	(9,173)	(70)
Net provision for Federal income taxes	$-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2014	July 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$9,243	70
Less: valuation allowance	(9,243)	(70)
Net deferred tax asset	$-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $27,185 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from JULY 31, 2014 to the date the financial statements were issued and has determined that there are no items to disclose.

16 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year period ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Ivan Krikun Transportnaya Street, 58-7, Nizhneudinsk, Russia 665106	30	President, Principal Executive Officer, Secretary, Treasurer,
		Principal Financial Officer, Principal Accounting Officer
		and sole member of the Board of Directors.

The person named above has held her offices/positions since inception of our company and are expected to hold her offices/positions until the next annual meeting of our stockholders.

17 | Page

Biographical Information and Background of officers and directors

Ivan Krikun has acted as our President, Treasurer, Secretary and sole Director since our incorporation on April 10, 2013. Mr. Krikun owns 76.66% of the outstanding shares of our common stock. Mr. Krikun graduated from Law School of Baikal State University of Economics and Law in 2007. After graduation he set up a grocery distribution company. Since 2007 Mr. Krikun has been working as CEO of this company.  Mr. Krikun intends to devote 20 hours a week of his time to planning and organizing activities of Danlax, Corp.

During the past ten years, Mr. Krikun has not been the subject to any of the following events:

    1. Any bankruptcy petition filed by or against any business of which Mr. Krikun was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

    2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Krikun’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.  Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

18 | Page

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on April 10, 2013 to July 31, 2014.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Ivan Krikun, President and Treasurer	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of July 31, 2014, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

19 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of October 21, 2014 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Ivan Krikun Transportnaya Street, 58-7, Nizhneudinsk, Russia 665106	9,000,000 shares of common stock (direct)	76.66%
All officers and directors (1 person)		9,000,000 shares of common stock	76.66%

The percent of class is based on 11,740,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended July 31, 2014, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

On July 25, 2013, the Company issued 9,000,000 shares of common stock, to the sole officer and director, for $9,000 ($0.001/share).

Since inception through July 31, 2014, the Director loaned $306 to the Company to pay for incorporation expenses. This loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During  fiscal year ended July 31, 2014, we incurred  approximately  $6,000 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  quarterly reviews of our financial  statements.

20 | Page

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer  and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

32.1

Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANLAX, CORP.
Dated: October 28, 2014	By: /s/ Ivan Krikun
Ivan Krikun, President, Principal Executive and Financial and Accounting Officer

21 | Page