Form 10-Q
period 2014-10-31
DANLAX, CORP.
filed 2014-12-09
CIK 1584754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,740,000 as of December 9, 2014.

DANLAX, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
	OCTOBER 31, 2014	JULY 31, 2014
ASSETS	(unaudited)

Current Assets
Cash	$ 6,280	$ 9,521
Total current assets	6,280	9,521

Total assets	$ 6,280	$ 9,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Loans from Shareholders	$ 306	306
Accounts payable	100	-
Total liabilities	406	306

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
11,740,000 shares issued and outstanding	11,740	11,740
Additional paid-in-capital	24,660	24,660
Accumulated deficit accumulated during the development stage	(30,526)	(27,185)
Total stockholders’ equity	5,874	9,215
Total liabilities and stockholders’ equity	$ 6,280	$ 9,521

The accompanying notes are an integral part of these condensed financial statements.

DANLAX, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS - (UNAUDITED)
	THREE MONTHS ENDED OCTOBER 31, 2014	THREE MONTHS ENDED OCTOBER 31, 2013
Revenues	$ -	$ -

Operating Expenses
General and administrative expenses	3,341	4,514
Total operating expenses	3,341	4,514

Net loss from operations	(3,341)	(4,514)
Net loss	$ (3,341)	$ (4,514)
Loss per common share – Basic	-	-
Weighted Average Number of Common Shares Outstanding-Basic	11,740,000	9,000,000

The accompanying notes are an integral part of these condensed financial statements.

DANLAX, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS - (UNAUDITED)
	THREE MONTHS ENDED OCTOBER 31, 2014	THREE MONTHS ENDED OCTOBER 31, 2013
Operating Activities
Net loss	$ (3,341)	$ (4,514)
Accounts payable	100
Net cash provided by (used in) operating activities	(3,241)	(4,514)
Financing Activities
Sale of common stock	-	-
Loans from Shareholders	-	-
Net cash provided by financing activities	-	-
Net increase (decrease) in cash and equivalents	(3,241)	(4,514)
Cash and equivalents at beginning of the period	9,521	9,100
Cash and equivalents at end of the period	$ 6,280	$ 4,586
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Non-Cash Financing Activities	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

DANLAX, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

DANLAX, CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 10, 2013.  The Company is a start-up company.  Since inception through October 31, 2014 the Company has not generated any revenue and has accumulated losses of $30,526. Company is in the business of mobile games development.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2014 the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended October 31, 2014.

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

OCTOBER 31, 2014

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

Stock-Based Compensation

As of October 31, 2014 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of October 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

DANLAX, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2014

NOTE 3 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On July 25, 2013, the Company issued 9,000,000 shares of its common stock at $0.001 per share for total proceeds of $9,000. In May 2014, the Company issued 2,740,000 shares of its common stock at $0.01 per share for total proceeds of $27,400

As of October 31, 2014, the Company had 11,740,000 shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

On July 25, 2013, the Company sold 9,000,000 shares of common stock at a price of $0.001 per share to its director.

Since inception through October 31, 2014, the Director loaned $306 to the Company to pay for incorporation expenses. This loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – INCOME TAXES

As of October 31, 2014, the Company had net operating loss carry forwards of approximately $30,526 that may be available to reduce future years’ taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2014 to the date the financial statements were issued and has determined that there are no items to disclose.

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

 THREE MONTH PERIOD ENDED OCTOBER 31, 2014 COMPARED TO THE THREE MONTH PERIOD ENDED OCTOBER 31, 2013

Our net loss for the three month period ended October 31, 2014 was $3,341 compared to a net loss of $4,514 during the three month period ended October 31, 2013. During the three month period ended October 31, 2014 we did not generate any revenue.

During the three month period ended October 31, 2014, we incurred general and administrative expenses of $3,341 compared to $4,514 incurred during the three month period ended October 31, 2013.  General and administrative expenses incurred during the three month period ended October 31, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED OCTOBER 31, 2014

As of October 31, 2014, our current assets were $6,280 compared to $9,521 in current assets at July 31, 2014. Current assets were comprised of $6,280 in cash. As of October 31, 2014, our current liabilities were $406. Current liabilities were comprised of $306 in advances from a Director and $100 in accounts payable.

Stockholders’ equity was $5,874 as of October 31, 2014 compared to stockholder’s equity of $9,215 as of July 31, 2014.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended October 31, 2014, net cash flows used in operating activities was $3,241 consisting of a net loss of $3,341 and accounts payable of $100. Net cash flows used in operating activities was $4,514 for the three month period ended October 31, 2013.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the three month periods ended October 31, 2014 and 2013, we have not received any cash flow  provided by financing activities.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of October 31, 2014, we had no material commitments.

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

GOING CONCERN

The independent auditors' audit report accompanying our July 31, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended October 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DANLAX, CORP.
Dated: December 9, 2014	By: /s/ Ivan Krikun
Ivan Krikun President and Chief Executive Officer and Chief Financial Officer