Form 10-Q
period 2015-01-31
DANLAX, CORP.
filed 2015-03-02
CIK 1584754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,740,000 as of March 2, 2015

DANLAX, CORP. CONDENSED BALANCE SHEETS
	JANUARY 31, 2015	JULY 31, 2014
ASSETS	(unaudited)

Current Assets
Cash	$ 5,166	$ 9,521
Total current assets	5,166	9,521

Total assets	$ 5,166	$ 9,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Loans from Shareholders	$ 306	$ 306
Accounts payable	300	-
Total liabilities	606	306

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
11,740,000 shares issued and outstanding	11,740	11,740
Additional paid-in-capital	24,660	24,660
Accumulated deficit	(31,840)	(27,185)
Total stockholders’ equity	4,560	9,215
Total liabilities and stockholders’ equity	$ 5,166	$ 9,521

The accompanying notes are an integral part of these condensed financial statements.

DANLAX, CORP. CONDENSED STATEMENTS OF OPERATIONS - (UNAUDITED)
	THREE MONTHS ENDED JANUARY 31, 2015	THREE MONTHS ENDED JANUARY 31, 2014	SIX MONTHS ENDED JANUARY 31, 2014	SIX MONTHS ENDED JANUARY 31, 2014
Revenues	$ -	$ -	$ -	$ -

Operating Expenses
General and administrative expenses	1,314	1,042	4,655	5,556
Total operating expenses	1,314	1,042	4,655	5,556

Net loss from operations	(1,314)	(1,042)	(4,655)	(5,556)
Net loss	$ (1,314)	$ (1,042)	$ (4,655)	$ (5,556)
Loss per common share – Basic	-	-	-	-
Weighted Average Number of Common Shares Outstanding-Basic	11,740,000	9,000,000	11,740,000	9,000,000

The accompanying notes are an integral part of these condensed financial statements.

DANLAX, CORP. CONDENSED STATEMENTS OF CASH FLOWS - (UNAUDITED)
	SIX MONTHS ENDED JANUARY 31, 2015	SIX MONTHS ENDED JANUARY 31, 2014
Operating Activities
Net loss	$ (4,655)	$ (5,556)
Accounts payable	300
Net cash provided by (used in) operating activities	(4,355)	(5,556)
Financing Activities
Sale of common stock	-	-
Loans from Shareholders	-	-
Net cash provided by financing activities	-	-
Net increase (decrease) in cash and equivalents	(4,355)	(5,556)
Cash and equivalents at beginning of the period	9,521	9,100
Cash and equivalents at end of the period	$ 5,166	$ 3,544
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Non-Cash Financing Activities	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

DANLAX, CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

DANLAX, CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 10, 2013.  The Company is a start-up company.  Since inception through January 31, 2015 the Company has not generated any revenue and has accumulated losses of $31,840. Company is in the business of mobile games development.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At January 31, 2015 the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended January 31, 2015.

DANLAX, CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

DANLAX, CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2015

Stock-Based Compensation

As of January 31, 2015 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of January 31, 2015.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On July 25, 2013, the Company issued 9,000,000 shares of its common stock at $0.001 per share for total proceeds of $9,000. In May 2014, the Company issued 2,740,000 shares of its common stock at $0.01 per share for total proceeds of $27,400

As of January 31, 2015, the Company had 11,740,000 shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

On July 25, 2013, the Company sold 9,000,000 shares of common stock at a price of $0.001 per share to its director.

Since inception through January 31, 2015, the Director loaned $306 to the Company to pay for incorporation expenses. This loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2015 to the date the financial statements were issued and has determined that there are no items to disclose.

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

THREE MONTH PERIOD ENDED JANUARY 31, 2015 COMPARED TO THE THREE MONTH PERIOD ENDED JANUARY 31, 2014

Our net loss for the three month period ended January 31, 2015 was $1,314 compared to a net loss of $1,042 during the six month period ended January 31, 2014. During the six month period ended January 31, 2015 we did not generate any revenue.

During the three month period ended January 31, 2015, we incurred general and administrative expenses of $1,314 compared to $1,042 incurred during the three month period ended January 31, 2014.  General and administrative expenses incurred during the six month period ended January 31, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

SIX MONTH PERIOD ENDED JANUARY 31, 2015 COMPARED TO THE SIX MONTH PERIOD ENDED JANUARY 31, 2014

Our net loss for the six month period ended January 31, 2015 was $4,655 compared to a net loss of $5,556 during the six month period ended January 31, 2014. During the six month period ended January 31, 2015 we did not generate any revenue.

During the six month period ended January 31, 2015, we incurred general and administrative expenses of $4,655 compared to $5,556 incurred during the six month period ended January 31, 2014.  General and administrative expenses incurred during the six month period ended January 31, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED JANUARY 31, 2015

As of January 31, 2015, our current assets were $5,166 compared to $9,521 in current assets at July 31, 2014. Current assets were comprised of $5,166 in cash. As of January 31, 2015, our current liabilities were $606. Current liabilities were comprised of $306 in advances from a Director and $300 in accounts payable.

Stockholders’ equity was $4,560 as of January 31, 2015 compared to stockholder’s equity of $9,215 as of July 31, 2014.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended January 31, 2015, net cash flows used in operating activities was $4,355 consisting of a net loss of $4,655 and accounts payable of $300. Net cash flows used in operating activities was $5,556 for the six month period ended January 31, 2014.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the six month periods ended January 31, 2015 and 2014, we have not received any cash flow  provided by financing activities.

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

MATERIAL COMMITMENTS

As of January 31, 2015, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DANLAX, CORP.
Dated: March 2, 2015	By: /s/ Ivan Krikun
Ivan Krikun President and Chief Executive Officer and Chief Financial Officer