Form 10-Q
period 2015-04-30
Akoustis Technologies, Inc.
filed 2015-06-22
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                   to

Commission File Number:  333-193467

TM

Akoustis Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	33-1229046
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9805 Northcross Center Court, Suite H

Huntersville, North Carolina                28078

(Address of principal executive offices) (Zip Code)

704-997-5735

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☐ (Note: The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934; the registrant has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

As of June 19, 2015, there were 12,685,115 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements, including, without limitation, in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Plan of Operations” and “Risk Factors,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of commercially viable radio frequency filters, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, our limited operating history, our inability to generate revenues or achieve profitability, our inability to achieve acceptance of our products in the market, upturns and downturns in the industry, our limited number of patents, failure to obtain, maintain and enforce our intellectual property rights, our inability to attract and retain qualified personnel, our substantial reliance on third parties to manufacture products, existing or increased competition, failure to innovate or adapt to new or emerging technologies, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report appears in the section captioned “Risk Factors” and elsewhere in this Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise

Readers should read this Report in conjunction with the discussion in Item 2.01 of our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2015 (the “Super 8-K”), and the financial statements and notes thereto contained in that report, as well as the financial statements and the related notes thereto in this Report, and other documents which we may file from time to time with the SEC.

EXPLANATORY NOTE

We were incorporated as Danlax, Corp., in Nevada on April 10, 2013. Prior to the Merger and Split-Off (each as defined below), our business was development and sales of mobile games.

As previously reported, on April 15, 2015, (i) we changed our name to Akoustis Technologies, Inc., and (ii) we increased our authorized capital stock from 75,000,000 shares of common stock, par value $0.001 per share, to 300,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”), and 10,000,000 shares of “blank check” preferred stock, par value $$0.001 per share.

Also as previously reported, on April 23, 2015, we completed a 1.094891-for-1 forward split of our Common Stock in the form of a dividend, with the result that the 11,740,000 shares of Common Stock outstanding immediately prior to the stock split became 12,854,024 shares of Common Stock outstanding immediately thereafter. All share and per share numbers in this Report relating to our Common Stock have been adjusted to give effect to this stock spilt, unless otherwise stated.

Also as previously reported, on May 22, 2015, our wholly owned subsidiary, Akoustis Acquisition Corp., a corporation formed in the State of Delaware on May 15, 2015 (“Acquisition Sub”) merged (the “Merger”) with and into Akoustis, Inc., a corporation incorporated in the State of Delaware on May 12, 2014. Akoustis, Inc., was the surviving corporation in the Merger and became our wholly owned subsidiary. All of the outstanding stock of Akoustis, Inc., was converted into shares of our Common Stock, as described in more detail below.

In connection with the Merger and pursuant to a Split-Off Agreement, we transferred our pre-Merger assets and liabilities to our pre-Merger majority stockholder, in exchange for the surrender by him and cancellation of 9,854,019 shares of our Common Stock. As a result of the Merger and Split-Off, we discontinued our pre-Merger business and acquired the business of Akoustis, Inc., and will continue the existing business operations of Akoustis, Inc., as a publicly-traded company under the name Akoustis Technologies, Inc.

Also as previously reported, on May 22, 2015, we closed a private placement offering (the “Offering”) of 3,531,104 shares of our Common Stock, at a purchase price of $1.50 per share.

Also as previously reported, on May 22, 2015, we changed our fiscal year from a fiscal year ending on July 31 of each year, which was used in our most recent filing with the SEC, to one ending on March 31 of each year, which is the fiscal year end of Akoustis, Inc.

Also as previously reported, on June 9, 2015, we completed a second and final closing of the Offering in which we sold 261,000 additional shares of our Common Stock, at the same purchase price.

See Item 2.01 of the Super 8-K and Item 3.02 of our Current Report on Form 8-K filed with the SEC on June 15, 2015, for more information concerning the transaction described above.

This Report contains our historical financial statements and Management’s Discussion and Analysis thereof as of a period end and for periods ended prior to the Merger, and such financial statements and the historical discussion in Management’s Discussion and Analysis do not give effect to the Merger.  The Merger was accounted for as a “reverse merger,” and Akoustis, Inc., was deemed to be the accounting acquirer in the reverse merger for accounting purposes. Consequently, in all future filings with the SEC, our historical financial statements as of period ends, and for periods ended, prior to the Merger will be replaced with the historical financial statements of Akoustis, Inc., prior to the Merger.

We continue to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) following the Merger. As a result of the Merger we have ceased to be a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act).

When used in this Report, the terms, “we,” the “Company,” “our,” and “us” refers to Akoustis Technologies, Inc., a Nevada corporation (formerly Danlax, Corp.).

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Akoustis Technologies, Inc.

(Formerly known as Danlax, Corp.)

Condensed Balance Sheets

	April 30,	July 31,
	2015	2014
	(unaudited)
Assets

Assets:
Cash and cash equivalents	$—	$9,521
Total current assets	—	9,521

Total Assets	$—	$9,521

Liabilities and Stockholders' Equity (Deficiency)

Liabilities:
Loans from shareholders	$13,934	$306
Accounts payable and accrued expenses	4,887	—
Total current liabilities	18,821	306

Commitments and contingencies

Stockholders' (Deficiency) Equity
Preferred Stock par value $0.001: 10,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized;
12,854,024 shares issued and outstanding	12,854	12,854
Additional paid-in capital	25,652	23,546
Accumulated deficit	(57,327)	(27,185)
Total Stockholders' (Deficiency) Equity	(18,821)	9,215

Total Liabilities and Stockholders' (Deficiency) Equity	$—	$9,521

See accompanying notes to the condensed financial statements

Akoustis Technologies, Inc.

(Formerly known as Danlax, Corp.)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014

Operating expenses
General and administrative expenses	$25,487	$1,042	$30,142	$6,598
Total operating expenses	25,487	1,042	30,142	6,598

Loss from operations	(25,487)	(1,042)	(30,142)	(6,598)

Net loss	$(25,487)	$(1,042)	$(30,142)	$(6,598)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
-basic and diluted	12,854,024	9,854,019	12,854,024	9,854,019

See accompanying notes to the condensed financial statements

Akoustis Technologies, Inc.

(Formerly known as Danlax, Corp.)

Condensed Statements of Cash Flows

(unaudited)

	For the nine months ended	For the nine months ended
	April 30, 2015	April 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,142)	$(6,598)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4,887	—
Net Cash Used In Operating Activities	(25,255)	(6,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	15,734	—
Net Cash Provided By Financing Activities	15,734	—

Net Decrease in Cash	(9,521)	(6,598)

Cash - Beginning of Period	9,521	9,100

Cash - End of Period	$—	$2,502
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of loan from director to additional paid-in capital	$2,106	$—

See accompanying notes to the condensed financial statements

AKOUSTIS TECHNOLOGIES, INC.

(FORMERLY KNOWN AS DANLAX CORP.)

Notes to the Condensed Financial Statements

April 30, 2015

Note 1. Organization

Akoustis Technologies, Inc. (formerly known as Danlax, Corp.) (the “Company”) was incorporated under the laws of the State of Nevada, U.S. on April 10, 2013.

On April 15, 2015, (i) the Company changed its name to Akoustis Technologies, Inc., and (ii) increased the authorized capital stock from 75,000,000 shares of common stock, par value $0.001 per share, to 300,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”), and 10,000,000 shares of “blank check” preferred stock, par value $$0.001 per share.

On May 22, 2015, Akoustis Acquisition Corp., the Company’s wholly owned subsidiary, a corporation formed in the State of Delaware on May 15, 2015 (“Acquisition Sub”) merged (the “Merger”) with and into Akoustis, Inc., a corporation incorporated in the State of Delaware on May 12, 2014. Akoustis, Inc., was the surviving corporation in the Merger and became a wholly owned subsidiary of the Company. All of the outstanding stock of Akoustis, Inc., was converted into shares of the Company’s Common Stock, as described in more detail below.

At the closing of the Merger, each of the 11,671 shares of common stock and the 5,300 shares of preferred stock of Akoustis, Inc. issued and outstanding immediately prior to the closing of the Merger was converted into 324.082 shares of the Company’s Common Stock. As a result, an aggregate of 5,500,006 shares of the Company’s Common Stock were issued to the holders of Akoustis stock.

In connection with the Merger and pursuant to a Split-Off Agreement, the Company transferred all pre-Merger assets and liabilities to the Company’s pre-Merger majority stockholder, in exchange for the surrender by him and cancellation of 9,854,019 shares of the Company’s Common Stock. These cancelled shares will resume the status of authorized but unissued shares of the Company’s Common Stock.

As a result of the Merger and Split-Off, the Company discontinued its pre-Merger business and acquired the business of Akoustis, Inc., and will continue the existing business operations of Akoustis, Inc.

Since inception through April 30, 2015, the Company has not generated any revenue and has accumulated losses of $57,327. The Company was in the business of mobile games development.

Note 2.  Going Concern and Management Plans

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of April 30, 2015, the Company had a working capital deficit and a stockholders’ deficit of $18,821. The Company has not generated any revenues from operations and incurred net losses since inception.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During May 2015, the Company simultaneously completed a reverse merger with a private reporting company and a first closing of the private placement offering of 3,531,104 shares. Total proceeds from the first closing were $5,296,656 (which included $645,000 principal amount of convertible notes of the private company that converted into Common Stock) with offering costs of approximately $763,000 and net proceeds of approximately $4,534,000. In June 2015, the Company completed a second and final closing of 261,000 shares. Total proceeds from the second closing were $391,500.

AKOUSTIS TECHNOLOGIES, INC. (FORMERLY KNOWN AS DANLAX CORP.)
Notes to the Condensed Financial Statements
April 30, 2015

The Company's primary sources of operating funds since inception have been private equity and note financings. The Company intends to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives. The Company is continuing its efforts to secure additional funds through debt or equity instruments due to the lack of funds. Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Note 3. Summary of significant accounting policies

Basis of presentation

The Company’s condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

The unaudited condensed financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the year ended July 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on October 28, 2014. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the year ended July 31, 2014 has been omitted.

Use of estimates and assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Management bases its estimates on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three and nine months ended April 30, 2015 and 2014 presented in these condensed financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

AKOUSTIS TECHNOLOGIES, INC. (FORMERLY KNOWN AS DANLAX CORP.)
Notes to the Condensed Financial Statements
April 30, 2015

Income Taxes

The Company uses the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. A valuation allowance, if necessary, is provided against deferred tax assets, based upon management’s assessment as to their realization.

Recent accounting pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300—Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the financial statements.

Note 4. Stockholders’ Equity

On April 23, 2015, the Company completed a 1.094891-for-1 forward split of its Common Stock in the form of a dividend, with the result that the 11,740,000 shares of Common Stock outstanding immediately prior to the stock split became 12,854,024 shares of Common Stock outstanding immediately thereafter. All share and per share numbers as of, and for the three and nine months ended, April 30, 2014 and in these notes have be adjusted to give effect to the above forward split.

As of April 30, 2015, the Company had 12,854,024 shares issued and outstanding.

As discussed below in Note 5, the loan from the Director was forgiven and the Company recorded $2,106 as a capital contribution.

Note 5. Related Party Transactions

Since inception through March 25, 2015, the Director loaned $2,106 to the Company to pay for incorporation expenses. This loan was non-interest bearing, due upon demand and unsecured. In March 2015, the debt from the Director was forgiven and the Company recorded $2,106 as a capital contribution. Also during the nine months ended April 30, 2015, the Director was paid a management fee of $5,166.

During the three months ended April 30, 2015, a shareholder loaned the Company $13,934 to pay for incorporation and filing expenses. The loan is non-interest bearing, due upon demand and unsecured.

As of April 30, 2015 and July 31, 2014, the balance due to shareholders was $13,934 and $306, respectively.

AKOUSTIS TECHNOLOGIES, INC. (FORMERLY KNOWN AS DANLAX CORP.)
Notes to the Condensed Financial Statements
April 30, 2015

Note 6. Subsequent Events

Merger with Akoustis, Inc.

On May 22, 2015, Akoustis Acquisition Corp., the Company’s wholly owned subsidiary, a corporation formed in the State of Delaware on May 15, 2015 (“Acquisition Sub”) merged (the “Merger”) with and into Akoustis, Inc., a corporation incorporated in the State of Delaware on May 12, 2014. Akoustis, Inc., was the surviving corporation in the Merger and became a wholly owned subsidiary of the Company. All of the outstanding stock of Akoustis, Inc., was converted into shares of the Company’s Common Stock, as described in more detail below.

At the closing of the Merger, each of the 11,671 shares of common stock and the 5,300 shares of preferred stock of Akoustis, Inc. issued and outstanding immediately prior to the closing of the Merger was converted into 324.082 shares of the Company’s Common Stock. As a result, an aggregate of 5,500,006 shares of the Company’s Common Stock were issued to the holders of Akoustis stock.

In connection with the Merger and pursuant to a Split-Off Agreement, the Company transferred all pre-Merger assets and liabilities to the Company’s pre-Merger majority stockholder, in exchange for the surrender by him and cancellation of 9,854,019 shares of the Company’s Common Stock. These cancelled shares will resume the status of authorized but unissued shares of the Company’s Common Stock.

As a result of the Merger and Split-Off, the Company discontinued its pre-Merger business and acquired the business of Akoustis, Inc., and will continue the existing business operations of Akoustis, Inc.

Also on May 22, 2015, the Company completed a first closing of a private placement offering (the “Offering”) of 3,531,104 shares of Common Stock, at a purchase price of $1.50 per share. The aggregate gross proceeds from the first closing were $5,296,656 (including $645,000 principal amount of convertible notes of Akoustis, Inc., that converted into Common Stock of the Company by the respective terms upon closing of the Offering, at a conversion price per share equal to the Offering Price, and before deducting placement agent fees and expenses of the offering estimated at approximately $762,392.

The Merger was accounted for as a “reverse merger,” and Akoustis, Inc., was deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Merger will be those of Akoustis, Inc. and will be recorded at the historical cost basis and the consolidated financial statements after completion of the Merger will include the assets and liabilities of Akoustis, Inc., historical operations of the Company, and operations of the Company and its subsidiaries from the closing date of the Merger. As a result of the issuance of the shares of the Company’s Common Stock pursuant to the Merger, a change in control of the Company occurred as of the date of consummation of the Merger. The Merger is intended to be treated as a tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Also on May 22, 2015, the Company changed its fiscal year from a fiscal year ending on July 31 of each year, which was used in the most recent filing with the SEC, to one ending on March 31 of each year, which is the fiscal year end of Akoustis, Inc.

On June 9, 2015, the Company completed a second and final closing of the Offering of 261,000 shares of Common Stock, at a purchase price of $1.50 per share. The aggregate gross proceeds from the second closing of the Offering were $391,500.

AKOUSTIS TECHNOLOGIES, INC. (FORMERLY KNOWN AS DANLAX CORP.)
Notes to the Condensed Financial Statements
April 30, 2015

Employment Agreements

On June 15, 2015, the Company entered into a three-year employment agreement with its Chief Executive Officer, Jeffrey B. Shealy.  After the initial three-year term, the agreement will be automatically renewed for successive one-year periods unless terminated by either party on at least 30 days’ written notice prior to the end of the then-current term. The annual base salary is $150,000, subject to increase or decrease on each anniversary as determined by the Board of Directors. Mr. Shealy is eligible, at the discretion of the Board of Directors, to receive an annual cash bonus of up to 100% of his annual base salary.

On June 15, 2015, the Company also entered into employment agreements with three other executives named below. Each of these employment agreements is for a two-year term. After the initial two-year term, the agreement will be automatically renewed for successive one-year periods unless terminated by either party on at least 30 days’ written notice prior to the end of the then-current term. The annual base salaries are shown below, subject to increase or decrease on each anniversary as determined by the Board of Directors. The executives, at the discretion of the Board of Directors, are eligible to receive an annual cash bonus of up to 50% of the annual base salary. Upon execution of the agreements, the Company granted to each executive a restricted stock award of Common Stock in the amount shown below (293,000 shares in total) under the 2015 Equity Incentive Plan, which is subject to a repurchase option in favor of the Company that lapses over a four-year period.

	Base Salary	Restricted Stock Award
David M. Aichele	$136,000	110,000	shares
Mark Boomgarden	$136,000	38,000	shares
Cindy C. Payne	$145,000	145,000	shares

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis should be read in conjunction with the Company’s historical financial statements and the related notes thereto. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Risk Factors” in the Super 8-K, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

General

Akoustis Technologies, Inc. (formerly known as Danlax, Corp.) was incorporated in the State of Nevada on April 10, 2013 and established a fiscal year end of July 31. We do not have revenues, have minimal assets and have incurred losses since inception. From inception until May 22, 2015, the Company was in the business of mobile games development and had developed our business plan and concepts of our first mobile game.

On April 23, 2015, we completed a 1.094891-for-1 forward split of our Common Stock in the form of a dividend, with the result that the 11,740,000 shares of Common Stock outstanding immediately prior to the stock split became 12,854,024 shares of Common Stock outstanding immediately thereafter. All share and per share numbers in this Report relating to our Common Stock have been adjusted to give effect to this stock spilt, unless otherwise stated.

On May 22, 2015, our wholly owned subsidiary, Akoustis Acquisition Corp., a corporation formed in the State of Delaware on May 15, 2015 (“Acquisition Sub”) merged (the “Merger”) with and into Akoustis, Inc., a corporation incorporated in the State of Delaware on May 12, 2014. Akoustis, Inc., was the surviving corporation in the Merger and became our wholly owned subsidiary. All of the outstanding stock of Akoustis, Inc., was converted into shares of our Common Stock, as described in more detail below.

On May 22, 2015, we changed our fiscal year from a fiscal year ending on July 31 of each year, which was used in our most recent filing with the SEC, to one ending on March 31 of each year, which is the fiscal year end of Akoustis, Inc.

On May 22 and June 9, 2015, we held closings of a private placement offering (the “Offering”) of 3,531,104 shares and 261,000 shares, respectively, of our Common Stock, at a purchase price of $1.50 per share.

As a result of the Merger, we discontinued our pre-Merger business and acquired the business of Akoustis, Inc., an early stage, “fabless” company developing, designing and manufacturing innovative filter products for radio frequency, or RF, front-ends for the mobile wireless device industry. Akoustis, Inc., uses a fundamentally new piezoelectric resonator technology that we call Bulk ONE™ in the manufacturing of acoustic resonators, the building blocks of high selectivity “RF” filters required to route signals in a smartphone or other mobile or wearable device. Filters are a critical component of the RF front-end, and their use has multiplied with the launch and licensing of 4G/LTE frequency bands. They are used to define the range of frequencies of radio signals that are transmitted (the “passband”) and simultaneously reject unwanted signals. The increasing demand for wireless data and user applications is driving an increase in the number of wireless channels or frequency bands in a single device. Each new band introduced creates an increase in a demand for filters. A high-end smartphone, for example, must filter the transmit and receive paths for 2G, 3G and 4G wireless access methods in up to 15 bands, as well as Wi-Fi, Bluetooth and in some cases GPS. Signals in the receive paths must be isolated from one another. The filters also must reject other extraneous signals from numerous sources. The current approach to RF filter manufacturing utilizes thin-film polycrystalline materials (thin-film bulk acoustic resonators, or “FBARs”) with relatively high resistance that dissipate a significant amount of the energy in the signal (referred to as “lossy”), resulting in front-end heat generation and reduced battery life. In order to compensate for such losses, the power amplifier specifications are increased, by as much as a factor of two, which reduces further the battery life and puts more demands on the thermal management of the mobile device.

As the filter count per mobile device increases, these inefficiencies will become more limiting. We plan to use single crystal piezoelectric materials to develop a new class of filters with a fundamental advantage to reduce losses over existing thin film technologies. We have fabricated R&D resonators demonstrating the feasibility of our Bulk ONE technology, and are in the process of transitioning the technology into a production-capable wafer fabrication facility for the ultimate purpose of manufacturing our bulk mode acoustic wave filters. Our business model involves “fabless” manufacturing, meaning that we leverage capital investments and capacity of our strategic partners to manufacture our wafers. Once our technology is qualified for manufacturing, we expect to design and sell single crystal filter products using our Bulk ONE technology.

We believe our technology is disruptive to the RF front-end market through the following expected advantages:

•	Lower insertion loss,
•	Wider bandwidth coverage,
•	Improved power compression and linearity,
•	Reduced power amplifier cost,
•	Reduced heat generation and reduced battery loading, and
•	Reduced guard band between adjacent frequency bands.

Once our Bulk ONE technology is qualified for production, our product focus is on innovative single-band filter products for the growing RF front-end market, which can be used to make duplexer or multiplexer filter products necessary for the Mobile Internet. These products present the greatest near-term potential for commercialization of our technology.

This Report contains our historical financial statements and Management’s Discussion and Analysis thereof as of a period end and for periods ended prior to the Merger, and does not give effect to the Merger.

The Merger was accounted for as a “reverse merger,” and Akoustis, Inc., was deemed to be the accounting acquirer in the reverse merger for accounting purposes. Consequently, in all future filings with the SEC, our historical financial statements as of period ends, and for periods ended, prior to the Merger will be replaced with the historical financial statements of Akoustis, Inc., prior to the Merger.

Results of Operation

We have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring net losses and accumulated deficit and expressing substantial doubt in our ability to continue as a going concern. As discussed above, on May 22 and June 9, 2015, we held closings of the Offering for 3,531,104 shares and 261,000 shares, respectively, of our Common Stock, at a purchase price of $1.50 per share, for aggregate gross proceeds (before commissions and expenses) of approximately $5.7 million. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED APRIL 30, 2015 COMPARED TO THE THREE MONTH PERIOD ENDED APRIL 30, 2014

Our net loss for the three month period ended April 30, 2015 was $25,487 compared to a net loss of $1,042 during the three month period ended April 30, 2014. During the three month periods ended April 30, 2015 and 2014 we did not generate any revenue.

During the three month period ended April 30, 2015, we incurred general and administrative expenses of $25,487 compared to $1,042 incurred during the three month period ended April 30, 2014.  General and administrative expenses incurred during the three month period ended April 30, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NINE MONTH PERIOD ENDED APRIL 30, 2015 COMPARED TO THE NINE MONTH PERIOD ENDED APRIL 30, 2014

Our net loss for the nine month period ended April 30, 2015 was $30,142 compared to a net loss of $6,598 during the nine month period ended April 30, 2014. During the nine month periods ended April 30, 2015 and 2014 we did not generate any revenue.

During the nine month period ended April 30, 2015, we incurred general and administrative expenses of $30,142 compared to $6,598 incurred during the nine month period ended April 30, 2014.  General and administrative expenses incurred during the six month period ended January 31, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Liquidity and Capital Resources

As of April 30, 2015 and July 31, 2014, we had cash balances of $0 and $9,521, respectively.  As of April 30, 2015, we had working capital deficit of $18,821, a decrease of $28,036 compared to working capital of $9,215 at July 31, 2014.   The change is a result of the decrease in cash balances and the increase in loans from shareholders and accounts payable.

Stockholders’ deficiency was $18,821 as of April 30, 2015 compared to stockholder’s equity of $9,215 as of July 31, 2014.

We have not generated positive cash flows from operating activities. For the nine month period ended April 30, 2015, net cash flows used in operating activities was $25,255 consisting mainly of a net loss of $30,142. Net cash flows used in operating activities was $6,598 for the nine month period ended April 30, 2014.

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the nine month periods ended April 30, 2015 and 2014, we had net cash flow provided by financing activities of $15,734 and $0, respectively.

As a result of the net proceeds of the Offering discussed above, as of June 19, we had cash of approximately $4.48 million.

Plan of Operation and Funding

We plan to commercialize our technology by designing and manufacturing single band and multi-band solutions that address problems (such as loss, bandwidth, power handling and isolation) created by the growing number of frequency bands in the RF front-end of mobile devices to support 4G/LTE. First, we plan to develop a series of single-band low-loss BAW filter designs for 4G/LTE frequency bands, which are dominated by higher loss BAW solutions and cannot be addressed with low band, lower power handling SAW technology. Second, we plan to develop a series of filter solutions that can cover multiple frequency bands. In order to succeed, we must convince RF front-end module manufactures to use our Bulk ONE technology in their modules. However, since there are only two dominant suppliers in the industry that have high band technology, and both utilize such technology as a competitive advantage at the module level, we expect customers that lack access to high band filter technology will be open to engage with our pure-play filter company.

Our primary activity in the near term will be to continue to work on building our supply chain to produce our Bulk ONE™ technology wafers at our wafer manufacturing partner. We expect to complete technology transfer by the end of June 2016. There is no assurance that we can complete our technology transfer or the subsequent design effort, or that our designs will have acceptable performance with our target customers. In addition, our filter designs will compete with other BAW and SAW products and solutions available to the industry and may not be selected even if fully compliant with all specifications.

Once we complete our technology transfer and customer validation of our technology, we expect to begin production qualification of our Bulk ONE process technology to support a product family of 4G/LTE filter solutions. Once the company has stabilized its process technology in a manufacturing environment, then we will begin product development of our high band filter products in the frequency range from 1.5GHz to 4.0GHz. The target frequency bands will be prioritized based upon customer priority. We expect this will require recruiting and hiring additional personnel. While we have started discussions with several prospective customers for the design, such discussions are ongoing and may not result in any agreements. We expect to proceed with our plan to develop a family of standard catalog filter designs regardless of the outcome of these discussions.

We plan to pursue filter design and R&D development agreements and potentially joint ventures with target customers and other strategic partners. These types of arrangements may subsidize technology development costs and qualification, filter design costs, as well as offer complementary technology and market intelligence and other avenues to revenue. However, we intend to retain ownership of our core technology, IP, designs and related improvements. We expect to pursue development of catalog designs for multiple customers, and offer such catalog products in multiple sales channels.

We expect to use the approximately $4.53 million of net proceeds received from the May and June 2015 Offering for product development to commercialize our technology, research and development, the development of our patent strategy and expansion of our patent portfolio, as well as for working capital and other general corporate purposes. These funds are expected to be sufficient to fund our activities for at least the next twelve months. This runway estimate excludes the impact of R&D grants from the US government. Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We anticipate increasing the number of employees to approximately 20 to 25 employees; however, this is highly dependent on the nature of our development efforts and our success in commercialization. We anticipate adding employees for research and development, as well as general and administrative functions, to support our efforts. We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property. We expect capital expenditures to be approximately $500,000 for the purchase of equipment and software during the next twelve months.

Going Concern

Our financial statements contemplate the continuation of our business as a going concern. We are subject to the risks and uncertainties associated with a new business. We have no established source of capital, do not yet have the ability to earn revenue and have incurred significant losses from operations since inception.  These factors raise substantial doubts about our ability to continue as a going-concern.

We expect to incur losses as we implement our business plan. To date, our cash flow requirements have been primarily met by equity and debt financing. We have never generated any revenues; our only income has been from R&D grants. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient revenues or obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements for our operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300—Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the financial statements.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of April 30, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially negatively affected, or is reasonably likely to materially negatively affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business, financial condition or results of operation. There are currently no pending legal proceedings that we believe will have individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. As far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

ITEM1A.	RISK FACTORS.

The risk factors set forth in Item 2.01 of the Super 8-K under the caption “Risk Factors” are incorporated herein by reference.

ITEM2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as reported in our Current Reports on Form 8-K filed with the SEC, we have not sold any of our equity securities during the period covered by this Report.

ITEM3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM5.	OTHER INFORMATION.

None.

ITEM6.	EXHIBITS.

The following exhibits are filed (or furnished) with this Report:

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

32.2	Section 1350 Certification of principal financial and accounting officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

101*	Interactive Data Files of Financial Statements and Notes.

101.ins*	Instant Document

101.sch*	XBRL Taxonomy Schema Document

101.cal*	XBRL Taxonomy Calculation Linkbase Document

101.def*	XBRL Taxonomy Definition Linkbase Document

101.lab*	XBRL Taxonomy Label Linkbase Document

101.pre*	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 22, 2015	Akoustis Technologies, Inc.

	By:	/s/ Cindy C. Payne
Cindy C. Payne
Chief Financial Officer
(Principal Financial and Accounting Officer)

