Form 10-Q
period 2015-06-30
Akoustis Technologies, Inc.
filed 2015-08-14
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

As of August 14, 2015, there were 11,845,226 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

2

EXPLANATORY NOTE

We were incorporated as Danlax, Corp., in Nevada on April 10, 2013. Prior to the Merger and Split-Off (each as defined below), our business was development and sales of mobile games.

As previously reported, on April 15, 2015, (i) we changed our name to Akoustis Technologies, Inc., and (ii) we increased our authorized capital stock from 75,000,000 shares of common stock, par value $0.001 per share, to 300,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”), and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

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

See Item 2.01 of the Super 8-K and Item 3.02 of our Current Report on Form 8-K filed with the SEC on June 15, 2015, for more information concerning the transactions described above.

The Merger was accounted for as a “reverse merger,” and Akoustis, Inc., was deemed to be the accounting acquirer in the reverse merger for accounting purposes. Consequently, in this and all future filings with the SEC, our historical financial statements as of period ends, and for periods ended, prior to the Merger will be replaced with the historical financial statements of Akoustis, Inc., prior to the Merger.

We continue to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and an “emerging growth company” under the Jumpstart Our Business Startups Act (the JOBS Act) following the Merger. As a result of the Merger we have ceased to be a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act).

When used in this Report, the terms, “we,” the “Company,” “our,” and “us” refers to Akoustis Technologies, Inc., a Nevada corporation (formerly Danlax, Corp.), and its subsidiaries.

3

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

4

AKOUSTIS TECHNOLOGIES, INC. (FORMERLY KNOWN AS DANLAX, CORP.) CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2015	2015
	(unaudited)
Assets

Assets:
Cash and cash equivalents	$4,329,496	$687,739
Inventory	—	30,521
Prepaid expenses	59,812	19,000
Total current assets	4,389,308	737,260

Property and equipment, net	81,641	65,512

Intangibles, net	31,077	26,966

Other assets	10,715	2,715
Total Assets	$4,512,741	$832,453

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$122,514	$58,439
Convertible notes payable	—	655,000
Total current liabilities	122,514	713,439

Long-term Liabilities:
Derivative liabilities	205,144	—
Total Liabilities	327,658	713,439

Commitments and contingencies

Stockholders’ Equity
Preferred Stock, par value $0.001: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 11,845,226 and 4,869,342 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	11,845	4,869
Additional paid in capital	5,441,884	560,494
Accumulated deficit	(1,268,646)	(446,349)
Total Stockholders’ Equity	4,185,083	119,014

Total Liabilities and Stockholders’ Equity	$4,512,741	$832,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUSTIS TECHNOLOGIES, INC. (FORMERLY KNOWN AS DANLAX, CORP.) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

		For the Period from
	For the Three Months Ended	May 12, 2014 (Inception) through
	June 30, 2015	June 30, 2014

Revenue	$—	$—

Operating expenses
Research and development	193,915	4,475
General and administrative expenses	660,127	42,398
Total operating expenses	854,042	46,873

Loss from operations	(854,042)	(46,873)

Other income
Grant income	29,999	—
Interest income	175	—
Change in fair value of derivative liabilities	1,571	—
Total other income	31,745	—

Net loss	$(822,297)	$(46,873)

Net loss per common share - basic and diluted	$(0.11)	$(0.01)

Weighted average common shares outstanding-basic and diluted	7,823,683	5,493,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUSTIS TECHNOLOGIES, INC (FORMERLY KNOWN AS DANLAX, CORP.) CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED JUNE 30, 2015 (unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Stockholders’ Equity

Balance, April 1, 2015	—	$—	4,869,342	$4,869	$560,494	$(446,349)	$119,014

Common stock issued for cash, net of issuance costs	—	—	3,362,104	3,362	4,238,265	—	4,241,627

Warrants issued to underwriter	—	—	—	—	(206,715)	—	(206,715)

Common stock issued upon conversion of notes	—	—	436,806	437	654,563	—	655,000

Recapitalization	—	—	3,000,005	3,000	(3,000)	—	—

Common stock issued for services	—	—	176,969	177	198,277	—	198,454

Net loss for the period ended June 30, 2015						(822,297)	(822,297)
Balance, June 30, 2015	—	$—	11,845,226	$11,845	$5,441,884	$(1,268,646)	$4,185,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUSTIS TECHNOLOGIES, INC (FORMERLY KNOWN AS DANLAX, CORP.) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period from
	For the Three Months Ended	May 12, 2014 (Inception) through
	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(822,297)	$(46,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,632	211
Amortization of intangibles	506	—
Share-based compensation	198,454	190
Change in fair value of derivative liabilities	(1,571)	—
Changes in operating assets and liabilities:
Inventory	30,521	—
Prepaid expenses	(40,812)	—
Other assets	(8,000)	(2,000)
Accounts payable and accrued expenses	64,075	18,953
Net Cash Used In Operating Activities	(576,492)	(29,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(18,761)	(9,667)
Cash paid for intangibles	(4,617)	(1,175)
Net Cash Used In Investing Activities	(23,378)	(10,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,241,627	1
Proceeds from issuance of preferred stock	—	530,000
Net Cash Provided By Financing Activities	4,241,627	530,001

Net Increase in Cash	3,641,757	489,640

Cash - Beginning of Period	687,739	—

Cash - End of Period	$4,329,496	$489,640

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$—	$—
Interest	$—	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock compensation payable	$27,206	$190
Warrants issued for stock issuance costs	$206,715	$—
Conversion of convertible notes into common stock	$655,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUSTIS TECHNOLOGIES, INC.

(FORMERLY KNOWN AS DANLAX CORP.)

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

Note 1. Organization

Akoustis Technologies, Inc. (formerly known as Danlax, Corp.) (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 10, 2013. The Company operates in the telecommunications and fiber optics sector and is based in Cornelius, North Carolina.  The mission of the Company is to commercialize and manufacture its patent-pending Bulk ONE™ acoustic wave technology to address the critical frequency-selectivity requirements in today’s mobile smartphones – improving the efficiency and signal quality of mobile wireless devices and enabling The Internet of Things.

The Merger

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

At the closing of the Merger, each of the 11,671 shares of common stock and the 5,300 shares of preferred stock of Akoustis, Inc. issued and outstanding immediately prior to the closing of the Merger was exchanged for 324.082 shares of the Company’s Common Stock. As a result, an aggregate of 5,500,006 shares of the Company’s Common Stock were issued to the holders of Akoustis Inc. stock.

In connection with the Merger and pursuant to a Split-Off Agreement, the Company transferred all pre-Merger assets and liabilities to the Company’s pre-Merger majority stockholder, in exchange for the surrender by him and cancellation of 9,854,019 shares of the Company’s Common Stock, resulting in 3,000,005 shares of the Company’s Common Stock outstanding at the time of the Merger. These cancelled shares will resume the status of authorized but unissued shares of the Company’s Common Stock.

As a result of the Merger and Split-Off, the Company discontinued its pre-Merger business and acquired the business of Akoustis, Inc., and will continue the existing business operations of Akoustis, Inc.

The Merger was accounted for as a “reverse merger,” and Akoustis, Inc., was deemed to be the accounting acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Merger will be those of Akoustis, Inc. and will be recorded at the historical cost basis and the consolidated financial statements after completion of the Merger will include the assets and liabilities of Akoustis, Inc., historical operations of the Company, and operations of the Company and its subsidiaries from the closing date of the Merger. As a result of the issuance of the shares of the Company’s Common Stock pursuant to the Merger, a change in control of the Company occurred as of the date of consummation of the Merger. The Merger is intended to be treated as a tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended. All historical share amounts of the accounting acquirer were retrospectively recast to reflect the share exchange.

Also on May 22, 2015, the Company changed its fiscal year from a fiscal year ending on July 31 of each year, which was used in the most recent filing with the SEC, to one ending on March 31 of each year, which is the fiscal year end of Akoustis, Inc.

Since inception through June 30, 2015, the Company has not generated any revenue from operations and has accumulated losses of $1,268,646.

The Financing

Also on May 22, 2015, the Company completed a first closing of a private placement offering (the “Offering”) of 3,531,104 shares of Common Stock, at a purchase price of $1.50 per share. The aggregate gross proceeds from the first closing were $5,296,656 (including $645,000 principal amount of convertible notes of Akoustis, Inc., that were converted into Common Stock of the Company by the respective terms upon closing of the Offering, at a conversion price per share equal to the Offering Price, and before deducting placement agent fees and expenses of the offering of $762,342).

On June 9, 2015, the Company completed a second and final closing of the Offering of 261,000 shares of Common Stock, at a purchase price of 1.50 per share. The aggregate gross proceeds from the second closing of the Offering were $391,500 before deducting placement agent fees and expenses of the offering of $39,187.

Note 2.  Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of June 30, 2015, the Company had a working capital of $4,266,794 and an accumulated deficit of $1,268,646.  The Company has not generated any revenues from operations and incurred net losses since inception. The Company believes that it has sufficient cash to fund its operations through July of 2016.  However, there is no assurance that the Company’s projections and estimates are accurate.  In the event that the Company does not receive anticipated proceeds from research grants or such grant payments are delayed, or the Company experiences costs in excess of estimates to continue its research and development plan, it is possible that the Company would not have sufficient resources to continue as a going concern for the next year. In order to mitigate these risks, the Company is actively managing and controlling the Company’s cash outflows. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s primary sources of operating funds since inception have been private equity, note financings and grants. The Company intends to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives. The Company is continuing its efforts to secure additional funds through debt or equity instruments. Management believes that it will be successful in obtaining additional financing based on its history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Note 3. Summary of significant accounting policies

Basis of presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

The unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 8-K for the period from inception through March 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2015. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 8-K for the period from inception through March 31, 2015 has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending March 31, 2016 or any other period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its whollyowned subsidiary, Akoustis, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates and assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(1)	Fair value of long–lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long–lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long–lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under–performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(2)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry–forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred a loss, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(3)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

(4)

Estimates and assumptions used in valuation of derivative liability: Management utilizes a binomial option pricing model to estimate the fair value of derivative liabilities. The model includes subjective assumptions that can materially affect the fair value estimates.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2015 and March 31, 2015, the Company had cash and cash equivalents of $4,329,496 and $687,739, respectively. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits.

Inventory

Inventory is stated at lower of cost or market using the first-in, first-out (FIFO) valuation method. Inventory was comprised of raw materials at March 31, 2015. During the three months ended June 30, 2015, the inventory was utilized for research and development purposes only and would therefore provide no future economic benefit to the Company. As a result, this inventory was expensed on the condensed consolidated statement of operations.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, including property and equipment, when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows.  If an asset’s carrying value exceeds such estimated cash flows (undiscounted and with interest charges), the Company records an impairment charge for the difference.

Based on its assessments, the Company did not record any impairment charges for the three months ended June 30, 2015 and the period May 12, 2014 (Inception) through June 30, 2014.

Derivative Liability

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock.  Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

The Company utilizes a binomial option pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Company records the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

Grant income

During the period ended June 30, 2015, the Company was awarded grants of $29,999 from the National Science Foundation (the “NSF”).  The Company recognizes nonrefundable grant revenue when it is awarded. The Company received total proceeds from the grant of $29,999 in order to fund future research and development and are shown as “Grant income” on the condensed consolidated statement of operations.

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three months ended June 30, 2015 and the period May 12, 2014 (Inception) through June 30, 2014 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Options	160,000	—
Warrants	324,650	—
Restricted stock	546,886	623,855
Totals	1,031,536	623,855

Subsequent events

The Company has evaluated events that occurred subsequent to June 30, 2015 and through the date the financial statements were issued.

Note 4. Property and equipment

Property and equipment consisted of the following:

		June 30,	March 31,
	Estimated Useful Life	2015	2015
Research and development equipment	3 – 10 years	$70,091	$66,095
Computer equipment	5 years	12,892	4,367
Furniture and fixtures	5 – 10 years	3,725	725
Leasehold improvements	39 years	3,240	—
		89,948	71,187
Less: Accumulated depreciation		(8,307)	(5,675)
Total		$81,641	$65,512

The Company recorded depreciation expense of $2,632 and $211 for the three months ended June 30, 2015 and the period May 12, 2014 (Inception) through June 30, 2014, respectively.

Note 5. Intangible assets

The Company’s intangibles assets consisted of the following:

	Estimated useful life	June 30, 2015	March 31, 2015
Patents	15 years	$31,067	$26,450
Less: Accumulated amortization		(1,550)	(1,044)
Subtotal		29,517	25,406
Trademarks	—	1,560	1,560
Intangible assets, net		$31,077	$26,966

The Company recorded amortization expense of $506 and $0 for the three months ended June 30, 2015 and the period May 12, 2014 (Inception) through June 30, 2014, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

June 30,
2016	$2,022
2017	2,022
2018	2,022
2019	2,022
2020	2,022
Thereafter	19,407
$29,517

Note 6. Convertible note

During March 2015, the Akoustis, Inc. received $655,000 in proceeds from six investors upon execution of convertible notes. On April 9, 2015, one note holder converted $10,000 of his outstanding convertible note to 6,806 shares of Common Stock of the Company. On May 22, 2015, the remaining $645,000 of the notes were converted to 430,000 shares of Common Stock of the Company.

Note 7. Derivative Liabilities

Upon closing of the private placement transactions on May 22, 2015 and June 9, 2015, the Company issued 298,551 and 26,099 warrants, respectively, to purchase common stock with an exercise price of $1.50 and a five year term to the placement agent. The Company identified certain put features embedded in the warrants that potentially could result in a net cash settlement, requiring the Company to classify the warrants as a derivative liability.

Level 3 Financial Liabilities – Derivative warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of June 30, 2015:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$205,144	$—	$—	$205,144	$205,144

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2015:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, April 1, 2015	$—
Issuance of derivative warrants liabilities	206,715
Change in fair value of derivative warrant liabilities	(1,571)
Balance, June 30, 2015	$205,144

The fair value of the derivative feature of the warrants on the issuance dates and at the balance sheet date were calculated using a binomial option model valued with the following weighted average assumptions:

	May 22, 2015	June 9, 2015	June 30, 2015
Risk free interest rate	1.57%	1.74%	1.63%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	47%	47%	47%
Remaining term	5.0	5.0	4.89 – 4.94 years

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Note with a similar term on the date of the grant.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

Volatility: The Company calculates the expected volatility of the stock price based on the corresponding volatility of the Company’s peer group stock price for a period consistent with the warrants’ expected term.

Remaining term: The Company’s remaining term is based on the remaining contractual maturity of the warrants.

During the three months ended June 30, 2015, the Company marked the derivative feature of the warrants to fair value and recorded a gain of $1,571 relating to the change in fair value.

Note 8. Stockholders’ Equity

As a result of the Merger, an aggregate of 5,500,006 shares of the Company’s Common Stock were issued to the holders of Akoustis Inc. stockholders.

In connection with the a Split-Off Agreement, the Company transferred all pre-Merger assets and liabilities to the Company’s pre-Merger majority stockholder, in exchange for the surrender by him and cancellation of 9,854,019 shares of the Company’s Common Stock. These cancelled shares resumed the status of authorized but unissued shares of the Company’s Common Stock. The remaining shareholders of the Company owned 3,000,005 shares of Common Stock shown as a recapitalization on the Condensed Consolidated Statement of Stockholders’ Equity.

On May 22, 2015, the Company issued 100,000 shares of Common Stock for professional services provided. These shares were expensed to the Condensed Consolidated Statement of Operations for the grant date fair value of $150,000.

As further discussed in Note 1, the Company issued 3,362,104 shares of Common Stock in connection with the private placement.

As of June 30, 2015, the Company had 11,845,226 shares issued and outstanding.

Stock incentive plan

The Company had no equity compensation plans as of the end of fiscal year 2014.

On May 22, 2015, the Board of Directors adopted, and on the same date the stockholders approved, the 2015 Plan, which reserves a total of 1,200,000 shares of Common Stock for issuance under the 2015 Plan. The 2015 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants. The Company agreed not to grant awards under the 2015 Plan for more than 600,000 shares of Common Stock during the first year following the closing of the Merger. If an incentive award granted under the 2015 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2015 Plan.

In addition, the number of shares of our Common Stock subject to the 2015 Plan, any number of shares subject to any numerical limit in the 2015 Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in our outstanding Common Stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Options granted under the Plan vest as determined by the Company’s board of directors and expire over varying terms, but not more than seven years from date of grant. In the case of an Incentive Stock Option that is granted to a 10% shareholder on the date of grant, such Option shall not be exercisable after the expiration of five years from the date of grant. During the period ended June 30, 2015, 160,000 options were issued to four non-employee directors.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

For the Three Months Ended June 30,
2015
Expected term (years)	6.25
Risk-free interest rate	1.29%
Volatility	47%
Dividend yield	0%

Expected term: The Company’s expected term is based on the period the options are expected to remain outstanding. The Company estimated this amount utilizing the “Simplified Method” in that the Company does not have sufficient historical experience to provide a reasonable basis to estimate an expected term.

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Note with a similar term on the date of the grant.

Volatility: The Company calculates the expected volatility of the stock price based on the corresponding volatility of the Company’s peer group stock price for a period consistent with the options’ expected term.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

The following is a summary of the option activity:

	Options	Weighted Average Exercise Price

Outstanding – April 1, 2015	—	$—
Exercisable –April 1, 2015	—	$—
Granted	160,000	$1.50
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – June 30, 2015	160,000	$1.50
Exercisable – June 30, 2015	—	$—

As of June 30, 2015 and March 31, 2015, the total intrinsic value of options outstanding and exercisable was $0. As of June 30, 2015, the Company has $108,740 in unrecognized stock based compensation expense attributable to the outstanding options which will be amortized over a period of 3.89 years.

For the three months ended June 30, 2015 and the period May 12, 2014 (Inception) through June 30, 2014, the Company recorded $2,984 and $0, respectively, in stock-based compensation related to stock options which is reflected in the consolidated statements of operations.

Issuance of restricted shares – employees and consultants

Restricted shares are valued using the share price on the date of most recent equity raise or the value of the services performed, whichever is more readily determinable. The grant date fair value of the award is recorded as share–based compensation expense over the respective vesting period. Any unvested portion of the grant awarded to consultants is accrued on the Balance Sheet as a component of accounts payable and accrued expenses. As of June 30, 2015 and March 31, 2015, the accrued stock based compensation was $27,206 and $5,857, respectively. The Company has the right to repurchase some or all of such shares upon termination of the individual’s service with the Company, whether voluntary or involuntary, for 60 months from the date of termination (“repurchase option”). The unvested shares are subject to forfeiture upon termination of consulting and employment agreements.

On June 16, 2014, 307,876 restricted shares were granted and issued to certain consultants with a fair value of $273,050 at June 30, 2015. The restricted shares vest over a five year period - 25% one year from the date of issue and the remaining shares vesting monthly until the end of the term. As of June 30, 2015, 72,918 shares have vested and were released from the repurchase option. The Company has recorded $64,321 and $190 in stock–based compensation expense for the periods ended June 30, 2015 and 2014, respectively, for the shares that have vested which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations.

On July 21, 2014, 32,408 restricted shares were granted and issued to a certain employee with a fair value of $2,090. The restricted shares vest over a five year period - 25% one year from the date of issue and the remaining shares vesting monthly until the end of the term. The Company has recorded $108 in stock–based compensation expense for the three months ended June 30, 2015 for the shares that have vested, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations.

During August 2014, 81,020 restricted shares were granted and issued to certain consultants with a fair value of $120,563 at June 30, 2015. The restricted shares vest over a five year period - 25% one year from the date of issue and the remaining shares vesting monthly until the end of the term. The Company has recorded $3,384 in stock–based compensation expense for the three months ended June 30, 2015 for the shares that have vested, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations.

During September 2014, 129,633 restricted shares were granted and issued to certain consultants with a fair value of $54,570 at June 30, 2015 The restricted shares vest over a five year period - 25% one year from the date of issue and the remaining shares vesting monthly until the end of the term. The Company has recorded $1,725 in stock–based compensation expense for the three months ended June 30, 2015 for the shares that have vested, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations.

During March 2015, 72,918 restricted shares were granted and issued to a certain consultants with a fair value of $109,184 at June 30, 2015. The restricted shares vest over a five year period - 25% one year from the date of issue and the remaining shares vesting monthly until the end of the term. The Company has recorded $3,168 in stock–based compensation expense for the three months ended June 30, 2015 for the shares that have vested, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations.

On June 15, 2015, the Board of Directors authorized the grant of 387,200 restricted shares to certain employees.  These shares were not issued at June 30, 2015. The restricted shares will vest over a four year period - 50% two years from the date of issue and 25% vesting on the third and fourth annual anniversaries.

Note 9. Commitments

Operating leases

In July 2014, Akoustis, Inc. entered into a 24–month lease agreement for office space located in Cornelius, North Carolina, terminating on June 30, 2016. Under the agreement, total annual rent is $24,000 with the option to renew the lease for two additional one year terms.

In April 2015, Akoustis, Inc. entered into a new lease agreement for office space. The lease is for a three year term with monthly payments of $3,800 and requires a deposit of $10,000. At the time of the execution of the new lease, the original lease for the existing office space had 14 months remaining on the existing two year agreement. Akoustis, Inc. negotiated with the landlord to pay $16,000 for an eight month termination fee, which includes rent through May 15, 2015.

The operating leases provide for annual real estate tax and cost of living increases and contains predetermined increases in the rentals payable during the term of the lease. The aggregate rent expense is recognized on a straight-line basis over the lease term. The total lease rental expense was $25,192 and $2,000 for the three months ended June 30, 2015 and the period May 12, 2104 (Inception) through June 30, 2014, respectively.

Total future minimum payments required under the new operating lease are as follows.

Year Ending June 30,
2016	$45,600
2017	45,600
2018	38,000
$129,200

Note 10. Related Party Transactions

Offering and convertible notes

Akoustis, Inc. was founded on May 12, 2014. In June 2014, the founders and angel investors contributed $530,000 in a series-seed equity financing.

During the equity financing of Akoustis, Inc., the CEO was the largest investor at $175,000. Furthermore, a firm owned by our CEO (Raytech, LLC) loaned our company $30,000 to assist in purchase of test and measurement equipment required to evaluate the performance of our technology demonstrators. The loan agreement was a 12-month simple interest note. The loan agreement was repaid in full in March 2015.

In March 2015, Akoustis, Inc. issued convertible notes in exchange for investments of $655,000 by the founders and original angel investors. Of this, $200,000 was invested by our CEO. Also in March 2015 we executed a stock purchase agreement for $35,000 with an investor to offset legal and audit expenses related to the Merger and private placement offering. In April 2015, one of the convertible noteholders converted $10,000 of his convertible note into shares of Akoustis, Inc., common stock in order to enable us to qualify for additional matching funds from NSF. As a result, the net note investment remaining was $645,000, which, in accordance with the terms of the convertible notes, converted into Common Stock of the Company on the same terms as the other investors in the Company’s private placement offering referred to below, at a conversion price of $1.50 per share.

On May 22, 2015, our wholly owned subsidiary, Akoustis Acquisition Corp., a corporation formed in the State of Delaware on May 15, 2015 (“Acquisition Sub”) merged (the “Merger”) with and into Akoustis, Inc., a corporation incorporated in the State of Delaware on May 12, 2014. Akoustis, Inc., was the surviving corporation in the Merger and became our wholly owned subsidiary. All of the outstanding stock of Akoustis, Inc., was exchanged for shares of our Common Stock.  In connection with the Merger and pursuant to a Split-Off Agreement, we transferred our pre-Merger assets and liabilities to our pre-Merger majority stockholder, in exchange for the surrender by him and cancellation of 9,854,019 shares of our Common Stock.

On May 22, 2015, concurrently with the closing of the Merger, and as a condition to the Merger, we held a closing on a private placement offering in which we sold 3,531,104 shares of our Common Stock, at a purchase price of $1.50 per share. On June 10, 2015, we completed a second and final closing of the private placement offering in which we sold an additional 261,000 shares of common stock. In total, we sold an aggregate of 3,792,104 shares of common stock. The aggregate gross proceeds from the offerings were $5,688,156 (before deducting placement agent fees and offering expenses of $801,581). See “Description of Business—The Offering” for additional information.

Note 11. Subsequent Events

On August 6, 2015, the Company filed a Form S-1 for the public offering of up to 7,876,310 share of its common stock pursuant to registration right granted in connection with the May-June private placement.

ITEM 2.           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis should be read in conjunction with the Company’s historical financial statements and the related notes thereto. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Risk Factors” in the Super 8-K we filed with the SEC on May 29, 2015, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

References in this section to “Akoustis,” “we,” “us,” “our” “the Company” and “our Company” refer to refer to Akoustis Technologies, Inc. and its consolidated subsidiary, Akoustis, Inc.

As the result of the reverse merger and the change in business and operations of the Company on May 22, 2015, a discussion of the past financial results of the Company is not pertinent, and under applicable accounting principles the historical financial results of Akoustis, Inc., the accounting acquirer, prior to the Merger are considered the historical financial results of the Company.

The following discussion highlights the results of operations and the principal factors that have affected our financial condition, as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on the unaudited financial statements contained in this Report, which we have prepared in accordance with United States generally accepted accounting principles. The discussion and analysis should be read together with such financial statements and the related notes thereto.

Overview

Akoustis is an early-stage company that designs and manufactures innovative filters enabling the radio frequency (RF) front-end of Mobile Wireless devices, such as smartphones. Located between the device’s antenna and its digital backend, the RF front-end is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. To construct the resonators that are the building blocks for the RF filter, we have developed a fundamentally new single-crystal acoustic materials and device technology that we refer to as Bulk ONE™. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RF front-end.

We believe owning the core resonator technology and manufacturing our designs is the most direct and effective means of delivering our solutions to the market. Furthermore, our technology is based upon bulk-mode resonance, which is superior to surface-mode resonance for high band applications and emerging 4G/LTE frequency band licenses. While our target customers make all or a portion of the RF front-end module, several customers lack access to critical high band technology to compete in high band applications and other traditional surface-mode solutions where higher power performance is required. We intend to design and manufacture our RF filter products to multiple customers and enable broader competition among the front-end module manufacturers. We plan to operate as a “pure-play” RF filter supplier and align with the front-end module manufacturers who seek to acquire high performance filters to grow their module business.

We have built prototype resonators using our proprietary single crystal materials. We are currently transferring and optimizing our Bulk ONE technology to our wafer-manufacturing partner under a joint development agreement (JDA) and a manufacturing agreement. We leverage both federal and state level, non-dilutive R&D grants to support development and commercialization of our technology. We are developing resonators for 4G/LTE bands and the associated proprietary models and design kits required to design our RF filters. Once we have stabilized the wafer process technology, we plan to engage with strategic customers to evaluate first our resonators and then our filter prototypes. Our initial designs will target high band 4G/LTE frequency bands. Since Akoustis owns its core technology and controls access to its IP, we can offer several ways to engage with potential customers. First, we can engage with customers using filter that we design and offer as a standard catalog component to multiple customers. Second, we can start with a customer-supplied filter specification, which we design and fabricate for a specific customer. Finally, we can offer our models and design kits for our customers to design their own filter into our proprietary technology.

Akoustis, Inc. was founded on May 12, 2014. In June 2014, our founders and angel investors contributed $530,000 in a series-seed equity financing. In June 2014, the Company applied for its first small business innovative research (SBIR) R&D grant with National Science Foundation (NSF). Beginning in July, the Company filed its first US patent applications on its Bulk ONE technology. We were awarded our first SBIR grant with NSF in December 2014. In early 2015, Akoustis received an additional grant from the North Carolina Department of Commerce and the N.C. Board of Science, Technology & Innovation (N.C. BST&I). We have applied for a second NSF R&D grant in April and expect to apply for additional R&D grants that support technology innovation in line with our business plan. Our partnership with NSF has strengthened since the start of our engagement and their support has accelerated our technology commercialization as well as funded technical jobs. We have additional opportunities for new grants and matching funds from our current small business program partnership with NSF, which total a potential additional $1,250,000. We plan to apply for an NSF phase II program under our current program award, which contains a maximum grant value of $750,000 in additional funding, to start in early 2016. Further, if this award is received, then we believe our current equity financing activities qualify us for an additional $500,000 in matching funds to commercialize our technology. There can be no assurance, however, that these grants will be received.

Of the $530,000 raised in June 2014, our CEO was the largest investor at $175,000. Furthermore, a firm owned by our CEO (Raytech, LLC) loaned our company $30,000 to assist in purchase of test and measurement equipment required to evaluate the performance of our technology demonstrators. The loan agreement was a 12-month simple interest note. The loan agreement was repaid in full in March 2015.

In March 2015, Akoustis, Inc. issued convertible notes in exchange for investments of $655,000 by the founders and original angel investors. Of this, $200,000 was invested by our CEO. Also in March 2015 we executed a stock purchase agreement for $35,000 with an investor to offset legal and audit expenses related to the Merger and private placement offering. In April 2015, one of the convertible noteholders converted $10,000 of his convertible note into shares of Akoustis, Inc., common stock in order to enable us to qualify for additional matching funds from NSF. As a result, the net note investment remaining was $645,000, which, in accordance with the terms of the convertible notes, converted into Common Stock of the Company on the same terms as the other investors in the Company’s private placement offering referred to below, at a conversion price of $1.50 per share.

On May 22, 2015, our wholly owned subsidiary, Akoustis Acquisition Corp., a corporation formed in the State of Delaware on May 15, 2015 (“Acquisition Sub”) merged (the “Merger”) with and into Akoustis, Inc., a corporation incorporated in the State of Delaware on May 12, 2014. Akoustis, Inc., was the surviving corporation in the Merger and became our wholly owned subsidiary. All of the outstanding stock of Akoustis, Inc., was exchanged for shares of our Common Stock.  In connection with the Merger and pursuant to a Split-Off Agreement, we transferred our pre-Merger assets and liabilities to our pre-Merger majority stockholder, in exchange for the surrender by him and cancellation of 9,854,019 shares of our Common Stock.

On May 22, 2015, concurrently with the closing of the Merger, and as a condition to the Merger, we held a closing on a private placement offering in which we sold 3,531,104 shares of our Common Stock, at a purchase price of $1.50 per share. On June 10, 2015, we completed a second and final closing of the private placement offering in which we sold an additional 261,000 shares of common stock. In total, we sold an aggregate of 3,792,104 shares of common stock. The aggregate gross proceeds from the offerings were $5,688,156 (before deducting placement agent fees and offering expenses of approximately $801,581). See “Description of Business—The Offering” for additional information.

We have earned no revenue since inception, and our operations have been funded with the initial capital contributions, grants and debt. We have incurred losses totaling $1.32 million from inception through June 30, 2015. These losses are primarily the result of research and development costs associated with commercializing our technology, combined with start-up and financing costs. We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid state device technology development as well as engineering of catalog and custom filter designs.

Our financial statements contemplate the continuation of our business as a going concern. We are subject to the risks and uncertainties associated with a new business. We have no established source of capital, do not yet have the ability to earn revenue and have incurred significant losses from operations since inception. These matters raise substantial doubt about our ability to continue as a going concern. Our auditors also have expressed an opinion that substantial doubt exists as to whether we can continue as a going concern in their report on our audited financial statements for the year ended March 31, 2015. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Plan of Operation

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

Once we complete our technology transfer and customer validation of our technology, we expect to begin production qualification of our Bulk ONE™ process technology to support a product family of 4G/LTE filter solutions. Once the company has stabilized its process technology in a manufacturing environment, then we will begin product development of our high band filter products in the frequency range from 1.5GHz to 4.0GHz. The target frequency bands will be prioritized based upon customer priority. We expect this will require recruiting and hiring additional personnel. While we have started discussions with several prospective customers for the design, such discussions are ongoing and may not result in any agreements. We expect to proceed with our plan to develop a family of standard catalog filter designs regardless of the outcome of these discussions.

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

We expect to use the approximately $4.2 million of net proceeds received from the May/June 2015 private placement offering for product development to commercialize our technology, research and development, the development of our patent strategy and expansion of our patent portfolio, as well as for working capital and other general corporate purposes. These funds are expected to be sufficient to fund our activities through July of 2016.  However, there is no assurance that the Company’s projections and estimates are accurate. Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We anticipate increasing the number of employees to approximately 20 to 25 employees; however, this is highly dependent on the nature of our development efforts and our success in commercialization. We anticipate adding employees for research and development, as well as general and administrative functions, to support our efforts. We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property. We expect capital expenditures to be approximately $500,000 for the purchase of equipment and software during the year following this offering.

The amounts that we actually spend for any specific purpose may vary significantly and will depend on a number of factors including, but not limited to, the pace of progress of our commercialization and development efforts, actual needs with respect to product testing, development and research, market conditions, and changes in or revisions to our marketing strategies. In addition, we may use a portion of any net proceeds to acquire complementary products, technologies or businesses; however, we do not have plans for any acquisitions at this time. We have significant discretion in the use of the net proceeds.

Commercial development of new technology is, by its nature, unpredictable. Although we will undertake development efforts with commercially reasonable diligence, there can be no assurance that the net proceeds from the recent offering will be sufficient to enable us to commercialize our technology to the extent needed to create future sales to sustain operations as contemplated herein. If the net proceeds from the recent offering are insufficient for these purposes, or the Company does not receive anticipated proceeds from research grants or such grant payments are delayed, or the Company experiences costs in excess of estimates to continue its research and development plan, it is possible that the Company would not have sufficient resources to continue as a going concern for the next year, and we will consider other options to continue our path to commercialization, including, but not limited to, additional financing through follow-on stock offerings, debt financing, co-development agreements, curtailment of operations, suspension of operations, sale or licensing of developed intellectual or other property, or other alternatives.

If we are unable to raise the funds that we believe are needed to develop our technology and enable future sales, we may be required to scale back our development plans by reducing expenditures for employees, consultants, business development and marketing efforts, and other envisioned expenditures. This could reduce our ability to commercialize our technology or require us to seek further funding earlier, or on less favorable terms, than if we had raised the full amount of the proposed offering.

We cannot assure you that our technology will be accepted, that we will ever earn revenues sufficient to support our operations or that we will ever be profitable. Furthermore, since we have no committed source of financing, we cannot assure you that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. See Note 3 to our financial statements for a more complete description of our significant accounting policies.

Intangible assets

Intangible assets consist of patents and trademarks. Estimates of future cash flows and timing of events for evaluating long–lived assets for impairment are based upon management’s judgment. If any of the Company’s intangible or long–lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value. Applicable long–lived assets are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment. Patents are amortized on the straight-line method over their useful lives of 15 years.

Derivative Liability

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock.  Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

The Company utilizes a binomial option pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Company records the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts payable, accrued expenses, and convertible notes payable approximate fair value due to the short-term nature of these instruments.

The Company measures the fair value of financial assets and liabilities based on the guidance of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair value measurements are categorized using a valuation hierarchy for disclosure of the inputs used to measure fair value, which prioritize the inputs into three broad levels:

☐	Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

☐	Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date, and include those financial instruments that are valued using models or other valuation methodologies.

☐	Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Equity–based compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a five year period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the value of the underlying share, the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is benchmarked against similar companies in a similar industry over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common stock and does not intend to pay dividends on its Common stock in the foreseeable future. The expected forfeiture rate is estimated based on management’s best estimate

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, our equity–based compensation could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the equity–based compensation could be significantly different from what the Company has recorded in the current period.

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505-40, “Equity Based Payments to Non–Employees”. The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. The fair value of the equity instruments is re-measured each reporting period over the requisite service period.

Results of Operations

Revenue

The Company did not have any revenues from operations during the three months ended June 30, 2015 and the period from May 12, 2014 through June 30, 2014.

Expenses

Research and Development Expenses

Research and development expenses were $193,915 for the three months ended June 30, 2015, an increase of $189,440 or 4233%, compared with $4,475 for the period ended June 30, 2014. The increase is attributable to the ramp up of research and development activities as the Company entered into its second year of operations. The increased costs are primarily in the areas of material purchases and material processing costs.

General and Administrative Expenses

General and administrative expenses were $660,127 for the three months ended June 30, 2015, an increase of $617,729 or 1457%, compared with $42,398 for the period ended June 30, 2014. General and administrative costs as of the period ended June 30, 2014 were reflective of a newly formed business. The increase in general and administrative spending was mainly in the areas of staff salaries, share-based compensation and professional fees. In addition to the increase in headcount to accommodate the ramp up of business activity, the Company incurred higher professional fees associated with the previously reported merger and public offering.

Other Income

Other income is comprised of grant income and interest income. During the period ended June 30, 2015, the Company received grant income of $29,999 from the National Science Foundation (the “NSF”) in order to fund future research and development. Other income also contained the change in fair value of derivative liabilities of $1,571 for the three months ended June 30, 2015.

Net Loss

Net loss was $822,297 for the three months ended June 30, 2015, an increase of $775,424 or 1654%, compared with $46,873 for the period ended June 30, 2014. The increase was primarily due to higher expenses as discussed above.

Liquidity and Capital Resources

We have earned no revenue from operations since inception, and our operations have been funded with initial capital contributions, sales of our equity securities, debt financing and research and development grants.

We had current assets of $4,389,308 and current liabilities of $122,514 at June 30, 2015, resulting in working capital of $4,266,794. The primary source of working capital during the quarter was from the issuance of common stock.

Operating activities used cash of $576,492 for the period from April 1, 2015 to June 30, 2015. The net loss of $822,297 comprises the majority of the cash used in operations.

Investing activities used cash of $23,378 for the period from April 1, 2015 to June 30, 2015. Investing activities consisted of $18,761 paid for machinery and equipment and $4,617 paid for intangibles, which include patent applications and trademarks.

Financing activities provided cash of $4,241,617 for the period from April 1, 2015 to June 30, 2015 and were the result of the issuance of common stock. On May 22, 2015, concurrently with the closing of the Merger, we closed on a private placement offering in which we sold 3,531,104 shares of our Common Stock, at a purchase price of $1.50 per share, for aggregate gross proceeds (before placement agent fees and offering expenses) of $5,296,656. On June 9, 2015, we completed a second and final closing of the offering in which we sold an additional 261,000 shares of common stock. In total we sold an aggregate of 3,792,104 shares of common stock in the offering and received aggregate gross proceeds of $5,688,156 (including $645,000 in principal amount of convertible notes of Akoustis, Inc. that converted into shares of our common stock at closing) before deducting placement agent fees and expenses of approximately $801,529.

Off-Balance Sheet Transactions

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2015.

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

An evaluation was conducted under the supervision and with the participation of participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were ineffective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the limited number of employees, which impacts our ability to conduct a thorough internal review, and the Company's reliance on external accounting personnel to prepare financial statements.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially negatively affected, or is reasonably likely to materially negatively affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS.

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

ITEM 1A.            RISK FACTORS.

The risk factors set forth in Item 2.01 of the Super 8-K under the caption “Risk Factors” are incorporated herein by reference.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as reported in the Super 8-K and our other Current Reports on Form 8-K filed with the SEC, we have not sold any of our equity securities during the period covered by this Report.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

(d)          Exhibits

In reviewing the agreements included or incorporated by reference as exhibits to this Quarterly Report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are filed (or furnished) with this Report:

Exhibit Number	SEC Report Reference No.	Description
2.1	2.1	Agreement and Plan of Merger and Reorganization, dated as of May 22, 2015, by and among the Registrant, Acquisition Sub and Akoustis, Inc.(1)

3.1	3.1	Certificate of Amendment of Articles of Incorporation of the Registrant (2)

3.3	3.3	Certificate of Merger of Acquisition Sub with and into Akoustis, Inc.,(1)

3.4	3.4	Amended and Restated By-Laws of the Registrant (1)

10.1	10.1	Split-Off Agreement, dated as of May 22, 2015, by and among the Registrant, Danlax Enterprise Corp. and Ivan Krikun (1)

10.2	10.2	General Release Agreement, dated as of May 22, 2015, by and among the Registrant, Danlax Enterprise Corp. and Ivan Krikun (1)

10.3	10.3	Indemnification Shares Escrow Agreement, dated as of May 22, 2015, by and among the Registrant, Jeffrey B. Shealy, and CKR Law LLP, as Escrow Agent (1)

10.4	10.4	Form of Lock-Up and No Short Selling Agreement between the Registrant and the officers, directors and shareholders party thereto (1)

10.5	10.5	Form of Subscription Agreement between the Registrant and the investors party thereto (1)

10.6	10.6	Placement Agency Agreement, dated April 17, 2015, between the Registrant and Northland Securities, Inc., and Katalyst Securities LLC (1)

10.7	10.7	Amendment No. 1 to Placement Agency Agreement, dated May 15, 2015, between the Registrant and Northland Securities, Inc., and Katalyst Securities LLC (1)

Exhibit Number	SEC Report Reference No.	Description
10.8	10.8	Form of Placement Agent Warrant for Common Stock of the Registrant (1)

10.9	10.9	Form of Registration Rights Agreement (1)

10.10*	10.10	The Registrant’s 2015 Equity Incentive Plan (1)

10.11*	10.11	Form of Stock Option Agreement under 2015 Equity Incentive Plan (1)

10.12*†	10.12	Form of Restricted Stock Purchase Agreement between the Registrant (as assignee of Akoustis, Inc.) and each of Steve Denbaars, Mark Boomgarden and Arthur Geiss (1)

10.13*	10.1	Employment Agreement between the Registrant and Jeffrey Shealy as of June 15, 2015 (3)

10.14*	10.2	Employment Agreement between the Registrant and David M. Aichele as of June 15, 2015 (3)

10.15*	10.3	Employment Agreement between the Registrant and Mark Boomgarden dated as June 15, 2015 (3)

10.16*	10.4	Employment Agreement between the Registrant and Cindy C. Payne dated as June 15, 2015 (3)

31.1	**	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	**	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.2	**	Section 1350 Certification of principal executive officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)
32.2	**	Section 1350 Certification of principal financial and accounting officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

101	**	Interactive Data Files of Financial Statements and Notes

101.INS	**	Instant Document

101.SCH	**	XBRL Taxonomy Schema Document

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Label Linkbase Document

101.PRE	**	XBRL Taxonomy Presentation Linkbase Document

(1)	Filed with the Securities and Exchange Commission on May 29, 2015 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated May 22, 2015, which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on April 29, 2015 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated April ___, 2015, which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on June 19, 2015 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated June 15, 2015, which exhibit is incorporated herein by reference.

*     Management contract or compensatory plan or arrangement

**    Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2015	Akoustis Technologies, Inc.

	By:	/s/ Cindy C. Payne
Cindy C. Payne Chief Financial Officer (Principal Financial and Accounting Officer)

