Form 10-Q
period 2015-09-30
Akoustis Technologies, Inc.
filed 2015-11-12
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

As of November 12, 2015, there were 12,685,115 shares of the registrant’s Common Stock, $0.001 par value per share, issued and outstanding.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and March 31, 2015	F-1
Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014 and the six months ended September 30, 2015 and for the Period from May 12, 2014 (Inception) through September 30, 2014 (unaudited)	F-2
Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended September 30, 2015 (unaudited)	F-3
Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2015 and for the Period from May 12, 2014 (Inception) through September 30, 2014 (unaudited)	F-4
Notes to Condensed Consolidated Financial Statements (unaudited)	F-5

AKOUSTIS TECHNOLOGIES, INC.

(FORMERLY KNOWN AS DANLAX, CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2015	2015
	(unaudited)
Assets

Assets:
Cash and cash equivalents	$3,414,421	$687,739
Inventory	—	30,521
Prepaid expenses	54,622	19,000
Total current assets	3,469,043	737,260

Property and equipment, net	181,068	65,512

Intangibles, net	44,916	26,966

Other assets	18,815	2,715
Total Assets	$3,713,842	$832,453

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$377,887	$58,439
Convertible notes payable	—	655,000
Total current liabilities	377,887	713,439

Long-term Liabilities:
Derivative liabilities	191,129	—

Total Liabilities	569,016	713,439

Commitments and contingencies

Stockholders’ Equity
Preferred Stock, par value $0.001: 10,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.001 par value; 300,000,000 shares authorized; 12,392,115 and 5,493,200 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively	12,392	5,493
Additional paid in capital	5,469,612	559,870
Accumulated deficit	(2,337,178)	(446,349)
Total Stockholders’ Equity	3,144,826	119,014

Total Liabilities and Stockholders’ Equity	$3,713,842	$832,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUSTIS TECHNOLOGIES, INC.

(FORMERLY KNOWN AS DANLAX, CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Period from May 12, 2014 (Inception) through
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$—	$—	$—	$—

Operating expenses
Research and development	321,720	74,290	515,635	78,765
General and administrative expenses	761,323	74,016	1,421,450	116,414
Total operating expenses	1,083,043	148,306	1,937,085	195,179

Loss from operations	(1,083,043)	(148,306)	(1,937,085)	(195,179)

Other income
Grant income	—	—	29,999	—
Interest income	496	—	671	—
Change in fair value of derivative liabilities	14,015	—	15,586	—
Total other income	14,511	—	46,256	—

Net loss	$(1,068,532)	$(148,306)	$(1,890,829)	$(195,179)

Net loss per common share - basic and diluted	$(0.09)	$(0.03)	$(0.18)	$(0.04)

Weighted average common shares outstanding -basic and diluted	12,392,115	5,493,200	10,434,735	5,493,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUSTIS TECHNOLOGIES, INC

(FORMERLY KNOWN AS DANLAX, CORP.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Stockholders’ Equity

Balance, April 1, 2015	—	$—	5,493,200	$5,493	$559,870	$(446,349)	$119,014

Common Stock issued for cash, net of issuance costs	—	—	3,362,104	3,362	4,238,265	—	4,241,627

Warrants issued to underwriter	—	—	—	—	(206,715)	—	(206,715)

Common Stock issued upon conversion of notes	—	—	436,806	437	654,563	—	655,000

Recapitalization	—	—	3,000,005	3,000	(3,000)	—	—

Common Stock issued for services	—	—	100,000	100	226,629	—	226,729

Net loss for the period ended September 30, 2015						(1,890,829)	(1,890,829)
Balance, September 30, 2015	—	$—	12,392,115	$12,392	$5,469,612	$(2,337,178)	$3,144,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUSTIS TECHNOLOGIES, INC

(FORMERLY KNOWN AS DANLAX, CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period from
	For the Six Months Ended	May 12, 2014 (Inception) through
	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,890,829)	$(195,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,162	1,942
Amortization of intangibles	1,540	380
Share-based compensation	226,729	1,785
Change in fair value of derivative liabilities	(15,586)	—
Changes in operating assets and liabilities:
Inventory	30,521	—
Prepaid expenses	(35,622)	—
Other assets	(16,100)	(2,715)
Accounts payable and accrued expenses	319,448	1,967
Net Cash Used In Operating Activities	(1,372,737)	(191,820)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(122,718)	(63,698)
Cash paid for intangibles	(19,490)	(24,225)
Net Cash Used In Investing Activities	(142,208)	(87,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from promissory note	—	30,000
Repayment of promissory note	—	(7,333)
Proceeds from issuance of Common Stock	4,241,627	1
Proceeds from issuance of preferred stock	—	530,000
Net Cash Provided By Financing Activities	4,241,627	552,668

Net Increase in Cash	2,726,682	272,925

Cash - Beginning of Period	687,739	—

Cash - End of Period	$3,414,421	$272,925

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$—	$—
Interest	$—	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock compensation payable	$64,656	$1,684
Warrants issued for stock issuance costs	$206,715	$—
Conversion of convertible notes into Common Stock	$655,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUSTIS TECHNOLOGIES, INC.

(FORMERLY KNOWN AS DANLAX CORP.)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2015

Note 1. Organization

Akoustis Technologies, Inc. (formerly known as Danlax, Corp.) (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 10, 2013. The Company operates in the telecommunications and fiber optics sector and is based in Huntersville, North Carolina.  The mission of the Company is to commercialize and manufacture its patent-pending Bulk ONE™ acoustic wave technology to address the critical frequency-selectivity requirements in today’s mobile smartphones – improving the efficiency and signal quality of mobile wireless devices and enabling The Internet of Things.

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

Also on May 22, 2015, the Company changed its fiscal year from a fiscal year ending on July 31 of each year to one ending on March 31 of each year, which is the fiscal year end of Akoustis, Inc.

Since inception through September 30, 2015, the Company has not generated any revenue from operations and has accumulated losses of $2,337,178.

The Financing

On May 22, 2015, concurrently with the closing of the Merger, and as a condition to the Merger, the Company held a closing on a private placement offering (the “Offering”) in which the Company sold 3,101,104 shares of its Common Stock, at a purchase price of $1.50 per share. On June 10, 2015, the Company completed a second and final closing of the private placement offering in which the Company sold an additional 261,000 shares of Common Stock. In total, the Company sold an aggregate of 3,362,104 shares of Common Stock. The aggregate gross proceeds from the offerings were $5,043,206 (before deducting placement agent fees and offering expenses of approximately $801,579).

During April and May 2015, $655,000 principal amount of convertible notes of Akoustis, Inc., were converted into 436,806 shares of Common Stock of the Company on the same terms as the other investors in the Offering at a conversion price of $1.50 per share.

On August 6, 2015, the Company filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 for the public offering by selling stockholders of up to 7,876,310 shares of its Common Stock (which includes outstanding shares of Common Stock, shares underlying warrants and shares that may become issuable pursuant to an anti-dilution provision applicable to certain of the outstanding shares) pursuant to registration right granted in connection with the May-June private placement. The Form S-1 was declared effective by the SEC on October 20, 2015.

Note 2.  Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of September 30, 2015, the Company had a working capital of $3,091,156 and an accumulated deficit of $2,337,178.  The Company has not generated any revenues from operations and incurred net losses since inception. As of September 30, 2015, the Company had cash and cash equivalents of $3,414,421. There is no assurance that the Company’s projections and estimates are accurate.  In the event that the Company does not receive anticipated proceeds from research grants or such grant payments are delayed, or the Company experiences costs in excess of estimates to continue its research and development plan, it is possible that the Company would not have sufficient resources to continue as a going concern for the next year. In order to mitigate these risks, the Company is actively managing and controlling the Company’s cash outflows. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s primary sources of operating funds since inception have been private equity, note financings and grants. The Company intends to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives. The Company is continuing its efforts to secure additional funds through debt or equity instruments and grants. Management believes that it will be successful in obtaining additional financing based on its history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Note 3. Summary of significant accounting policies

Basis of presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

The unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 8-K for the period from inception through March 31, 2015 filed with the SEC on May 22, 2015. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 8-K for the period from inception through March 31, 2015 has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending March 31, 2016 or any other period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Akoustis, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(1)	Fair value of long–lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long–lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long–lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under–performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(2)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry–forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred a loss, (b) general economic conditions, and (c) other factors.

(3)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

(4)	Estimates and assumptions used in valuation of derivative liability: Management utilizes a binomial option pricing model to estimate the fair value of derivative liabilities. The model includes subjective assumptions that can materially affect the fair value estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2015 and March 31, 2015, the Company had cash and cash equivalents of $3,414,421 and $687,739, respectively. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits.

Inventory

Inventory is stated at lower of cost or market using the first-in, first-out (FIFO) valuation method. Inventory was comprised of raw materials at March 31, 2015. During the six months ended September 30, 2015, the inventory was utilized for research and development purposes only and would therefore provide no future economic benefit to the Company. As a result, this inventory was expensed on the condensed consolidated statement of operations.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, including property and equipment, when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows.  If an asset’s carrying value exceeds such estimated cash flows (undiscounted and with interest charges), the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value.

Based on its assessments, the Company did not record any impairment charges for the six months ended September 30, 2015 and the period May 12, 2014 (Inception) through September 30, 2014.

Derivative Liability

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. The change in fair value is recorded in the condensed consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

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

The Company utilizes a binomial option pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Company records the change in the fair value of the derivative as other income or expense in the condensed consolidated statements of operations.

Grant income

During the six months ended September 30, 2015, the Company was awarded grants of $29,999 from the National Science Foundation (the “NSF”).  The Company recognizes nonrefundable grant revenue when it is awarded. The Company received total proceeds from the grant of $29,999 in order to fund future research and development and are shown as “Grant income” on the condensed consolidated statement of operations.

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to Common Stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of Common Stock equivalents. In periods when losses are reported, which is the case for the three months ended September 30, 2015 and 2014 and the six months ended September 30, 2015 and the period May 12, 2014 (Inception) through September 30, 2014 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes Common Stock equivalents because their inclusion would be anti-dilutive.

The Company had the following Common Stock equivalents at September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Options	160,000	—
Warrants	324,650	—
Restricted stock	623,855	623,855
Totals	1,108,505	623,855

Shares outstanding

Shares outstanding include shares of restricted stock with respect to which restrictions have not lapsed. Restricted stock included in reportable shares outstanding was 623,855 shares and 623,855 shares as of September 30, 2015 and 2014, respectively. Shares of restricted stock are included in the calculation of weighted average shares outstanding.

 Subsequent events

The Company has evaluated events that occurred subsequent to September 30, 2015 and through the date the financial statements were issued.

Note 4. Property and equipment

Property and equipment consisted of the following:

		September 30,	March 31,
	Estimated Useful Life	2015	2015
Research and development equipment	3 – 10 years	$173,222	$66,095
Computer equipment	5 years	13,718	4,367
Furniture and fixtures	5 – 10 years	3,725	725
Leasehold improvements	*	3,240	—
		193,905	71,187
Less: Accumulated depreciation		(12,837)	(5,675)
Total		$181,068	$65,512

(*) Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $4,530 and $1,731 for the three months ended September 30, 2015 and 2014, respectively. The Company recorded depreciation expense of $7,162 and $1,942 for the six months ended September 30, 2015 and the period May 12, 2014 (Inception) through September 30, 2014, respectively.

As of September 30, 2015, research and development fixed assets totaling $55,000 were not placed in service and therefore not depreciated during the period.

Note 5. Intangible assets

The Company’s intangibles assets consisted of the following:

	Estimated useful life	September 30, 2015	March 31, 2015
Patents	15 years	$45,940	$26,450
Less: Accumulated amortization		(2,584)	(1,044)
Subtotal		43,356	25,406
Trademarks	—	1,560	1,560
Intangible assets, net		$44,916	$26,966

The Company recorded amortization expense of $1,034 and $380 for the three months ended September 30, 2015 and 2014, respectively. The Company recorded amortization expense of $1,540 and $380 for the six months ended September 30, 2015 and the period May 12, 2014 (Inception) through September 30, 2014, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

September 30,
2016	$3,013
2017	3,013
2018	3,013
2019	3,013
2020	3,013
Thereafter	28,291
$43,356

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

Level 3 Financial Liabilities – Derivative warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of September 30, 2015:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$191,129	$—	$—	$191,129	$191,129

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended September 30, 2015:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, April 1, 2015	$—
Issuance of derivative warrant liabilities	206,715
Change in fair value of derivative warrant liabilities	(15,586)
Balance, September 30, 2015	$191,129

The fair value of the derivative feature of the warrants on the issuance dates and at the balance sheet date were calculated using a binomial option model valued with the following weighted average assumptions:

	May 22, 2015	June 9, 2015	September 30, 2015
Risk free interest rate	1.57%	1.74%	1.37%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	47%	47%	45%
Remaining term	5.0	5.0	4.65 – 4.69 years

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

During the six months ended September 30, 2015, the Company marked the derivative feature of the warrants to fair value and recorded a gain of $15,586 relating to the change in fair value.

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

As of September 30, 2015, the Company had 12,392,115 shares issued and outstanding.

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

Options granted under the Plan vest as determined by the Company’s board of directors and expire over varying terms, but not more than seven years from date of grant. In the case of an Incentive Stock Option that is granted to a 10% shareholder on the date of grant, such Option shall not be exercisable after the expiration of five years from the date of grant. During the period ended September 30, 2015, 160,000 options were issued to four non-employee directors.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

For the Three and Six Months Ended September 30,
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

The following is a summary of the option activity:

	Options	Weighted Average Exercise Price

Outstanding – April 1, 2015	—	$—
Exercisable –April 1, 2015	—	—
Granted	160,000	1.50
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding – September 30, 2015	160,000	$1.50
Exercisable – September 30, 2015	—	$—

As of September 30, 2015 and March 31, 2015, the total intrinsic value of options outstanding and exercisable was $0. As of September 30, 2015, the Company has $101,700 in unrecognized stock based compensation expense attributable to the outstanding options which will be amortized over a period of 3.64 years.

For the three months ended September 30, 2015 and 2014, the Company recorded $7,040 and $0, respectively, in stock-based compensation related to stock options which is reflected in the condensed consolidated statements of operations.

For the six months ended September 30, 2015 and the period May 12, 2014 (Inception) through September 30, 2014, the Company recorded $10,024 and $0, respectively, in stock-based compensation related to stock options which is reflected in the condensed consolidated statements of operations.

Issuance of restricted shares – employees and consultants

Restricted stock awards are considered outstanding at the time of execution by the Company and the recipient of a restricted stock agreement, as the stock award holders are entitled to dividend and voting rights. At the end of the second quarter of fiscal 2016, the number of shares granted for which the restrictions have not lapsed was 463,841 shares.

Restricted shares are valued using the share price on the date of most recent equity raise or the value of the services performed, whichever is more readily determinable. The grant date fair value of the award is recorded as share–based compensation expense over the respective vesting period. Any unvested portion of the grant awarded to consultants is accrued on the Balance Sheet as a component of accounts payable and accrued expenses. As of September 30, 2015 and March 31, 2015, the accrued stock based compensation was $70,512 and $5,857, respectively. The Company has the right to repurchase some or all of such shares upon termination of the individual’s service with the Company, whether voluntary or involuntary, for 60 months from the date of termination (“repurchase option”). The unvested shares are subject to forfeiture upon termination of consulting and employment agreements.

On June 16, 2014, 307,876 restricted shares were granted and issued to certain consultants with a fair value of $273,050 at September 30, 2015. The restricted shares vest over a five year period - 25% one year from the date of issue and the remaining shares vesting monthly until the end of the term. As of September 30, 2015, 96,211 shares have vested and were released from the repurchase option. The Company has recorded $13,032 and $1,440 in stock–based compensation expense for the three months ended September 30, 2015 and 2014, respectively, for the shares that have vested which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The Company has recorded $77,353 and $1,440 in stock–based compensation expense for the six months ended September 30, 2015 and the period from May 12, 2014 (inception) through September 30, 2014, respectively, for the shares that have vested which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. As of September 30, 2015 and 2014, the Company had $195,697 and $271,610, respectively, in unrecognized stock based compensation expense related to the unvested shares.

On July 21, 2014, 32,408 restricted shares were granted and issued to a certain employee with a fair value of $2,090. The restricted shares vest over a five year period - 25% one year from the date of issue and the remaining shares vesting monthly until the end of the term. As of September 30, 2015, 9,452 shares have vested and were released from the repurchase option. The Company has recorded $152 and $101 in stock–based compensation expense for the three months ended September 30, 2015 and 2014, respectively, for the shares that have vested which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The Company has recorded $260 and $101 in stock–based compensation expense for the six months ended September 30, 2015 and the period from May 12, 2014 (inception) through September 30, 2014, respectively, for the shares that have vested, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. As of September 30, 2015 and 2014, the Company had $1,830 and $1,989, respectively, in unrecognized stock based compensation expense related to the unvested shares.

During August 2014, 81,020 restricted shares were granted and issued to certain consultants with a fair value of $120,563 at September 30, 2015. The restricted shares vest over a five year period - 25% one year from the date of issue and the remaining shares vesting monthly until the end of the term. As of September 30, 2015, 21,943 shares have vested and were released from the repurchase option. The Company has recorded $27,910 and $154 in stock–based compensation expense for the three months ended September 30, 2015 and 2014, respectively, for the shares that have vested which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The Company has recorded $31,294 and $154 in stock–based compensation expense for the six months ended September 30, 2015 and the period from May 12, 2014 (inception) through September 30, 2014, respectively, for the shares that have vested, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. As of September 30, 2015 and 2014, the Company had $89,269 and $120,409, respectively, in unrecognized stock based compensation expense related to the unvested shares.

During September 2014, 129,633 restricted shares were granted and issued to certain consultants with a fair value of $54,570 at September 30, 2015 The restricted shares vest over a five year period - 25% one year from the date of issue and the remaining shares vesting monthly until the end of the term. As of September 30, 2015, 32,408 shares have vested and were released from the repurchase option. The Company has recorded $10,619 and $90 in stock–based compensation expense for the three months ended September 30, 2015 and 2014, respectively, for the shares that have vested which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The Company has recorded $12,344 and $90 in stock–based compensation expense for the six months ended September 30, 2015 and the period from May 12, 2014 (inception) through September 30, 2014, respectively, for the shares that have vested, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. As of September 30, 2015 and 2014, the Company had $42,226 and $54,480, respectively, in unrecognized stock based compensation expense related to the unvested shares.

During March 2015, 72,918 restricted shares were granted and issued to a certain consultants with a fair value of $109,184 at September 30, 2015. The restricted shares vest over a five year period - 25% one year from the date of issue and the remaining shares vesting monthly until the end of the term. The Company has recorded $6,844 and $0 in stock–based compensation expense for the three months ended September 30, 2015 and 2014, respectively, for the shares that have vested which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The Company has recorded $10,012 and $0 in stock–based compensation expense for the six months ended September 30, 2015 and the period from May 12, 2014 (inception) through September 30, 2014, respectively, for the shares that have vested, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. As of September 30, 2015 and 2014, the Company had $99,172 and $0, respectively, in unrecognized stock based compensation expense related to the unvested shares.

On June 15, 2015, the Board of Directors authorized the grant of 387,200 restricted shares to six employees and on July 23, 2015, the Board of Directors authorized an additional grant of 40,000 restricted shares to a certain employee.  These shares were not issued at September 30, 2015. At the time of this filing, restricted stock agreements have been executed by three of these employees. The restricted shares will vest over a four year period - 50% two years from the date of issue and 25% vesting on the third and fourth annual anniversaries.

Note 9. Commitments

Operating leases

In July 2014, Akoustis, Inc. entered into a 24–month lease agreement for office space located in Cornelius, North Carolina, terminating on June 30, 2016. Under the agreement, total annual rent is $24,000 with the option to renew the lease for two additional one year terms.

In April 2015, Akoustis, Inc. entered into a new lease agreement for office space in Huntersville, NC. The lease is for a three year term with monthly payments of $3,800 and requires a deposit of $10,000. At the time of the execution of the new lease, the original lease for the existing office space had 14 months remaining on the existing two year agreement. Akoustis, Inc. negotiated with the landlord to pay $16,000 for an eight month termination fee, which includes rent through May 15, 2015.

The operating leases provide for annual real estate tax and cost of living increases and contains predetermined increases in the rentals payable during the term of the lease. The aggregate rent expense is recognized on a straight-line basis over the lease term. The total lease rental expense was $28,980 and $7,613 for the six months ended September 30, 2015 and the period May 12, 2014 (Inception) through September 30, 2014, respectively.

Total future minimum payments required under the new operating lease are as follows.

Year Ending September 30,
2016	$45,600
2017	45,600
2018	26,600
$117,800

Note 10. Related Party Transactions

Offering and convertible notes

Akoustis, Inc. was founded on May 12, 2014. In June 2014, the founders and angel investors contributed $530,000 in a series-seed equity financing.

During the equity financing of Akoustis, Inc., the CEO was the largest investor at $175,000. Furthermore, a firm owned by the Company’s CEO (Raytech, LLC) loaned the Company $30,000 to assist in purchase of test and measurement equipment required to evaluate the performance of the Company’s technology demonstrators. The loan agreement was a 12-month simple interest note. The loan agreement was repaid in full in March 2015.

In March 2015, Akoustis, Inc. issued convertible notes in exchange for investments of $655,000 by the founders and original angel investors. Of this, $200,000 was invested by the Company’s CEO. Also in March 2015 the Company executed a stock purchase agreement for $35,000 with an investor to offset legal and audit expenses related to the Merger and private placement offering. In April 2015, one of the convertible noteholders converted $10,000 of his convertible note into shares of Akoustis, Inc. Common Stock in order to enable the Company to qualify for additional matching funds from NSF. As a result, the net note investment remaining was $645,000, which, in accordance with the terms of the convertible notes, converted into Common Stock of the Company on the same terms as the other investors in the Company’s private placement offering referred to below, at a conversion price of $1.50 per share.

On May 22, 2015, Akoustis Acquisition Corp., the Company’s wholly owned subsidiary, a corporation formed in the State of Delaware on May 15, 2015 (“Acquisition Sub”) merged (the “Merger”) with and into Akoustis, Inc., a corporation incorporated in the State of Delaware on May 12, 2014. Akoustis, Inc., was the surviving corporation in the Merger and became a wholly owned subsidiary of the Company. All of the outstanding stock of Akoustis, Inc., was converted into shares of the Company’s Common Stock. In connection with the Merger and pursuant to a Split-Off Agreement, the Company transferred the pre-Merger assets and liabilities to the pre-Merger majority stockholder, in exchange for the surrender by him and cancellation of 9,854,019 shares of the Company’s Common Stock.

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

We have built prototype resonators using our proprietary single crystal materials. We are currently transferring and optimizing our Bulk ONE technology to our wafer-manufacturing partner under a joint development agreement (JDA) and a manufacturing agreement. We leverage both federal and state level, non-dilutive R&D grants to support development and commercialization of our technology. We are developing resonators for 4G/LTE bands and the associated proprietary models and design kits required to design our RF filters. Once we have stabilized the wafer process technology, we plan to engage with strategic customers to evaluate first our resonators and then our filter prototypes. Our initial designs will target high band 4G/LTE frequency bands. Since Akoustis owns its core technology and controls access to its IP, we can offer several ways to engage with potential customers. First, we can engage with customers using filter that we design and offer as a standard catalog component to multiple customers. Second, we can start with a customer-supplied filter specification, which we design and fabricate for a specific customer. Finally, we can offer our models and design kits for our customers to design their own filter into our proprietary technology.  In July 2014, the Company filed its first US patent applications on its Bulk ONE technology and we currently have seven pending patent applications.

Akoustis, Inc. was founded on May 12, 2014. In June 2014, our founders and angel investors contributed $530,000 in a series-seed equity financing. In June 2014, Akoustis, Inc. applied for its first small business innovative research (“SBIR”) R&D grant with National Science Foundation (“NSF”). Akoustis, Inc. was awarded $150,000 for the Phase I SBIR grant in December of 2014 and was awarded an additional $30,000 for Phase Ib in May 2015. The NSF program increases the incentive and opportunity for startups and small businesses to undertake cutting-edge, high-quality scientific research and development. NSF and SBR provide grants in phases: a short proof-of-concept / feasibility grant ($150-225k) can potentially be followed by longer development grants.

The terms of the Phase I and Ib grants require that the grantee have full responsibility for the conduct of the project or activity supported and the adherence to the award conditions including those regarding record keeping, adequateness of financial reporting systems, measurement against project goals and budget and reporting deadlines. The Phase I grant period is January to June 2015 which was extended to December 2015 as a result of the Phase Ib award. A minimum of two-thirds of the research and/or analytical effort must be performed by the grantee and all products and equipment purchased to the extent practicable must be American-made.

Two-thirds or $100,000 of the total Phase I award was made in January 2015 and the remainder will be paid upon receipt and acceptance by NSF of a satisfactory final report and financial certification. The Phase Ib award extended the grant timeline to December 2015 and moved the deadline for the Phase I final report to January 2016. A Phase I interim report was due and was submitted by July 15, 2015. The Phase Ib award of $30,000 was received in June 2015.

In addition to the SBIR grant awards, the State of North Carolina awarded Akoustis with a Phase I NSF matching grant in January 2015 in the amount of $50,000. The initial payment of $37,500 was received in March of 2015. The final payment of $12,500 is contingent upon the submission and acceptance of the final NSF SBIR Phase I report in January 2016 and the receipt of notification from the NSF that Akoustis is eligible for the final Phase I payment.

We expect to apply for additional R&D grants that support technology innovation in line with our business plan. Our partnership with NSF has strengthened since the start of our engagement and their support has accelerated our technology commercialization as well as funded technical jobs. We have additional opportunities for new grants and matching funds from our current small business program partnership with NSF, which total a potential additional $1,250,000. In July 2015, we applied for an NSF Phase II program under our current program award, which contains a maximum grant value of $750,000 in additional funding, to start in early 2016. Further, if this award is received, then we believe our current equity financing activities qualify us for an additional $500,000 in matching funds to commercialize our technology. There can be no assurance, however, that these grants will be received.

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

On May 22, 2015, concurrently with the closing of the Merger, and as a condition to the Merger, we held a closing on a private placement offering in which we sold 3,101,104 shares of our Common Stock, at a purchase price of $1.50 per share. On June 10, 2015, we completed a second and final closing of the private placement offering in which we sold an additional 261,000 shares of Common Stock. In total, we sold an aggregate of 3,362,104 shares of Common Stock. The aggregate gross proceeds from the offerings were $5,043,206 (before deducting placement agent fees and offering expenses of approximately $801,579).

During April and May 2015, $655,000 principal amount of convertible notes of Akoustis, Inc., were converted into 436,806 shares of Common Stock of the Company on the same terms as the other investors in the Offering at a conversion price of $1.50 per share. See “Description of Business—The Offering” for additional information.

We have earned no revenue since inception, and our operations have been funded with the initial capital contributions, grants and debt. We have incurred losses totaling $2.34 million from inception through September 30, 2015. These losses are primarily the result of research and development costs associated with commercializing our technology, in addition to general administrative costs associated with critical roles as well as professional fees including legal and accounting. We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid state device technology development as well as engineering of catalog and custom filter designs.

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

We expect to use our approximately $3.1 million of cash and cash equivalents as of November 9, 2015 to fund a majority of the foregoing milestones, for product development to commercialize our technology, research and development, the development of our patent strategy and expansion of our patent portfolio, as well as for working capital and other general corporate purposes. The Company does not expect that its current cash on hand will fund its operations for the next twelve months. Due to the impending lack of funds, we will need to raise further capital, through the sale of additional equity securities or otherwise, to support our future operations. There is no assurance that the Company’s projections and estimates are accurate. Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We anticipate increasing the number of employees to approximately 20 to 25 employees; however, this is highly dependent on the nature of our development efforts and our success in commercialization. We anticipate adding employees for research and development, as well as general and administrative functions, to support our efforts. We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property. We expect capital expenditures to be approximately $500,000 for the purchase of equipment and software during the next twelve months.

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

Commercial development of new technology is, by its nature, unpredictable. Although we will undertake development efforts with commercially reasonable diligence, there can be no assurance that our current cash and cash equivalents will be sufficient to enable us to commercialize our technology to the extent needed to create future sales to sustain operations as contemplated herein. If the Company cannot successfully raise additional capital, or the Company does not receive anticipated proceeds from research grants or such grant payments are delayed, or the Company experiences costs in excess of estimates to continue its research and development plan, the Company will not have sufficient resources to continue as a going concern for the next twelve months, and we will consider other options to continue our path to commercialization, including, but not limited to, debt financing, co-development agreements, curtailment of operations, suspension of operations, sale or licensing of developed intellectual or other property, or other alternatives.

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

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the value of the underlying share, the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is benchmarked against similar companies in a similar industry over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future. The expected forfeiture rate is estimated based on management’s best estimate.

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

Results of Operations

Summary of Operations for the Three Months Ended September 30, 2015 and 2014

Revenue

The Company did not have any revenues from operations during the three months ended September 30, 2015 and the three months ended September 30, 2014.

Expenses

Research and Development Expenses

Research and development expenses were $321,720 for the three months ended September 30, 2015, an increase of $247,430 or 333%, compared with $74,290 for the three months ended September 30, 2014. The increase was due to the ramp up of research and development activity during the Company’s second year of operations. The increased expenditures occurred primarily in areas of R&D personnel, material and material processing.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2015 were $761,323 versus $74,016 for the three months ended September 30, 2014, an increase of $687,307 or 929%. The increase in spending occurred mainly in the areas of officer and staff personnel costs due to ramp up of headcount in the Company’s second year of operations, and professional fees, primarily legal and accounting services.

Other Income

Other income for the three months ended September 30, 2015 was comprised of interest income of $496 and the change in the fair value of derivative liabilities of $14,015. The Company recorded no Other Income for quarter ended September 30, 2014.

Net Loss

Net loss was $1,068,532 for the three months ended September 30, 2015, an increase of $920,226 or 620%, compared with a net loss of $148,306 for the three months ended September 30, 2014. The increase was primarily due the Company recording higher costs in its second year in the areas of R&D and G&A salary and wages due to the ramp up of headcount, material and material processing due to increased R&D activity and professional fees, mainly legal and accounting.

Summary of Operations for the Six Months Ended September 30, 2015 and the Period from May 12, 2014 (Inception) to September 30, 2014

Revenue

The Company did not have any revenues from operations during the six months ended September 30, 2015 or for the period from May 12, 2014 (inception) to September 30, 2014.

Expenses

Research and Development Expenses

Research and Development expenses were $515,635 for the six months ended September 30, 2015 which is an increase of $436,870 or 555% over the $78,765 costs incurred for the period from May 12, 2014 (inception) to September 30, 2014. The increase in costs was due to the Company’s ramp up in R&D activity in its second year of operations. The increased spend occurred mainly in the areas of material and material processing and personnel costs due to ramp up of headcount to coincide with increased R&D activity.

General and Administrative Expenses

General and administrative expenses for the six months ended September 30, 2015 were $1,421,450, representing an increase of $1,305,036 or 1121% compared to the $116,414 recorded for the period from May 12, 2014 (inception) through September 30, 2014. The increase was mainly in personnel costs, due to the ramp up of headcount in the Company’s second year of operations, professional fees, primarily legal and accounting, as well as stock based compensation.

Other Income

Other income is comprised of grant income, interest income and the change in the fair value of derivative liabilities. During the six months ended September 30, 2015, the Company recorded Other Income of $46,256 which was comprised of grant income of $29,999 from the National Science Foundation (the “NSF”), $671 of interest income and $15,586 for the change in fair value of derivative liabilities. The Company recorded no Other income for the period from May 12, 2014 (inception) through September 30, 2014.

Net Loss

Net loss was $1,890,829 for the six months ended September 30, 2015, an increase of $1,695,650 or 869%, compared with a net loss of $195,179 for the period from May 12, 2014 (inception) to September 30, 2014. The increase was primarily due the Company recording higher costs in its second year in the areas of: R&D and G&A salary and wages due to the ramp up of headcount, material and material processing due to increased R&D activity, professional fees, mainly legal and accounting and an increase in stock based compensation.

Liquidity and Capital Resources

We have earned no revenue from operations since inception, and our operations have been funded with initial capital contributions, sales of our equity securities, debt financing and research and development grants.

We had current assets of $3,469,043 and current liabilities of $377,887 at September 30, 2015, resulting in working capital of $3,091,156. The primary source of working capital during the six months ended September 30, 2015 was from the issuance of Common Stock.

Operating activities used cash of $1,372,737, for the six months ended September 30, 2015 compared to $191,820 for the period from May 12, 2014 (inception) through September 30, 2014. The net loss of $1,890,289 for the six months ended September 30, 2015 comprised the majority of the cash used in operations in comparison to the loss of $195,179 for the period from May 12, 2014 (inception) through September 30, 2015.

Investing activities used cash of $142,208 for the six months ended September 30, 2015. Investing activities consisted of $122,718 paid for machinery and equipment and $19,490 paid for intangibles, which include patent applications and trademarks. For the period from May 12, 2014 (inception) through September 30, 2014, we used $87,923 in investing activities which consisted of $63,698 paid for machinery and equipment and $24,225 paid for intangibles.

Financing activities provided cash of $4,241,627 for the six months ended September 30, 2015 and were the result of the issuance of Common Stock. During April 2015, $10,000 in principal amount of convertible notes of Akoustis, Inc. was converted into 6,806 shares (on a post-Merger basis) of our Common Stock. On May 22, 2015, concurrently with the closing of the Merger, we closed on a private placement offering in which we sold 3,101,104 shares of our Common Stock, at a purchase price of $1.50 per share, for aggregate gross proceeds (before placement agent fees and offering expenses) of $4,651,706. In addition, at that closing, an additional $645,000 in principal amount of convertible notes of Akoustis, Inc. converted into 430,000 shares of our common stock. On June 10, 2015, we completed a second and final closing of the offering in which we sold an additional 261,000 shares of Common Stock for aggregate gross proceeds (before placement agent fees and offering expenses) of $391,500. In total we sold an aggregate of 3,362,104 shares of Common Stock in the offering and received aggregate gross proceeds of $5,043,206 before deducting placement agent fees and expenses of approximately $801,579. In total, we have issued 3,798,910 shares (including 6,806 Common Stock shares and 430,000 Common Stock shares issues in exchange for convertible notes of $10,000 and $645,000 in April and May 2015, respectively). Financing activities provided cash of $552,668 for the period from May 12, 2014 (inception) to September 30, 2014. Financing activities included receipt of $530,000 from the issuance of preferred stock and $30,000 from a promissory note, of which $7,333 was paid off during the period.

Off-Balance Sheet Transactions

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2015.

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

An evaluation was conducted under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were ineffective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the limited number of employees, which impacts our ability to conduct a thorough internal review, and the Company's reliance on external accounting personnel to prepare financial statements.

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

The following exhibits are filed (or furnished) with this Report:

Exhibit Number	SEC Report Reference No.	Description

31.1	*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.2	*	Section 1350 Certification of principal executive officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)
32.2	*	Section 1350 Certification of principal financial and accounting officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

101	*	Interactive Data Files of Financial Statements and Notes

101.INS	*	Instant Document

101.SCH	*	XBRL Taxonomy Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Label Linkbase Document

101.PRE	*	XBRL Taxonomy Presentation Linkbase Document

*          Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2015	Akoustis Technologies, Inc.

	By:	/s/ Cindy C. Payne
Cindy C. Payne Chief Financial Officer (Principal Financial and Accounting Officer)

