Form 10-Q
period 2015-12-31
Akoustis Technologies, Inc.
filed 2016-02-16
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015

or

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

As of February 16, 2016, there were 12,915,115 shares of the registrant’s Common Stock, $0.001 par value per share, issued and outstanding.

AKOUSTIS TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

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

Also as previously reported, on April 23, 2015, we completed a 1.094891-for-1 forward split of our Common Stock in the form of a dividend, with the result that the 11,740,000 shares of Common Stock outstanding immediately prior to the stock split became 12,854,024 shares of Common Stock outstanding immediately thereafter. All share and per share numbers in this Report relating to our Common Stock have been adjusted to give effect to this stock split, unless otherwise stated.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of December 31, 2015 (unaudited) and March 31, 2015	5
Condensed Consolidated Statements of Operations for the three months ended December 31, 2015 and 2014 and the nine months ended December 31, 2015 and for the Period from May 12, 2014 (Inception) through December 31, 2014 (unaudited)	6
Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended December 31, 2015 (unaudited)	7
Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2015 and for the Period from May 12, 2014 (Inception) through December 31, 2014 (unaudited)	8
Notes to Condensed Consolidated Financial Statements (unaudited)	9

AKOUSTIS TECHNOLOGIES, INC.

(FORMERLY KNOWN AS DANLAX, CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2015	2015
	(unaudited)
Assets

Assets:
Cash and cash equivalents	$2,483,489	$687,739
Inventory	-	30,521
Prepaid expenses	67,887	19,000
Total current assets	2,551,376	737,260

Property and equipment, net	192,062	65,512

Intangibles, net	46,566	26,966

Other assets	60,970	2,715
Total Assets	$2,850,974	$832,453

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$509,617	$58,439
Convertible notes payable	-	655,000
Total current liabilities	509,617	713,439

Long-term Liabilities:
Derivative liabilities	185,715	-

Total Liabilities	695,332	713,439

Commitments and contingencies

Stockholders' Equity
Preferred Stock, par value $0.001: 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 13,021,315 and 5,493,200 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	13,021	5,493
Additional paid in capital	5,550,406	559,870
Accumulated deficit	(3,407,785)	(446,349)
Total Stockholders' Equity	2,155,642	119,014

Total Liabilities and Stockholders' Equity	$2,850,974	$832,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUSTIS TECHNOLOGIES, INC.

(FORMERLY KNOWN AS DANLAX, CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

				For the Period from
	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	May 12, 2014 (Inception) through
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Revenue	$-	$-	$-	$-

Operating expenses
Research and development	351,892	62,642	867,527	141,407
General and administrative expenses	724,481	94,473	2,145,931	210,887
Total operating expenses	1,076,373	157,115	3,013,458	352,294

Loss from operations	(1,076,373)	(157,115)	(3,013,458)	(352,294)

Other income
Grant income	-	-	29,999	-
Interest income	352	-	1,023	-
Change in fair value of derivative liabilities	5,414	-	21,000	-
Total other income	5,766	-	52,022	-

Net loss	$(1,070,607)	$(157,115)	$(2,961,436)	$(352,294)

Net loss per common share - basic and diluted	$(0.08)	$(0.03)	$(0.26)	$(0.06)

Weighted average common shares outstanding
-basic and diluted	12,768,358	5,493,200	11,218,287	5,493,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUSTIS TECHNOLOGIES, INC

(FORMERLY KNOWN AS DANLAX, CORP.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

(unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Stockholders' Equity

Balance, April 1, 2015	5,493,200	$5,493	$559,870	$(446,349)	$119,014

Common stock issued for cash, net of issuance costs	3,362,104	3,362	4,238,265	-	4,241,627

Warrants issued to underwriter	-	-	(206,715)	-	(206,715)

Common stock issued upon conversion of notes	436,806	437	654,563	-	655,000

Recapitalization	3,000,005	3,000	(3,000)	-	-

Common stock issued for services	729,200	729	307,423	-	308,152

Net loss for the period ended December 31, 2015				(2,961,436)	(2,961,436)
Balance, December 31, 2015	13,021,315	$13,021	$5,550,406	$(3,407,785)	$2,155,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUSTIS TECHNOLOGIES, INC

(FORMERLY KNOWN AS DANLAX, CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period from
	For the Nine Months Ended	May 12, 2014 (Inception) through
	December 31, 2015	December 31, 2014
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,961,436)	$(352,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,618	4,127
Amortization of intangibles	1,918	760
Share-based compensation	308,152	1,917
Change in fair value of derivative liabilities	(21,000)	-
Changes in operating assets and liabilities:
Inventory	30,521	-
Prepaid expenses	(48,887)	-
Other assets	(58,255)	(2,715)
Accounts payable and accrued expenses	451,178	18,724
Net Cash Used In Operating Activities	(2,282,191)	(329,481)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(142,168)	(71,187)
Cash paid for intangibles	(21,518)	(26,435)
Net Cash Used In Investing Activities	(163,686)	(97,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from promissory note	-	30,000
Repayment of promissory note	-	(14,776)
Proceeds from issuance of common stock	4,241,627	1
Proceeds from issuance of preferred stock	-	530,000
Net Cash Provided By Financing Activities	4,241,627	545,225

Net Increase in Cash	1,795,750	118,122

Cash - Beginning of Period	687,739	-

Cash - End of Period	$2,483,489	$118,122

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$-	$716

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock compensation payable	$89,598	$1,684
Warrants issued for stock issuance costs	$206,715	$-
Conversion of convertible notes into common stock	$655,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKOUSTIS TECHNOLOGIES, INC.

(FORMERLY KNOWN AS DANLAX CORP.)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2015

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

Since inception through December 31, 2015, the Company has not generated any revenue from operations and has accumulated losses of $3,407,785.

The Financing

On May 22, 2015, concurrently with the closing of the Merger, and as a condition to the Merger, the Company held a closing on a private placement offering (the “Offering”) in which the Company sold 3,101,104 shares of its Common Stock, at a purchase price of $1.50 per share. On June 10, 2015, the Company completed a second and final closing of the private placement offering in which the Company sold an additional 261,000 shares of Common Stock. In total, the Company sold an aggregate of 3,362,104 shares of Common Stock. The aggregate gross proceeds from the Offering was $5,043,206 (before deducting placement agent fees and offering expenses of approximately $801,579).

AKOUSTIS TECHNOLOGIES, INC.

(FORMERLY KNOWN AS DANLAX CORP.)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2015

During April and May 2015, $655,000 principal amount of convertible notes of Akoustis, Inc., were converted into 436,806 shares of Common Stock of the Company on the same terms as the other investors in the Offering at a conversion price of $1.50 per share.

On August 6, 2015, the Company filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 for the public offering by selling stockholders of up to 7,876,310 shares of its Common Stock (which includes outstanding shares of Common Stock, shares underlying warrants and shares that may become issuable pursuant to an anti-dilution provision applicable to certain of the outstanding shares) pursuant to registration rights granted in connection with the May-June private placement. The Form S-1 was declared effective by the SEC on October 20, 2015.

Note 2.  Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of December 31, 2015, the Company had a working capital of $2,041,759 and an accumulated deficit of $3,407,785.  The Company has not generated any revenues from operations and incurred net losses since inception. As of December 31, 2015, the Company had cash and cash equivalents of $2,483,489. The Company estimates the $2.3 million of cash and cash equivalents currently on hand is sufficient to fund its operations through July 2016, we will need to raise further capital, through the sale of additional equity securities, through additional grants, or otherwise, to support our future operations. There is no assurance that the Company’s projections and estimates are accurate.  Although the Company is actively managing and controlling the Company’s cash outflows to mitigate these risk, these matters raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

December 31, 2015

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2015 and March 31, 2015, the Company had cash and cash equivalents of $2,483,489 and $687,739, respectively. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits.

AKOUSTIS TECHNOLOGIES, INC.

(FORMERLY KNOWN AS DANLAX CORP.)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2015

Inventory

Inventory is stated at lower of cost or market using the first-in, first-out (FIFO) valuation method. Inventory was comprised of raw materials at March 31, 2015. During the nine months ended December 31, 2015, the inventory was utilized for research and development purposes only and would therefore provide no future economic benefit to the Company. As a result, this inventory was expensed on the condensed consolidated statement of operations.

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

Based on its assessments, the Company did not record any impairment charges for the nine months ended December 31, 2015 and the period May 12, 2014 (Inception) through December 31, 2014.

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

AKOUSTIS TECHNOLOGIES, INC.

(FORMERLY KNOWN AS DANLAX CORP.)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2015

Grant income

During the nine months ended December 31, 2015, the Company was awarded grants of $29,999 from the National Science Foundation (the “NSF”).  The Company recognizes nonrefundable grant revenue when it is awarded. The Company received total proceeds from the grant of $29,999 in order to fund future research and development and are shown as “Grant income” on the condensed consolidated statement of operations.

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to Common Stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of Common Stock equivalents. In periods when losses are reported, which is the case for the three months ended December 31, 2015 and 2014 and the nine months ended December 31, 2015 and the period May 12, 2014 (Inception) through December 31, 2014 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes Common Stock equivalents because their inclusion would be anti-dilutive.

The Company had the following Common Stock equivalents at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Options	160,000	—
Warrants	324,650	—
Restricted stock	1,253,055	623,855
Totals	1,737,705	623,855

Shares outstanding

Shares outstanding include shares of restricted stock with respect to which restrictions have not lapsed. Restricted stock included in reportable shares outstanding was 1,253,055 shares and 623,855 shares as of December 31, 2015, and 2014, respectively. Shares of restricted stock are included in the calculation of weighted average shares outstanding.

Subsequent events

The Company has evaluated events that occurred subsequent to December 31, 2015 and through the date the financial statements were issued.

Note 4. Property and equipment

Property and equipment consisted of the following:

		December 31,	March 31,
	Estimated Useful Life	2015	2015
Research and development equipment	3 – 10 years	$192,672	$66,095
Computer equipment	5 years	13,718	4,367
Furniture and fixtures	5 – 10 years	3,725	725
Leasehold improvements	*	3,240	—
		213,355	71,187
Less: Accumulated depreciation		(21,293)	(5,675)
Total		$192,062	$65,512

(*) Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

AKOUSTIS TECHNOLOGIES, INC.

(FORMERLY KNOWN AS DANLAX CORP.)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2015

The Company recorded depreciation expense of $8,456 and $2,185 for the three months ended December 31, 2015 and 2014, respectively. The Company recorded depreciation expense of $15,618 and $4,127 for the nine months ended December 31, 2015 and the period May 12, 2014 (Inception) through December 31, 2014, respectively.

Note 5. Intangible assets

The Company’s intangibles assets consisted of the following:

	Estimated useful life	December 31, 2015	March 31, 2015
Patents	15 years	$47,968	$26,450
Less: Accumulated amortization		(2,962)	(1,044)
Subtotal		45,006	25,406
Trademarks	—	1,560	1,560
Intangible assets, net		$46,566	$26,966

The Company recorded amortization expense of $378 and $380 for the three months ended December 31, 2015 and 2014, respectively. The Company recorded amortization expense of $1,918 and $760 for the nine months ended December 31, 2015 and the period May 12, 2014 (Inception) through December 31, 2014, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

December 31,
2016	$3,198
2017	3,198
2018	3,198
2019	3,198
2020	3,198
Thereafter	29,016
$45,006

Note 6. Convertible note

During March 2015, Akoustis, Inc. received $655,000 in proceeds from six investors upon execution of convertible notes. On April 9, 2015, one note holder converted $10,000 of his outstanding convertible note to 6,806 shares of Common Stock of the Company. On May 22, 2015, the remaining $645,000 of the notes was converted to 430,000 shares of Common Stock of the Company.

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

Level 3 Financial Liabilities – Derivative warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of December 31, 2015:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$185,715	$—	$—	$185,715	$185,715

AKOUSTIS TECHNOLOGIES, INC.

(FORMERLY KNOWN AS DANLAX CORP.)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2015

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended December 31, 2015:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, April 1, 2015	$—
Issuance of derivative warrant liabilities	206,715
Change in fair value of derivative warrant liabilities	(21,000)
Balance, December 31, 2015	$185,715

The fair value of the derivative feature of the warrants on the issuance dates and at the balance sheet date were calculated using a binomial option model valued with the following weighted average assumptions:

	May 22, 2015	June 9, 2015	December 31, 2015
Risk free interest rate	1.57%	1.74%	1.76%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	47%	47%	44%
Remaining term (years)	5.0	5.0	4.40 – 4.44

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

During the nine months ended December 31, 2015, the Company marked the derivative feature of the warrants to fair value and recorded a gain of $21,000 relating to the change in fair value.

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

On May 22, 2015, the Company issued 100,000 shares of Common Stock for professional services provided. These shares were expensed in the Condensed Consolidated Statement of Operations for the grant date fair value of $150,000.

AKOUSTIS TECHNOLOGIES, INC.

(FORMERLY KNOWN AS DANLAX CORP.)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2015

During December 2015, 230,000 restricted shares were granted to two consultants pursuant to a one year investor relations agreement with a grant date fair value of $345,000. The restricted shares will vest over the life of the consulting agreement. These shares were not issued at December 31, 2015. The Company has recorded $20,795 and $0 in stock–based compensation expense for the three months ended December 31, 2015 and 2014, respectively, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The Company has recorded $20,795 and $0 in stock–based compensation expense for the nine months ended December 31, 2015 and the period from May 12, 2014 (inception) through December 31, 2014, respectively, for the shares that have vested, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. As of December 31, 2015 and 2014, the Company had $324,205 and $0, respectively, in unrecognized stock based compensation expense related to the unvested shares.

As further discussed in Note 1, the Company issued 3,362,104 shares of Common Stock in connection with the private placement.

As of December 31, 2015, the Company had 13,021,315 shares issued and outstanding.

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

Options granted under the Plan vest as determined by the Company’s board of directors and expire over varying terms, but not more than seven years from date of grant. In the case of an Incentive Stock Option that is granted to a 10% shareholder on the date of grant, such Option shall not be exercisable after the expiration of five years from the date of grant. During the period ended December 31, 2015, 160,000 options were issued to four non-employee directors.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

For the Three and Nine Months Ended December 31,
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

December 31, 2015

Volatility: The Company calculates the expected volatility of the stock price based on the corresponding volatility of the Company’s peer group stock price for a period consistent with the options’ expected term.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

The following is a summary of the option activity:

	Options	Weighted Average Exercise Price

Outstanding – April 1, 2015	—	$—
Exercisable –April 1, 2015	—	—
Granted	160,000	1.50
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding – December 31, 2015	160,000	$1.50
Exercisable – December 31, 2015	—	$—

As of December 31, 2015 and March 31, 2015, the total intrinsic value of options outstanding and exercisable was $16,000. As of December 31, 2015, the Company has $94,660 in unrecognized stock based compensation expense attributable to the outstanding options which will be amortized over a period of 3.39 years.

For the three months ended December 31, 2015 and 2014, the Company recorded $7,040 and $0, respectively, in stock-based compensation related to stock options which is reflected in the condensed consolidated statements of operations.

For the nine months ended December 31, 2015 and the period May 12, 2014 (Inception) through December 31, 2014, the Company recorded $17,064 and $0, respectively, in stock-based compensation related to stock options which is reflected in the condensed consolidated statements of operations.

Issuance of restricted shares – employees and consultants

Restricted stock awards are considered outstanding at the time of execution by the Company and the recipient of a restricted stock agreement, as the stock award holders are entitled to dividend and voting rights. At the end of the third quarter of fiscal 2016, the number of shares granted for which the restrictions have not lapsed was 463,841 shares.

Restricted shares are valued using the share price on the date of most recent equity raise or the value of the services performed, whichever is more readily determinable. The grant date fair value of the award is recorded as share–based compensation expense over the respective vesting period. Any unvested portion of the grant awarded to consultants is accrued on the Balance Sheet as a component of accounts payable and accrued expenses. As of December 31, 2015 and March 31, 2015, the accrued stock based compensation was $89,598 and $5,857, respectively. The Company has the right to repurchase some or all of such shares upon termination of the individual’s service with the Company, whether voluntary or involuntary, for 60 months from the date of termination (“repurchase option”). The unvested shares are subject to forfeiture upon termination of consulting and employment agreements.

During the nine months ended December 31, 2015, the Company amended the original restricted stock vesting and repurchase option for certain award recipients. According to the amendment, 75% of the shares that have not vested as of September 30, 2015, shall be released from the repurchase option on the third anniversary of the original effective date of the agreement. The remaining 25% of the shares shall be released from the repurchase option on the fourth anniversary of the original effective date.

AKOUSTIS TECHNOLOGIES, INC.

(FORMERLY KNOWN AS DANLAX CORP.)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2015

On June 16, 2014, 307,876 restricted shares were granted and issued to certain consultants with a grant date fair value of $273,050. The restricted shares vest according to the amended vesting schedule - 75% three years from the date of original issue and the remaining shares vesting at the fourth year anniversary. As of December 31, 2015, 96,211 shares have vested and were released from the repurchase option. The Company has recorded $15,332 and $1,250 in stock–based compensation expense for the three months ended December 31, 2015 and 2014, respectively, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The Company has recorded $92,685 and $2,690 in stock–based compensation expense for the nine months ended December 31, 2015 and the period from May 12, 2014 (inception) through December 31, 2014, respectively, for the shares that have vested which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. As of December 31, 2015 and 2014, the Company had $180,365 and $270,360, respectively, in unrecognized stock based compensation expense related to the unvested shares.

On July 21, 2014, 32,408 restricted shares were granted and issued to a certain employee with a fair value of $2,090. The restricted shares vest according to the amended vesting schedule - 75% three years from the date of original issue and the remaining shares vesting at the fourth year anniversary. As of December 31, 2015, 9,452 shares have vested and were released from the repurchase option. The Company has recorded $113 and $132 in stock–based compensation expense for the three months ended December 31, 2015 and 2014, respectively, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The Company has recorded $373 and $234 in stock–based compensation expense for the nine months ended December 31, 2015 and the period from May 12, 2014 (inception) through December 31, 2014, respectively, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. As of December 31, 2015 and 2014, the Company had $1,717 and $1,856, respectively, in unrecognized stock based compensation expense related to the unvested shares.

During August 2014, 81,020 restricted shares were granted and issued to certain consultants with a fair value of $120,563 at December 31, 2015. The restricted shares vest according to the amended vesting schedule - 75% three years from the date of original issue and the remaining shares vesting at the fourth year anniversary. As of December 31, 2015, 21,943 shares have vested and were released from the repurchase option. The Company has recorded $4,964 and $330 in stock–based compensation expense for the three months ended December 31, 2015 and 2014, respectively, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The Company has recorded $36,258 and $484 in stock–based compensation expense for the nine months ended December 31, 2015 and the period from May 12, 2014 (inception) through December 31, 2014, respectively, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. As of December 31, 2015 and 2014, the Company had $84,305 and $120,079, respectively, in unrecognized stock based compensation expense related to the unvested shares.

During September 2014, 129,633 restricted shares were granted and issued to certain consultants with a fair value of $54,570 at December 31, 2015. The restricted shares vest according to the amended vesting schedule - 75% three years from the date of original issue and the remaining shares vesting at the fourth year anniversary. As of December 31, 2015, 32,408 shares have vested and were released from the repurchase option. The Company has recorded $3,157 and $527 in stock–based compensation expense for the three months ended December 31, 2015 and 2014, respectively, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The Company has recorded $15,501 and $617 in stock–based compensation expense for the nine months ended December 31, 2015 and the period from May 12, 2014 (inception) through December 31, 2014, respectively, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. As of December 31, 2015 and 2014, the Company had $39,069 and $53,953, respectively, in unrecognized stock based compensation expense related to the unvested shares.

During March 2015, 72,918 restricted shares were granted and issued to a certain consultants with a fair value of $109,184 at December 31, 2015. The restricted shares vest according to the amended vesting schedule - 75% three years from the date of original issue and the remaining shares vesting at the fourth year anniversary. The Company has recorded $6,651 and $0 in stock–based compensation expense for the three months ended December 31, 2015 and 2014, respectively, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The Company has recorded $16,663 and $0 in stock–based compensation expense for the nine months ended December 31, 2015 and the period from May 12, 2014 (inception) through December 31, 2014, respectively, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. As of December 31, 2015 and 2014, the Company had $92,521 and $0, respectively, in unrecognized stock based compensation expense related to the unvested shares.

AKOUSTIS TECHNOLOGIES, INC.

(FORMERLY KNOWN AS DANLAX CORP.)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2015

On June 15, 2015, the Board of Directors authorized the grant of 293,000 restricted shares to three employees with a grant date fair value of $439,500 at October 5, 2015, the date the agreements were executed by the employees and the Company. The restricted shares will vest over a four year period - 50% two years from the date of issue and 25% vesting on the third and fourth annual anniversaries. The Company has recorded $41,564 and $0 in stock–based compensation expense for the three months ended December 31, 2015 and 2014, respectively, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The Company has recorded $41,564 and $0 in stock–based compensation expense for the nine months ended December 31, 2015 and the period from May 12, 2014 (inception) through December 31, 2014, respectively, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. As of December 31, 2015 and 2014, the Company had $398,034 and $0, respectively, in unrecognized stock based compensation expense related to the unvested shares.

During November 2015, 36,200 restricted shares were granted to two employees with a grant date fair value of $54,300. The restricted shares will vest over a four year period - 50% two years from the date of issue and 25% vesting on the third and fourth annual anniversaries. These shares were not issued at December 31, 2015. The Company has recorded $2,634 and $0 in stock–based compensation expense for the three months ended December 31, 2015 and 2014 and for the nine months ended December 31, 2015 and the period from May 12, 2014 (inception) through December 31, 2014, respectively, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. As of December 31, 2015 and 2014, the Company had $51,666 and $0, respectively, in unrecognized stock based compensation expense related to the unvested shares.

During December 2015, 70,000 restricted shares were granted to one employee with a grant date fair value of $105,000. The restricted shares will vest over a four year period - 50% two years from the date of issue and 25% vesting on the third and fourth annual anniversaries. These shares were not issued at December 31, 2015. The Company has recorded $4,213 and $0 in stock–based compensation expense for the three months ended December 31, 2015 and 2014, respectively, for which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The Company has recorded $4,213 and $0 in stock–based compensation expense for the nine months ended December 31, 2015 and the period from May 12, 2014 (inception) through December 31, 2014, respectively, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. As of December 31, 2015 and 2014, the Company had $100,787 and $0, respectively, in unrecognized stock based compensation expense related to the unvested shares.

On July 23, 2015, the Board of Directors authorized an additional grant of 40,000 restricted shares to a certain employee.  These shares were not issued at December 31, 2015. The restricted stock agreement was executed by the employee on January 6, 2016. The restricted shares will vest over a four year period - 50% two years from the date of issue and 25% vesting on the third and fourth annual anniversaries.

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

The operating leases provide for annual real estate tax and cost of living increases and contain predetermined increases in the rentals payable during the term of the lease. The aggregate rent expense is recognized on a straight-line basis over the lease term. The total lease rental expense was $52,768 and $13,613 for the nine months ended December 31, 2015 and the period May 12, 2014 (Inception) through December 31, 2014, respectively.

AKOUSTIS TECHNOLOGIES, INC.

(FORMERLY KNOWN AS DANLAX CORP.)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2015

Total future minimum payments required under the new operating lease are as follows.

Year Ending December 31,
2016	$45,600
2017	45,600
2018	15,200
$106,400

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

We believe owning the core resonator technology and manufacturing our designs is the most direct and effective means of delivering our solutions to the market. Furthermore, our technology is based upon bulk-mode resonance, which is superior to surface-mode resonance for high band applications and emerging 4G/LTE and WiFi frequency band licenses. While our target customers make all or a portion of the RF front-end module, several customers lack access to critical high band technology to compete in high band applications and other traditional surface-mode solutions where higher power performance is required. We intend to design and manufacture our RF filter products to multiple customers and enable broader competition among the front-end module manufacturers. We plan to operate as a “pure-play” RF filter supplier and align with the front-end module manufacturers who seek to acquire high performance filters to grow their module business.

We have built prototype resonators using our proprietary single crystal materials. We are currently transferring and optimizing our Bulk ONE technology to our wafer-manufacturing partner under a joint development agreement (JDA) and a manufacturing agreement. We leverage both federal and state level, non-dilutive R&D grants to support development and commercialization of our technology. We are developing resonators for 4G/LTE and WiFi bands and the associated proprietary models and design kits required to design our RF filters. Once we have stabilized the wafer process technology, we plan to engage with strategic customers to evaluate first our resonators and then our filter prototypes. Our initial designs will target high band 4G/LTE and WiFi frequency bands. Since Akoustis owns its core technology and controls access to its IP, we can offer several ways to engage with potential customers. First, we can engage with customers using filters that we design and offer as a standard catalog component to multiple customers. Second, we can start with a customer-supplied filter specification, which we design and fabricate for a specific customer. Finally, we can offer our models and design kits for our customers to design their own filter into our proprietary technology.  In July 2014, the Company filed its first US patent applications on its Bulk ONE technology and we currently have seven US and three international pending patent applications.

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

Two-thirds or $100,000 of the total Phase I award was made in January 2015 and the remaining $50,000 will be paid upon the NSF’s official acceptance of the Company’s final Phase I report which was submitted before the January 15, 2016 deadline. The full Phase Ib award of $30,000 was received in June 2015.

Our partnership with NSF has strengthened since the start of our engagement and their support, in addition to accelerating our technology commercialization, and funding technical jobs, has provided additional opportunities for new grants and matching funds from their small business program. As a result, Akoustis was invited to apply for the NSF’s Phase II program which contains a maximum grant value of $750,000 in additional funding, starting in early 2016. We applied for the grant in July, 2015 and on February 1, 2016 were officially notified that the Company has been awarded a Phase II grant of $740,000. The Phase II grant will be paid Twenty -five percent (25%) at the time of the award, and twenty percent (20%) upon acceptance by NSF of each satisfactory interim report and the remainder (15%) upon acceptance by NSF of a satisfactory final report. Further, we believe our current equity financing activities qualify us for an additional $500,000 in Phase IIb matching funds to commercialize our technology. There can be no assurance, however, that the Phase IIB grant will be awarded.

In addition to the SBIR grant awards, the State of North Carolina awarded Akoustis with a Phase I NSF matching grant in January 2015 in the amount of $50,000. The initial payment of $37,500 was received in March of 2015. The final payment of $12,500 is contingent upon the submission and acceptance of the final NSF SBIR Phase I report submitted in January 2016 and receipt of the NSF notification that Akoustis is eligible for the final Phase I payment.

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

We have earned no revenue from operations since inception, and our operations have been funded with the initial capital contributions, grants and debt. We have incurred losses totaling $3.4 million from inception through December 31, 2015. These losses are primarily the result of research and development costs associated with commercializing our technology, in addition to general administrative costs associated with critical roles as well as professional fees including legal and accounting. We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid state device technology development as well as engineering of catalog and custom filter designs.

Our financial statements contemplate the continuation of our business as a going concern. We are subject to the risks and uncertainties associated with a new business. We have no established source of capital, do not yet have the ability to earn revenue and have incurred significant losses from operations since inception. These matters raise substantial doubt about our ability to continue as a going concern. The Company estimates that its current cash on hand, $2.3million, will fund its operations through July, 2016 and we will need to raise further capital, through the sale of additional equity securities or otherwise, to support our future operations, to fund production qualification and ramp up to full production. There is no assurance that the Company’s projections and estimates are accurate. Our auditors also have expressed an opinion that substantial doubt exists as to whether we can continue as a going concern in their report on our audited financial statements for the year ended March 31, 2015. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Plan of Operation

We plan to commercialize our technology by designing and manufacturing single band and multi-band solutions that address problems (such as insertion loss, bandwidth, power handling and isolation) created by the growing number of frequency bands in the RF front-end of mobile devices to support 4G/LTE and WiFi. First, we plan to develop a series of single-band low-loss BAW filter designs for 4G/LTE and WiFi frequency bands, which are dominated by higher loss BAW solutions and cannot be addressed with low band, lower power handling SAW technology. Second, we plan to develop a series of filter solutions that can cover multiple frequency bands. In order to succeed, we must convince RF front-end module manufactures to use our Bulk ONE™ technology in their modules. However, since there are only two dominant BAW suppliers in the industry that have high band technology, and both utilize such technology as a competitive advantage at the module level, we expect customers that lack access to high band filter technology will be open to engage with our pure-play filter company.

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

Once we complete our technology transfer and customer validation of our technology, we expect to begin production qualification of our Bulk ONE™ process technology to support a product family of 4G/LTE and WiFi filter solutions. Once the company has stabilized its process technology in a manufacturing environment, then we will begin product development of our high band filter products in the frequency range from 1.5GHz to 6.0GHz. The target frequency bands will be prioritized based upon customer priority. We expect this will require recruiting and hiring additional personnel. While we have started discussions with several prospective customers for the design, such discussions are ongoing and may not result in any agreements. We expect to proceed with our plan to develop a family of standard catalog filter designs regardless of the outcome of these discussions.

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

We expect to use our approximate $2.3 million of cash and cash equivalents as of February 8, 2016 for product development, for commercialization of our technology, for research and development, for the development of our patent strategy and expansion of our patent portfolio, as well as for working capital and other general corporate purposes. The Company estimates that its current cash on hand will fund its operations through July, 2016 and will be sufficient to fund the foregoing milestones through technology transfer. Due to the impending lack of funds, we will need to raise further capital, through the sale of additional equity securities or otherwise, to support our future operations, to fund production qualification and ramp up to full production. There is no assurance that the Company’s projections and estimates are accurate. Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. In the next twelve months, we anticipate adding employees for research and development, as well as general and administrative functions, to support our efforts and we expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property. The Company’s ability to fund these incremental costs will contingent on its ability to raise additional funds.

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

Fair value measurements are categorized using a valuation hierarchy for disclosure of the inputs used to measure fair value, which prioritize the inputs into three broad levels:

—	Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

—	Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date, and include those financial instruments that are valued using models or other valuation methodologies.

—	Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

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

Results of Operations

Summary of Operations for the Three Months Ended December 31, 2015 and 2014

Revenue

The Company did not have any revenues from operations during the three months ended December 31, 2015 and the three months ended December 31, 2014.

Expenses

Research and Development Expenses

Research and Development expenses were $351,892 for the three months ended December 31, 2015, an increase of $289,250 or 462%, compared with $62,642 for the three months ended December 31, 2014. The increase was due to the ramp up of research and development activity during the Company’s second year of operation. The increased expenditures occurred primarily in areas of R&D personnel costs, which were $219,486 for the three month period ended December 31, 2015 and $0 for the three month period ended December 31, 2014 and in material and material processing costs, which were higher by $47,399 or 88%.

General and Administrative Expenses

General and Administrative expenses for the three months ended December 31, 2015 were $724,481 versus $94,473 for the three months ended December 31, 2014, an increase of $630,008 or 667%. The increase in spending occurred mainly in the areas of: (1) officer and staff personnel costs due to ramp up of headcount in the Company’s second year of operations, higher by $295,482 or 482%, (2) professional fees, primarily legal and accounting services, up by $98,880 or 643%, (3) insurance expense, mainly Directors and Officers (“D&O”) coverage, higher by $42,845 or 6472% and (4) Stock based compensation expense, which was $106,365 for the three months ended December 31, 2015 versus $0 for the three month period ended December 31, 2014.

Other Income

Other Income for the three months ended December 31, 2015 was comprised of interest income of $352 and the change in the fair value of derivative liabilities of $5,414. The Company recorded no Other Income for the quarter ended December 31, 2014.

Net Loss

Net Loss was $1,070,607 for the three months ended December 31, 2015, an increase of $913,492 or 581%, compared to a net loss of $157,115 for the three months ended December 31, 2014. The increase was primarily due the Company recording higher costs in its second year in the areas of R&D and G&A salary and wages due to the ramp up of headcount, material and material processing due to increased R&D activity, increase in professional fees, mainly legal and accounting as well as increases in stock based compensation and D&O insurance costs.

Summary of Operations for the Nine Months Ended December 31, 2015 and the Period from May 12, 2014 (Inception) to December 31, 2014

Revenue

The Company did not have any revenues from operations during the nine months ended December 31, 2015 or for the period from May 12, 2014 (inception) to December 31, 2014.

Expenses

Research and Development Expenses

Research and Development expenses were $867,527 for the nine months ended December 31, 2015, which is an increase of $726,120 or 513% over the $141,407 costs incurred for the period from May 12, 2014 (inception) to December 31, 2014. The cost increase was due to the Company’s ramp up in R&D activity in its second year of operations. The increased spend occurred mainly in the areas of material and material processing costs, which were higher by $242,621 or 194%, subcontractor costs which were higher by $45,425 or 1744% as well as personnel costs, which were $389,721 for the nine months ended December 31, 2015 versus $2,605 for the period of May 14, 2014 (inception) to December 31, 2014.

General and Administrative Expenses

General and Administrative expenses for the nine months ended December 31, 2015 were $2,145,931, representing an increase of $1,935,044 or 918% compared to the $210,887 recorded for the period of May 12, 2014 (inception) through December 31, 2014. The largest increase was in personnel costs, which were higher by $815,138 or 600% due to the ramp up of headcount in the Company’s second year of operations. Other significant increases occurred in professional fees, primarily legal and accounting, higher by $389,052 or 1167%, in insurance expense, up by $100,439 or 7774%, as well as in stock based compensation, which was $397,750 for the nine months ended December 31, 2015 and $0 for the period of May 12, 2014 (inception) to December 31, 2014.

Other Income

Other Income is comprised of grant income, interest income and the change in the fair value of derivative liabilities. During the nine months ended December 31, 2015, the Company recorded Other Income of $52,022, which was comprised of grant income of $29,999 from the NSF, $1,023 of interest income and $21,000 for the change in fair value of derivative liabilities. The Company recorded no Other Income for the period from May 12, 2014 (inception) through December 31, 2014.

Net Loss

Net Loss was $2,961,436 for the nine months ended December 31, 2015, an increase of $2,609,142 or 741%, compared to a net loss of $352,294 for the period from May 12, 2014 (inception) to December 31, 2014. The increase was primarily due to the Company recording higher costs in its second year in the areas of: R&D and G&A salary and wages due to the ramp up of headcount, material and material processing due to increased R&D activity, professional fees, mainly legal and accounting, an increase in stock based compensation as well as an increase in costs associated with D&O Insurance coverage.

Liquidity and Capital Resources

We have earned no revenue from operations since inception, and our operations have been funded with initial capital contributions, sales of our equity securities, debt financing and research and development grants.

We had current assets of $2,551,376 and current liabilities of $509,617 at December 31, 2015, resulting in working capital of $2,041,759. The primary source of working capital during the nine months ended December 31, 2015 was from the issuance of Common Stock.

Operating activities used cash of $2,282,191, for the nine months ended December 31, 2015 compared to $329,481 for the period from May 12, 2014 (inception) through December 31, 2014. The net loss of $2,961,436 for the nine months ended December 31, 2015 comprised the majority of the cash used in operations in comparison to the loss of $352,294 for the period from May 12, 2014 (inception) through December 31, 2014 which was also driven by cash used in operations.

Investing activities used cash of $163,686 for the nine months ended December 31, 2015. Investing activities consisted of $142,168 paid for machinery and equipment and $21,518 paid for intangibles, which include patent applications and trademarks. For the period from May 12, 2014 (inception) through December 31, 2014, we used $97,622 in investing activities, which consisted of $71,187 paid for machinery and equipment and $26,435 paid for intangibles.

Financing activities provided cash of $4,241,627 for the nine months ended December 31, 2015 and were the result of the issuance of Common Stock. During April 2015, $10,000 in principal amount of convertible notes of Akoustis, Inc. was converted into 6,806 shares (on a post-Merger basis) of our Common Stock. On May 22, 2015, concurrently with the closing of the Merger, we closed on a private placement offering in which we sold 3,101,104 shares of our Common Stock, at a purchase price of $1.50 per share, for aggregate gross proceeds (before placement agent fees and offering expenses) of $4,651,706. In addition, at that closing, an additional $645,000 in principal amount of convertible notes of Akoustis, Inc. converted into 430,000 shares of our common stock. On June 10, 2015, we completed a second and final closing of the offering in which we sold an additional 261,000 shares of Common Stock for aggregate gross proceeds (before placement agent fees and offering expenses) of $391,500. In total we sold an aggregate of 3,362,104 shares of Common Stock in the offering and received aggregate gross proceeds of $5,043,206 before deducting placement agent fees and expenses of approximately $801,579. In total, we have issued 3,798,910 shares (including 6,806 Common Stock shares and 430,000 Common Stock shares issues in exchange for convertible notes of $10,000 and $645,000 in April and May 2015, respectively). Financing activities provided cash of $545,225 for the period from May 12, 2014 (inception) to December 31, 2014. Financing activities included receipt of $530,000 from the issuance of preferred stock and $30,000 from a promissory note, of which $14,776 was repaid during the period.

Off-Balance Sheet Transactions

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2015.

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

An evaluation was conducted under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were ineffective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the limited number of employees, which impacts our ability to conduct a thorough internal review, and the Company's reliance on external accounting personnel to prepare financial statements.

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

Dated: February 16, 2016	Akoustis Technologies, Inc.

	By:	/s/ Cindy C. Payne
Cindy C. Payne Chief Financial Officer (Principal Financial and Accounting Officer)

