Form 10-K
period 2016-03-31
Akoustis Technologies, Inc.
filed 2016-06-29
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-193467

Akoustis Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-1229046
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9805 Northcross Center Court, Suite H
Huntersville, NC	28078
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number, including area code:  1-704-997-5735

Securities registered under Section 12(b) of the Act: None	Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐      No     ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes   ☒     No     ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☐     No     ☐    (Note: The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934; the registrant has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes     ☒     No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No     ☒

The aggregate market value of the registrant’s Common Stock, par value $0.001 per share (its only class of common equity) on September 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $26,823,514, computed by reference to the price at which the Common Stock was last sold as of that date. For purposes of this computation, all officers, directors, and beneficial owners ten percent or more of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 10 percent beneficial owners are, in fact, affiliates of the registrant.

As of June 29, 2016, there were 15,459,315 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements, including, without limitation, in the sections captioned “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of commercially viable pharmaceuticals, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, volatility in the price of our raw materials, existing or increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this report appears in the section captioned “Risk Factors” and elsewhere in this report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

3

DEFINITIONS

When used in this report, the terms, “we,” “Akoustis,” the “Company,” “our,” and “us” refers to Akoustis Technologies, Inc., a Nevada corporation (formerly Danlax, Corp.), and its wholly owned consolidated subsidiary, Akoustis, Inc.

PART I

ITEM 1.	BUSINESS

Overview

Akoustis is an early stage, “fabless” company developing, designing and manufacturing innovative radio frequency (RF) filter products for the mobile wireless device industry. We use a fundamentally new piezoelectric resonator technology that we call Bulk ONE™ in the manufacturing of bulk acoustic wave (BAW) resonators, the building blocks of high selectivity “RF” filters required to route signals in a smartphone or other mobile or wearable device. Filters are a critical component of the RF front-end (RFFE), and their use has multiplied with the launch and licensing of 4G/LTE frequency bands. They are used to define the range of frequencies of radio signals that are transmitted (the “passband”) and simultaneously reject unwanted signals. The increasing demand for wireless data and user applications is driving an increase in the number of wireless channels or frequency bands in a single device. Each new band introduced creates an increase in a demand for filters. A high-end smartphone, for example, must filter the transmit and receive paths for 2G, 3G and 4G wireless access methods in up to 15 bands, as well as Wi-Fi, Bluetooth and in some cases GPS. Signals in the receive paths must be isolated from one another. The filters also must reject other extraneous signals from numerous sources. The current approach to RF filter manufacturing utilizes thin-film polycrystalline materials (thin-film bulk acoustic resonators, or “FBARs”) with relatively high resistance that dissipate a significant amount of the energy in the signal (referred to as “lossy”), resulting in front-end heat generation and reduced battery life. In order to compensate for such losses, the power amplifier specifications are increased, by as much as a factor of two, which reduces further the battery life and puts more demands on the thermal management of the mobile device.

As the filter count per mobile device increases, these inefficiencies will become more limiting. We plan to use single crystal piezoelectric materials to develop a new class of RF filters with a fundamental advantage to reduce losses over existing thin film technologies. Our technology has not yet obtained marketing approval or been verified in commercial manufacturing and our RF filters have yet to generate any sales. We have incurred accumulated losses from our inception through March 31, 2016 of $4,157,176. We have fabricated research and development (“R&D”) resonators demonstrating the feasibility of our Bulk ONE technology, and are in the process of transitioning the technology into a production-capable wafer fabrication facility.

Our business model involves “fabless” manufacturing, meaning that we leverage capital investments and capacity of our strategic partners to manufacture our wafers. Once our technology is qualified for manufacturing, we expect to design and sell single crystal BAW RF filter products using our Bulk ONE technology.

We believe our technology is disruptive to the RF front-end (RFFE) market through the following expected advantages:

•	Wider Bandwidth Coverage,

•	Lower Insertion Loss,

•	Improved power compression and linearity,

•	Reduced power amplifier cost, for the ultimate purpose of manufacturing our BAW RF filters.

•	Reduced heat generation and reduced battery loading, and

•	Reduced guard band between adjacent frequency bands.

Once our Bulk ONE technology is qualified for production, our product focus is on innovative single-band filter products for the growing RFFE market, which can be used to make duplexer or multiplexer filter products necessary for the Mobile Internet. These products present the greatest near-term potential for commercialization of our technology. According to a McKinsey Global Institute report, the Mobile Internet and the so-called “Internet of Things” (IoT) is one of the twelve potentially economically disruptive technologies with an estimated economic value impact that could be over $25 trillion.

During the past year, Akoustis has evaluated single crystal group-III element nitride piezoelectric materials from at least six suppliers. In early 2015, we signed a joint development agreement and supply agreement with a foundry partner, and since that time, we have transferred our R&D resonator process flow to our foundry partner and evaluated single crystal piezoelectric materials ranging from GaN to AlN. Since transferring our process flow, we completed nine R&D mask design iterations and sixteen multi-wafer lots to advance the performance of our resonator process. Regarding technical performance, Akoustis achieved an experimental, two-port series-configured resonator with K-squared of 12.5% for undoped single crystal AlN, approximately two-times higher than incumbent polycrystalline, undoped AlN. We are currently focused on improving the accuracy of our library models as well as increasing the quality factor (Q) of our resonator. While we have demonstrated a Q of up to 1600 for our fabricated resonators, we need to achieve a Q of greater than 2000 as our next milestone. We expect significant progress toward this goal over the coming months. As we transition to production we expect to optimize our process for the best combination of K-squared and Q.

Glossary

The following is a glossary of technical terms used herein:

•	Acoustic wave—a mechanical wave that vibrates in the same direction as its direction of travel.

•	Acoustic wave filter—an electromechanical device that provides radio frequency control and selection, in which an electrical signal is converted into a mechanical wave in a device constructed of a piezoelectric material and then back to an electrical signal.

•	Band, channel or frequency band—a designated range of radio wave frequencies used to communicate with a mobile device.

•	Bulk acoustic wave (BAW)—an acoustic wave traveling through a material exhibiting elasticity, typically vertical or perpendicular to the surface of a piezoelectric material.

•	Digital baseband—the digital transceiver, which includes the main processor for the communication device.

•	Duplexer—a bi-directional device that connects the antenna to the transmitter and receiver of a wireless device and simultaneously filters both the transmit signal and receive signal.

•	Filter—a series of interconnected resonators designed to pass (or select) a desired radio frequency signal and block unwanted signals.

•	Group III element nitrides—a dielectric material comprised of group IIIA element, such as boron (B), aluminum (Al) or gallium (Ga), combined with group VA nitrogen to form a compound semiconductor nitride such as BN, AlN, or GaN. For resonators, the dielectric is typically chosen based upon the piezoelectric constant of the material in order to generate the highest electromechanical coupling.

•	Monolithic topology—a description of an electrical circuit whereby all the elements of the circuit are fabricated at the same time using the same process flow.

•	Power Amplifier Duplexer (PAD)—an RF module containing a power amplifier and duplex filter components for the RF front-end of a smartphone.

•	Piezoelectric materials—certain solid materials (such as crystals and certain ceramics) that produce a voltage in response to applied mechanical stress, or that deform when a voltage is applied to them.

•	Quality factor, or Q—energy stored divided by the energy dissipated per cycle. Higher Q represents a higher caliber of resonance, and implies mechanical and electrical factors responsible for energy dissipation are minimal. For a given amount of energy stored in a resonator, Q represents the number of cycles resonance will continue without additional input of energy into the system.

•	Resonator—a device whose impedance sharply changes over a narrow frequency range and is characterized by one or more ’resonance frequency’ due to a standing wave across the resonator’s electrodes. The vibrations in a resonator can be either characterized by mechanical “acoustic” waves which travel without a characteristic sound velocity. Resonators are the building blocks for RF filters used in mobile wireless devices.

•	RF—radio frequency

•	RF front-end (RFFE)-the circuitries in a mobile device responsible for processing the analog radio signals and is located between the device’s antenna and the digital baseband.

•	Surface acoustic wave (SAW)—an acoustic sound wave traveling horizontally along the surface of a piezoelectric material.

Our Technology

Current RF filters utilize a technology that is limited by the material properties of the base filter component. Existing bulk acoustic wave filters use an “acoustic wave ladder” that is based on a monolithic topology approach using lossy polycrystalline materials. By contrast, our Bulk ONE technology uses a single crystal material, which provides 30% higher piezoelectric properties, compared to conventional polycrystalline materials used in the industry today. We have fabricated R&D resonators that demonstrate the feasibility of our approach and believe our technology will yield a new generation of filter products.

Bulk ONE Technology consists of novel single-crystal piezoelectric materials, which are fabricated into bulk-mode, acoustic wave resonators and RF filters. Our patented piezoelectric materials contain high-purity Group III element nitride materials and possess a unique signature, which can be detected by conventional material metrology tools. We utilize analytical modeling techniques to aid in the design of our materials and our material specifications are typically outsourced to a third party for manufacturing. Once our materials are ready for processing, we supply our wafer manufacturing partner raw materials, a mask design file, and unique process sequence in order to fabricate our resonators and filters. Our wafer process flow is compatible with wafer level packaging (WLP) that allows for low profile, cost effective filters to be produced.

Challenges Faced by the Mobile Device Industry

Rising consumer demand for always-on wireless broadband connectivity is creating an unprecedented need for high performance RF Front End for mobile devices. Mobile devices such as smartphones and tablets are quickly driving the Internet of Things (IoT). The rapid growth in mobile data traffic is testing the limits of existing wireless bandwidth. Carriers and regulators have responded by opening new swaths of RF spectrum, driving up the number of frequency bands in mobile devices. This substantial increase in frequency bands has created a demand for more filters, as well as a demand for filters with higher selectivity. The global transition to LTE and adoption of LTE-Advanced with more sophisticated carrier aggregation and multiple-input, multiple-output (MIMO) techniques will continue to push the requirements for increased supply of high performance filters.

Furthermore, the new spectrum introduced by 4G/LTE is driving licensing at higher frequencies than previous 3G smartphone models. For example, new TDD LTE frequencies allocated for 4G wireless cover frequencies nearly twice has high as covered in previous generation phones. As a result, the demand for high frequency or “high band” filters has exploded according to a Mobile Experts May 2015 report. For traditional “low band” frequencies, SAW filters have been the primary choice, while high band solutions have utilized BAW filters due to their performance and yield. While there are multiple sources of supply for SAW technology, the source of supply for BAW filters is more limited and essentially dominated by two manufacturers worldwide.

The first problem is that signal loss of current generation acoustic wave filters is excessively high, and up to half of the transmit power is wasted as heat, which ultimately constrains battery life. The second challenge is that the allocated spectrum for mobile communication bands requires high bandwidth RF Filters, which, in turn, requires wide bandwidth core resonator technology. In addition, filters with inferior selectivity either reduce the available operating bands the mobile device can support or increase the noise in the operating bands. Each of these problems negatively impacts the end-user’s experience when using the mobile device.

Our Solutions

Our immediate focus is on the commercialization of wide bandwidth RF filters operating in the high frequency portion of the RFFE (called high band). Using our Bulk ONE technology we believe these filters enable new PAD module or RFFE competition for high band modules as well as performance-driven low band applications. Initially, we expect to target select strategic RFFE market leaders as well as Tier 2 mobile phone original equipment manufacturers (“OEMs”) and/or RFFE module suppliers. Longer term, our focus will be to expand our market share by engaging with multiple mobile phone OEMs and RFFE module manufacturers. We are working with our foundry partner, Global Communications Semiconductor LLC, to commercialize our first filters using our Bulk ONE technology. This will be the first in a series of R&D activities that will set the foundation for filter products that we believe can disrupt the high band filter market. We will develop a series of filter designs used in the manufacturing of duplexers or more complex multiplexers targeting the 4G/LTE frequency bands. We believe our filter designs will create an alternative and replace filters currently manufactured using materials with fundamentally inferior performance.

Our Business Model

We will provide filters to the market through the manufacturing of our product using a “fabless” outsourced manufacturing model. By leveraging the existing manufacturing capacity of our partner, we will operate a capital-efficient business. Our target customers will be mobile phone OEMs and/or those companies that make part of or the entire RFFE module. We expect sales of our filters to these companies will be the source of our revenue. We will principally provide design and development resources and manage our outsourced partners to support our product realization process. There are two companies specializing in manufacturing of BAW filters that dominate this market. See “Competition” below. We believe our Bulk ONE technology provides a competitive filter alternative and that there will be factors creating significant barriers to entry for potential additional competitors:

•	Our growing portfolio of intellectual property (see “Intellectual Property” below);

•	Our highly experienced leadership and technical team; and

•	Being first to market with a competitive high performance BAW filter alternative.

The Mobile Internet

Rising consumer demand for always-on wireless broadband connectivity is creating an unprecedented need for high performance RFFE for mobile devices. Mobile devices such as smartphones and tablets are quickly becoming the primary means of accessing the Internet. The exponential growth in mobile data traffic is testing the limits of existing wireless bandwidth. Carriers and regulators have responded by opening new RF spectrum, driving up the number of frequency bands in mobile devices. As a prime example, a Presidential directive was issued in 2010 to the FCC and other agencies to make available an additional 500 MHz of RF spectrum to meet the growing demand in the United States. Similar initiatives are occurring worldwide. Adding RF spectrum is not a complete solution. The added spectrum does not come in large contiguous blocks, but rather in small channels or bands of varying size and frequency. Thus, more data means more bands, and the result is a rapid and substantial increase in the number of filters in mobile devices.

The Challenge

Moore’s Law predicts that transistor density on integrated circuits will double approximately every two years, and the digital baseband of mobile devices has improved exponentially as predicted by Moore’s Law. However, improvements to the analog RFFE have been limited by existing filter technology, with only incremental updates to existing technology. Consequently, the RFFE is taking up an ever-growing share of the total cost of mobile devices. Most mobile devices sold today operate on “fourth generation” wireless technology, or 4G. There are nearly fifty 4G bands recognized worldwide today, and the list is growing. The RFFE must meet these growing data demands while reducing cost and improving battery life. Our solution involves a new approach to RFFE component manufacturing, enabled by Bulk ONE technology. Our technology will produce filters that will reduce the overall system cost and improve performance of the RFFE.

Figure 1—Our Solution

Single-Band Designs for Duplexers and Multiplexers

SAW filters have been preferred in modern RFFE because of their high performance, small size and low cost. However, traditional SAW ladder designs do not perform well in high frequency bands or bands with closely spaced receive and transmit channels, typical of many new bands. Therefore, BAW filters are needed for these bands. We have demonstrated in a development environment our ability to fabricate BAW resonators, the building block of BAW filters, that are more efficient than existing available BAW resonators, and we believe the improved efficiency will reduce the total cost of RFFE as well as reduce the battery demand for mobile devices. Additionally, we believe that our Bulk ONE filters will allow for a single manufacturing method that will support all of the BAW filter band range and a significant portion of the SAW band range. Figure 2 below illustrates what we believe will be the frequency range of our Bulk ONE technology.

Figure 2— The potential range of our technology

Pure-Play Filter Provider Enables New Module Competition

Given the high sound velocity in our piezoelectric materials, our technology allows for a wide range of frequency coverage, and we plan to supply filters that will support 4G/LTE and beyond. We have successfully demonstrated resonators that will support the design and fabrication of 4G/LTE filters, and our current focus is on completing the development required to transition this single-crystal BAW technology to high volume manufacturing. We will be a pure-play filter supplier that will address the increasing RF complexity placed on RF front-end manufacturers supporting 4G/LTE.

Figure 3— Increase in average number of RF filters per each mobile device from 2005 – 2015 (Source: Ericsson)

Commercialization

Our immediate focus is to address problems in the RFFE with innovative single-band designs using our Bulk ONE technology. We are currently developing our first commercial single-band filter in collaboration with our foundry partner Global Communication Semiconductors, LLC (“GCS”), under the terms of a signed development agreement. We are focused on developing fixed-band filters because we believe these designs present the greatest near-term potential for commercialization of our technology, and that once demonstrated, there is a shorter learning curve for having the foundry ready for production.

The development agreement with our foundry partner contains the following milestones:

•	Milestone 1 (Manufacturing Partner Gap Analysis)—Validate required materials, people, process and equipment are present for volume manufacturing.

•	Milestone 2 (Process Transfer to Foundry Partner)—Design of filters, technology transfer and fabrication on GCS’s high-volume manufacturing equipment, fully tested wafers, and delivery of prototypes.

•	Milestone 3 (Complete Filter Process Capability)—Update design with process feedback, fabricate multiple wafers using the approved manufacturing process flow, fully tested wafers, calculated yield and delivery of initial product.

•	Milestone 4 (Production-Ready Filter Design)—Filter design complete and manufacturing process locked

•	Milestone 5 (Product packaging and ramp)—Product fully packaged and ready for production, focus shift to revenue generation from filter sales.

Milestones 1 and 2 are complete. We continue to work on Milestone 3, with expected completion in the second half of 2016. We expect to generate revenue from the sale of our filters in 2017, after completion of Milestone 4, and Milestone 5, which are targeted for completion by the first half of 2017.

Our Foundry Agreement was made effective as of February 27, 2015 and carries a term of five years. At the end of the original term, the Foundry Agreement will be extended automatically for one additional year unless within 180 days prior to the end of the initial term, either party gives written notice of its intention to terminate the agreement. The Foundry Agreement outlines proposed activities for development support that could be requested by us and provided by our foundry partner. The Foundry Agreement also covers the agreement to manufacture, test and deliver wafers manufactured using our resonator process flow pursuant to purchase orders issued by us.

The Joint Development Agreement was made effective as of February 27, 2015 and carries a term of five years at which time it terminates immediately without further notice or action when all Statements of Work governed by the agreement terminate or expire. During the term of the agreement we will collaborate with each other to develop one or more products. Each of the parties will bear all direct and related costs associated with their development activities. The agreement calls for the designation of a project manager from each of the parties and the formation of an advisory committee made up of members from each party to manage escalation of issues unresolved by the project managers. The Joint Development Agreement indicates that we jointly own in equal, undivided shares title and interest in any joint development works and all Intellectual property rights embodied in those works other than the Intellectual property rights embodied in either party’s background technology. Background technology means all information that is owned, controlled, licenses developed or acquired solely outside the performance of the Joint Development Agreement.

The Foundry Agreement and Joint Development Agreement are filed as exhibits to this Report. All references to the Foundry Agreement and Joint Development Agreement herein are qualified in their entirety by reference to the text thereof filed as an exhibit hereto, which is incorporated herein by reference.

Research and Development

Since inception, the Company’s focus has been on developing an innovative mobile-wireless filter technology with a compelling value proposition to our potential customers and a significant and noticeable impact to the end user.

Whereas today’s polycrystalline material (used to manufacture RF resonators and filters) is sputtered on a metal-coated carrier, our Bulk ONE technology employs high quality, single crystal resonator films, which are used as the enabler to create high performance BAW RF filters. This single crystal material is a key differentiator when compared to the incumbent amorphous thin-film technologies, because it increases the acoustic velocity and the electromechanical coupling coefficient in the resonator, which results in higher filter efficiencies and lower power consumption – which leads to simplified RFFEs, longer battery life and reduced tissue heating. Our spend for research and development totaled $1.2 million for fiscal year 2016 and $0.24 million for the period of May 12, 2014 (inception) to March 31, 2015, and was focused on single crystal material development and resonator demonstration. Current R&D investments include single crystal materials advancement, technology transfer to our manufacturing partner and resonator development and filter design.

As a result of our efforts, we developed and recently published a record breaking electromechanical coupling coefficient of 12.5% for our single crystal undoped AIN piezoelectric resonators as sown in Figure 4. The spacing between resonance and anti-resonance frequencies was 182MHz for our 3.4GHz resonator device. Our focus is now on improving the quality factor of our device through resonator design and process optimization experiments.

Figure 4- Akoustis’ single crystal undoped AIN piezoelectric resonator device performance. The plot represents a de-embedded, two-port series-configured BAW resonator modeled near resonance frequency.

Intellectual Property

We rely on a combination of intellectual property rights, including patents, know-how and trade secrets, along with copyrights, trademarks and contractual obligations and restrictions to protect our core technology and business.

We currently have seven pending patent applications in the United States as well as one filing for which we have received official notification that claims have been allowed and one additional that was officially published on June 7, 2016. In addition, outside the US we have three pending patent applications and three utility patents awarded. The three awarded applications entered the divisional process and are anticipated to result in up to three additional utility patents outside of the United States. The patents tie directly to our single-crystal bulk acoustic wave (BAW) technology, including materials and device designs, methods of manufacture, integrated circuit designs, wafer packaging, and point of use (to include mobile applications). The Company will continue to innovate and expand our patent portfolio, and when appropriate, we will look to purchase license(s) that grant access to additional intellectual property that enables, enhances or further expands our technical capabilities and/or product offerings.

We believe that it is likely that Akoustis will have competitive advantages from rights granted under our patent applications. Some applications, however, may not result in the issuance of any patents. In addition, any future patent may be opposed, contested, circumvented or designed around by a third party or found to be unenforceable or invalidated. Others may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around patents owned or licensed by us.

We generally control access to, and use of, our confidential information through the use of internal and external controls, including contractual protections with employees, contractors and customers. We rely in part on the United States and international copyright laws to protect our intellectual property. All employees and consultants are required to execute confidentiality agreements in connection with their employment and consulting relationships with us. We also require them to agree to disclose and assign to us all inventions conceived or made in connection with the employment or consulting relationship.

Despite our efforts to protect our intellectual property, unauthorized parties may still copy or otherwise obtain and use our software, technology or other information that we regard as confidential and proprietary. In addition, we intend to expand our international presence, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. Although we have not received any third party claims, we expect that in the future we may receive communications from various industry participants alleging our infringement of their patents or other intellectual property rights. Any lawsuits could subject us to significant liability for damages, invalidate our proprietary rights and harm our business and our ability to compete. Any litigation, regardless of success or merit, could cause us to incur substantial expenses, reduce our sales and divert the efforts of our technical and management personnel. In the event we receive an adverse result in any litigation, we could be required to pay substantial damages, seek licenses from third parties, which may not be available on reasonable terms or at all, cease the sale of products, expend significant resources to develop alternative technology or discontinue the use of processes requiring the relevant technology.

Akoustis™ and Bulk ONE™ are trademarks of Akoustis, Inc.

Competition

The competitive landscape for the Company is small and is controlled by handful of RF component suppliers. These companies include, among others, Broadcom (previously known as Avago Technologies Ltd.), Murata Manufacturing Co., Ltd., Qorvo, Inc., Skyworks Solutions Inc., Taiyo Yuden, and TDK Epcos. Two of these companies dominate the high band filter market, controlling a significant portion of the customer base and are increasing capacity to meet the growth demands of the 4G/LTE market.

We will compete directly with them to secure design slots inside RFFE modules – targeting companies that procure filters or have captive sources. We believe that our filter designs will be superior in performance and will approach perspective customers as pure-play filter supplier – offering advantages in performance, over the full frequency range, with competitive costs. Our challenge will be to convince the companies that we have a strong intellectual property position, which we will be able to ramp in volume, that we will meet their price targets, and that we can satisfy reliability requirements.

Employees

We have put a premium on hiring the best talent at the right time to enable our core technology and business growth. This includes establishing a competitive compensation and benefits package – enhancing our ability to recruit experienced personnel and key technologists. We currently have 15 full-time employees plus 12 independent contractors working with the Company, and we will continue to hire specific and targeted positions to further enable our technology and manufacturing capabilities.

Government Regulations

Our business and products in development are subject to regulation by various federal and state governmental agencies, including the radio frequency emission regulatory activities of the FCC, the consumer protection laws of the Federal Trade Commission, the import/export regulatory activities of the Department of Commerce, the product safety regulatory activities of the Consumer Products Safety Commission, the environmental regulatory activities of the Environmental Protection Agency.

The rules and regulations of the FCC limit the RF used by and level of power emitting from electronic equipment. Our RF filters, as a key element enabling consumer electronic smartphone equipment, are required to comply with these FCC rules, and may require certification, verification or registration of our RF filters with the FCC. Certification and verification of new equipment requires testing to ensure the equipment’s compliance with the FCC’s rules. The equipment must be labeled according to the FCC’s rules to show compliance with these rules. Testing, processing of the FCC’s equipment certificate or FCC registration and labeling may increase development and production costs and could delay the implementation of our Bulk ONE acoustic wave resonator technology for our RF filters and the launch and commercial productions of our filters into the U.S. market. Electronic equipment permitted or authorized to be used by us through FCC certification or verification procedures must not cause harmful interference to licensed FCC users, and may be subject to RF interference from licensed FCC users. Selling, leasing or importing non-compliant equipment is considered a violation of FCC rules and federal law, and violators may be subject to an enforcement action by the FCC. Any failure to comply with the applicable rules and regulations of the FCC could have an adverse effect on our business, operating results and financial condition by increasing our compliance costs and/or limiting our sales in the United States.

The semiconductor and electronics industries also have been subject to increasing environmental regulations. A number of domestic and foreign jurisdictions seek to restrict the use of various substances, a number of which have been used in our products in development or processes. While we have implemented a compliance program to ensure our product offering meets these regulations, there may be instances where alternative substances will not be available or commercially feasible, or may only be available from a single source, or may be significantly more expensive than their restricted counterparts. Additionally, if we were found to be non-compliant with any such rule or regulation, we could be subject to fines, penalties and/or restrictions imposed by government agencies that could adversely affect our operating results. Our cost to maintain compliance with existing environmental regulations is expected to be nominal based on our structure in which we outsource a majority of our operations to suppliers that are responsible for meeting environmental regulations. We will continue to monitor our quality program and expand as required to maintain compliance and ability to audit our supply chain.

Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. An adverse outcome in any such litigation could require us to pay contractual damages, compensatory damages, punitive damages, attorneys’ fees and costs. These enforcement actions could harm our business, financial condition and results of operations. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition and results of operations could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

Organizational History

We were incorporated as Danlax, Corp., in Nevada on April 10, 2013. Prior to the Merger and Split-Off (each as defined below), our business was the development and sales of mobile games.

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

On May 22, 2015, our wholly owned subsidiary, Akoustis Acquisition Corp., a corporation formed in the State of Delaware on May 15, 2015 (“Acquisition Sub”), merged (the “Merger”) with and into Akoustis, Inc., a corporation incorporated in the State of Delaware on May 12, 2014. Akoustis, Inc., was the surviving corporation in the Merger and became our wholly owned subsidiary. All of the outstanding stock of Akoustis, Inc., was exchanged for shares of our Common Stock.

In connection with the Merger and pursuant to a Split-Off Agreement, we transferred our pre-Merger assets and liabilities to our pre-Merger majority stockholder, in exchange for the surrender by him and cancellation of 9,854,019 shares of our Common Stock.

As a result of the Merger and Split-Off, we discontinued our pre-Merger business and acquired the business of Akoustis, Inc., and have continued the existing business operations of Akoustis, Inc., as a publicly-traded company under the name Akoustis Technologies, Inc.

In accordance with “reverse merger” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Merger will be replaced with the historical financial statements of Akoustis, Inc., prior to the Merger in all future filings with the SEC.

On May 22, 2015, we also changed our fiscal year from a fiscal year ending on July 31 of each year to one ending on March 31 of each year, which is the fiscal year end of Akoustis, Inc.

Prior to the Merger, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As a result of the Merger, we have ceased to be a shell company. The information contained in our Current Report dated May 22, 2015, together with the information contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014, and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as filed with the SEC, constituted the current “Form 10 information” necessary to satisfy the conditions contained in Rule 144(i)(2) under the Securities Act of 1933, as amended (the “Securities Act”).

Akoustis, Inc.

Akoustis Inc. was founded in 2014 by experienced industry leaders and scientists from University of California at Santa Barbara (UCSB) and Cornell University. Our initial funding was through a $0.5 million series seed funding in 2014, and we received $655,000 in additional investments in convertible notes and stock by the founders and original angel investors in March 2015. We received a National Science Foundation (“NSF”) Small Business Innovation Research (“SBIR”) grant that started in January 2015 followed by a second grant award in April 2015. In addition, we received matching funds from North Carolina Science, Technology & Innovation Department of Commerce. More recently we received a third NSF SBIR award in February 2016. The funds from these sources supported the operations of Akoustis Inc. and the completion of multiple key milestones including the application for more than ten patents, hiring of key personnel, the engagement with a foundry prototype facility, initiation of SBIR activities and the engagement of strategic partners for whom would consume our RF filters for wireless communications.

The 2015 Offering

Concurrently with the closing of the Merger, we held a closing of a private placement offering (the “2015 Offering”) in which we sold 3,531,104 shares of our Common Stock (including shares issued on conversion of convertible notes of Akoustis, Inc., as described below), at a purchase price of $1.50 per share (the “2015 Offering Price”). On June 10, 2015, we completed a second and final closing of the 2015 Offering in which we sold an additional 261,000 shares of Common Stock. In total, we sold an aggregate of 3,792,104 shares of Common Stock in the 2015 Offering for gross proceeds of $5,688,156 (before deducting expenses of the offering).

Investors in the shares were given anti-dilution protection with respect to the shares of Common Stock sold in the 2015 Offering such that if within 12 months after the final closing of the 2015 Offering, we issue additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions, including but not limited to issuances of awards under our 2015 Plan (as defined below) and certain issuances of securities in connection with credit arrangements, equipment financings, lease arrangements or similar transactions) for a consideration per share less than the 2015 Offering Price (the “Lower Price”), each such investor will be entitled to receive from us additional shares of Common Stock in an amount such that, when added to the number of shares of Common Stock initially purchased by such investor, will equal the number of shares of Common Stock that such investor’s Offering subscription amount would have purchased at the Lower Price.

The closing of the 2015 Offering and the closing of the Merger were conditioned upon each other.

In connection with the 2015 Offering, we paid Northland Securities, Inc., and Katalyst Securities LLC, each a U.S. registered broker-dealer (the “Placement Agents”) a cash commission of 10% of the gross proceeds (or 2% in the case of certain existing Akoustis, Inc., investors) raised from investors in the 2015 Offering. In addition, the Placement Agents received warrants to purchase a number of shares of Common Stock equal to 10% (or 2% in the case of certain existing Akoustis, Inc., investors) of the number of shares of Common Stock sold in the 2015 Offering, with a term of five (5) years and an exercise price of $1.50 per share (the “2015 Placement Agent Warrants”). Any sub-agent of the Placement Agents that introduced investors to the 2015 Offering was entitled to share in the cash fees and warrants attributable to those investors as described above.

As a result of the foregoing, the Placement Agents and their sub-agents were paid aggregate commissions of $486,976 and were issued 2015 Placement Agent Warrants to purchase an aggregate of 324,650 shares of our Common Stock. We were also required to reimburse the Placement Agents approximately $77,150 of legal expenses incurred in connection with the 2015 Offering.

The form of 2015 Placement Agent Warrants is filed as an exhibit to this Report. All descriptions of the 2015 Placement Agent Warrants herein are qualified in their entirety by reference to the text thereof filed as exhibits hereto, which are incorporated herein by reference.

The 2016 Offering

On March 10, 2016, we held a closing of a private placement offering (the “March 2016 Offering”) in which we sold 494,125 shares of our Common Stock at a fixed purchase price of $1.60 per share (the “2016 Offering Price”), for aggregate gross proceeds of $790,600 (before deducting expenses of the March 2016 Offering).

On April 14, 2016, we held a closing of a private placement offering (the “April 2016 Offering,” and together with the March 2016 Offering, the “2016 Offering”) in which we sold 1,741,185 shares of our Common Stock at a fixed purchase price of $1.60 per share (the “2016 Offering Price”), for aggregate gross proceeds of $2,785,896 (before deducting expenses of the April 2016 Offering).

Investors in the shares were given anti-dilution protection with respect to the shares of Common Stock sold in the 2016 Offering such that if, during the period from the closing of the April 2016 Offering until 90 days after the date on which the registration statement that we are required to file under a Registration Rights Agreement with the investors is declared effective by the SEC (see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities —Registration Rights” below) , the Company shall issue additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions, including but not limited to issuances of awards under the Company’s 2015 Equity Incentive Plan and certain issuances of securities in connection with credit arrangements, equipment financings, lease arrangements or similar transactions) for a consideration per share less than the 2016 Offering Price (as adjusted for any subsequent stock dividend, stock split, distribution, recapitalization, reclassification, reorganization or similar event) (the “Lower Price”), each such investor will be entitled to receive from the Company additional shares of Common Stock in an amount such that, when added to the number of shares of Common Stock initially purchased by such investor, will equal the number of shares of Common Stock that such investor’s Offering subscription amount would have purchased at the Lower Price.

In connection with the 2016 Offering, we agreed to pay the Placement Agents a cash commission of 8% of the gross proceeds raised from investors first contacted by the Placement Agents in the 2016 Offering. In addition, the Placement Agents received warrants to purchase a number of shares of Common Stock equal to 10% of the number of shares of Common Stock sold in the 2016 Offering, with a term of five (5) years and an exercise price of $1.60 per share (the “2016 Placement Agent Warrants”). Any sub-agent of the Placement Agents that introduced investors to the 2016 Offering was entitled to share in the cash fees and warrants attributable to those investors as described above.

As a result of the foregoing, the Placement Agents and their sub-agents were paid an aggregate commission of $196,752 and were issued 2016 Placement Agent Warrants to purchase an aggregate of 153,713 shares of Common Stock. We were also required to reimburse the Placement Agents approximately $17,500 of legal expenses incurred in connection with the 2016 Offering, of which $7,500 was paid by the issuance of 4,690 shares of Common Stock (valued at the 2016 Offering Price).

The form of 2016 Placement Agent Warrants is filed as an exhibit to this Report. All descriptions of the 2016 Placement Agent Warrants herein are qualified in their entirety by reference to the text thereof filed as exhibits hereto, which are incorporated herein by reference.

ITEM 1A.	RISK FACTORS

An investment in shares of our common stock is highly speculative and involves a high degree of risk.  We face a variety of risks that may affect our operations or financial results and many of those risks are driven by factors that we cannot control or predict.  Before investing in our Common Stock you should carefully consider the following risks, together with the financial and other information contained in this Report.  If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be materially adversely affected.  In that case, the trading price of our Common Stock would likely decline and you may lose all or a part of your investment.  Only those investors who can bear the risk of loss of their entire investment should invest in our Common Stock.

This Report contains certain statements relating to future events or the future financial performance of our company. Prospective investors are cautioned that such statements are only predictions and involve risks and uncertainties, and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider the various factors identified in this Report, including the matters set forth below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

If any of the following or other risks materialize, our business, financial condition, and results of operations could be materially adversely affected which, in turn, could adversely impact the value of our Common Stock. In such a case, investors in our Common Stock could lose all or part of their investment.

Prospective investors should consider carefully whether an investment in the Company is suitable for them in light of the information contained in this Report and the financial resources available to them. The risks described below do not purport to be all the risks to which the Company or the Company could be exposed. This section is a summary of certain risks and is not set out in any particular order of priority. They are the risks that we presently believe are material to the operations of the Company. Additional risks of which we are not presently aware or which we presently deem immaterial may also impair the Company’s business, financial condition or results of operations.

Risks Related to our Business and the Industry in Which We Operate

We have a limited operating history upon which investors can evaluate our business and future prospects.

We are an early stage company that has not yet begun any commercial operations. Historically, we have been a shell company with no operating history and no assets other than cash. Upon consummation of the Merger with Akoustis, we redirected our business focus towards the development of advanced single crystal bulk acoustic wave filter products for RF front-ends for use in mobile wireless device industry. Although Akoustis since its inception focused its activity on research and development (“R&D”) of high efficiency acoustic wave resonator technology utilizing single crystal piezoelectric materials, this technology has not yet obtained marketing approval or been verified in commercial manufacturing, and its RF filters have not generated any sales.

Since our potential customers and future demand for our products are based on estimates of planned operations rather than experience, it is difficult for our management and our investors to accurately forecast and evaluate our future prospects and our revenues. Our proposed operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, the development of a product, as well as those risks that are specific to our business in particular. An investment in an early stage company such as ours involves a degree of risk, including the possibility that entire investment may be lost. The risks include, but are not limited to, the possibility that following the Merger, we will not be able to develop functional and scalable products, or that although functional and scalable, our products and/or services will not be accepted in the market. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that the Company can successfully address these challenges. If it is unsuccessful, the Company and its business, financial condition and operating results will be materially and adversely affected.

We may not generate revenues or achieve profitability.

We have incurred operating losses since our inception and expect to continue to have negative cash flow from operations. We have never generated any revenues; our only income has been from R&D grants. We have experienced net losses of approximately $4.16 million for the period from May 12, 2014 (inception) to March 31, 2016. Our future profitability will depend on our ability to create a sustainable business model and generate revenues, which is subject to a number of factors, including our ability to successfully implement our strategies and execute our R&D plan, our ability to implement our improved design and cost reductions into manufacturing of our RF filters, the availability of funding, market acceptance of our products, consumer demand for end products incorporating our products, our ability to compete effectively in a crowded field, our ability to respond effectively to technological advances by timely introducing our new technologies and products and global economic and political conditions.

Our future profitability also depends on our expense levels, which are influenced by a number of factors, including the resources we devote to developing and supporting our projects and potential products, the continued progress of our research and development of potential products, our ability to improve research and development efficiencies, license fees or royalties we may be required to pay, and the potential need to acquire licenses to new technology, the availability of intellectual property for licensing or acquisition, or to use our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses.

Our development and commercialization efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to generate revenue and manage our expenses, we may never achieve profitability, which would adversely and materially affect our ability to provide a return to our investors

The industry and the markets in which the Company operates are highly competitive and subject to rapid technological change.

The markets in which we intend to compete are intensely competitive. We will operate primarily in the industry that designs and produces semiconductor components for wireless communications and other wireless devices, which is subject to rapid changes in both product and process technologies based on demand and evolving industry standards. The intended markets for our products are characterized by:

•	rapid technological developments and product evolution,

•	rapid changes in customer requirements,

•	frequent new product introductions and enhancements,

•	continuous demand for higher levels of integration, decreased size and decreased power consumption,

•	short product life cycles with declining prices over the life cycle of the product, and

•	evolving industry standards.

The continuous evolutions of these technologies and frequent introduction of new products and enhancements have generally resulted in short product life cycles for wireless semiconductor products, in general, and for RF front-end products, in particular. Our products could become obsolete or less competitive sooner than anticipated because of a faster than anticipated change in one or more of the above-noted factors. Therefore, in order for our RF filters to be competitive and achieve market acceptance, we need to keep pace with rapid development of new process technologies, which requires us to:

•	respond effectively to technological advances by timely introducing our new technologies and products,

•	successfully implement our strategies and execute our R&D plan in practice,

•	improve the efficiency of our technology,

•	implement our improved design and cost reductions into manufacturing of our RF filters.

Our products may not be accepted in the market.

Although we believe that our Bulk ONE acoustic wave resonator technology that utilizes single crystal piezoelectric materials will provide material advantages over existing RF filters and are currently developing various methods of integration suitable for implementation of this technology to RF filters, we cannot be certain that our RF filters will be able to achieve or maintain market acceptance. While we have fabricated R&D resonators that demonstrate the feasibility of our Bulk ONE technology, we are still in the process of transitioning this technology into a production-capable wafer fabrication facility for manufacturing of our RF filters, and this technology is not verified yet in practice or on a commercial scale. There are also no records that can demonstrate our ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields. In addition to our limited operating history, we will depend on a limited number of manufacturers and customers for a significant portion of our revenue in the future. Each of these factors may adversely affect our ability to implement our business strategy and achieve our business goals.

The successful development of our Bulk ONE technology following the Merger and market acceptance of our RF filters will be highly complex and will depend on the following principal competitive factors, including our ability to:

•	comply with industry standards and effectively compete against current technology for producing RF acoustic wave filters,

•	differentiate our products from offerings of our competitors by delivering RF filters that are higher in quality, reliability and technical performance,

•	anticipate customer and market requirements, changes in technology and industry standards and timely develop improved technologies that meet high levels of satisfaction of our potential customers,

•	maintain, grow and manage our internal teams to the extent we increase our operations and develop new segments of our business,

•	develop and maintain successful collaboration, strategic, and other relationships with manufacturers, customers and contractors,

•	protect, develop or otherwise obtain adequate intellectual property for our technology and our filters; and

•	obtain strong financial, sales, marketing, technical and other resources necessary to develop, test, manufacture, commercialize and market our filters.

If we are unsuccessful in accomplishing these objectives, we may not be able to compete successfully against current and potential competitors. As a result, our Bulk ONE technology and our RF filters may not be accepted in the market and we may never attain profitability.

We will face intense competition, which may cause pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.

We will compete with U.S. and international semiconductor manufacturers and fabless mobile semiconductor companies of all sizes in terms of resources and market share, some of whom have significantly greater financial, technical, manufacturing and marketing resources than we do. We expect competition in our markets to intensify, as new competitors enter the RF component market, existing competitors merge or form alliances, and new technologies emerge. Our competitors may introduce new solutions and technologies that are superior to our BAW technology, are verified on a commercial scale, and have achieved widespread market acceptance. Certain of our competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can. This implementation may require us to modify the manufacturing process for our filters, design new products to more stringent standards, and redesign some existing products, which may prove difficult for us and result in delays in product deliveries and increased expenses.

Increased competition could also result in pricing pressures, declining average selling prices for our RF filters, decreased gross margins and loss of market share. We will need to make substantial investments to develop these enhancements and technologies, and we cannot assure investors that we will have funds available for these investments or that these enhancements and technologies will be successful. If a competing technology emerges that is, or is perceived to be, superior to our existing technology and we are unable to adapt to these changes and to compete effectively, our market share and financial condition could be materially and adversely affected, and our business, revenue, and results of operations could be harmed.

Changes in general economic conditions, together with other factors, cause significant upturns and downturns in the industry, and our business, therefore, may also experience cyclical fluctuations in the future.

From time to time, changes in general economic conditions, together with other factors, may cause significant upturns and downturns in the semiconductor industry. These fluctuations are due to a number of factors, many of which are beyond our control:

•	levels of inventory in our end markets,

•	availability and cost of supply for manufacturing of our RF filters using our design,

•	changes in end-user demand for the products manufactured with our technology and sold by our prospective customers,

•	industry production capacity levels and fluctuations in industry manufacturing yields,

•	market acceptance of our future customers’ products that incorporate our RF filters,

•	the gain or loss of significant customers,

•	the effects of competitive pricing pressures, including decreases in average selling prices of our RF filters,

•	new product and technology introductions by competitors,

•	changes in the mix of products produced and sold, and

•	intellectual property disputes.

As a result, the demand for our products can change quickly and in ways we may not anticipate, and our business, therefore, may also experience cyclical fluctuations in the future operating results. In addition, future downturns in the electronic systems industry could adversely impact our revenue and harm our business, financial condition and results of operations.

If we are unable to attract and retain qualified personnel to contribute to the development, manufacture and sale of our products, we may not be able to effectively operate our business.

As the source of our technological and product innovations, our key technical personnel represent a significant asset. We believe that our future success is highly dependent on the continued services of our current key officers, employees, and Board members, as well as our ability to attract and retain highly skilled and experienced technical personnel. The loss of their services could have a detrimental effect on our operations. Specifically, the loss of the services of Jeffrey Shealy, our President and CEO, Prof. Steve DenBaars, our director, Mark Boomgarden, our Vice President of Operations, David Aichele, our Vice President of Business Development, Prof. James Shealy, the Chair of our Scientific Advisor Board, Cindy Payne, our Chief Financial Officer, Richard Ogawa, our Patent Counsel, any major change in our Board or management, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business. The competition for management and technical personnel is intense in the wireless semiconductor industry, and therefore we cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for the design, development, manufacture and sale of our products.

We expect to substantially rely on third parties to manufacture our RF filters.

We employ a “fabless” business strategy, meaning that we do not own a semiconductor fabrication facility, or fab, and do not currently have, nor do we plan to acquire, the infrastructure or capability internally, such as our own manufacturing facilities, to manufacture our wafers and our filters for use in the conduct of commercial quantities. Instead, we leverage capital investments and capacity of manufacturers to fabricate our wafers. Therefore, success of implementation of our single-crystal BAW technology for manufacturing our RF filters and its commercial production will substantially depend upon our ability to develop, maintain and expand our strategic relationships with manufacturers that will fabricate wafers using our design and incorporate them into their products. Any impairment in our relationship with these manufacturers could have a material adverse effect on our business, results of operations, cash flow and financial condition. Although we have entered into a joint development agreement and a foundry agreement with Global Communication Semiconductors, LLC (“GCS”), and may explore other plans to enter into agreements with more manufacturers, to fabricate our RF filters for R&D and for commercial sales, there can be no assurance that we will be able to retain those relationships on commercially reasonable terms, if at all. Since we expect to depend upon one or a limited number of these manufacturers for a signification portion of our revenue in the future, we could experience delays in the launch and commercial productions of our RF filters if we are unable to maintain those relationships.

Reliance on a limited number of manufacturers also may expose us to the following risks:

•	We may be unable to identify manufacturers on acceptable terms, or at all, because the number of potential manufacturers is limited. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for manufacturing of our wafers.

•	Our manufacturers might be unable to formulate and manufacture wafers in the volume and of the quality required to meet demands of our R&D and commercial needs.

•	Our future manufacturers may not perform as contractually agreed or may not remain in the manufacturing business for the time required to successfully produce, store and distribute our products.

•	Since our filters are not sold directly to the end-user, but are components of other products, we highly depend upon selection of our design and technology by these manufacturers from among alternative offerings and including and incorporating our filters into their final product.

Each of these risks could delay the commercialization of our RF filters and its market acceptance or result in higher costs or deprive us of potential product revenues.

We rely on our independent contractors in adequately performing their contractual obligations, meeting expected deadlines and applicable regulatory requirements

We depend on our independent contractors to adequately perform a substantial part of our projects and successfully carry their contractual duties and obligations. However, these contractors may not assign as a great priority a process of developing of our technology in accordance with our levels of quality control or meet expected deadlines, may not devote sufficient time to develop our technology, or may not pursue their contractual obligations as diligently as we would if we were undertaking such activities ourselves. They may also establish relationships with other commercial entities, some of whom may compete with us. If our contractors assist our competitors to our detriment, our competitive position would be harmed. If our independent contractors fail to perform their contractual duties at acceptable quality levels or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to a failure to adhere to our protocols, legal and regulatory requirements or for other reasons, the development and commercialization of our filters could be stopped, delayed, or made less profitable. As a result, our operations and the commercial prospects for marketing of our RF filters would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

Product defects could adversely affect the results of our operations and may expose us to product liability claims.

The fabrication of the RF filters is a complex and precise process. While we intend to supply design and to monitor fabrication of our RF filters by our manufacturers, we may not be able to monitor their quality control, their quality assurance and their qualified personnel. If any of our manufacturers fail to successfully manufacture wafers that conform to our design specifications and the strict regulatory requirements of the Federal Communications Commission (“FCC”), it may result in substantial risk of undetected flaws in components or other materials used by our manufacturers during fabrication of our filters and could lead to product defects and costs to repair or replace these parts or materials. Any such failure by our manufacturers would significantly impact our ability to develop and implement our technology and to improve performance of our RF filters. Our inability to timely find a substitute manufacturer that can comply with such requirements could result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products.

We also could be subject to product liability lawsuits if the wireless devices containing our RF filters cause injury. Recently interest groups have requested that the FCC investigate claims that wireless communications technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or inadequate disclosure of risks related to the use of our product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts.

If we are unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our RF filters, we may not be able to effectively generate product revenues.

We have no experience selling, marketing or distributing products and currently have no internal marketing and sales force. In order to launch and commercialize our technology and our RF filters, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. Therefore, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If so, our success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, such collaborator’s strategic interest in the products under development and such collaborator’s ability to successfully market and sell any such products.

If we are unable to enter into such arrangements when needed on acceptable terms or at all, we may not be able to successfully commercialize our filters. Further, to the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. If we decide in the future to establish an internal sales and marketing team with technical expertise and supporting distribution capabilities to commercialize our RF filters, it could be expensive and time consuming and would require significant attention of our executive officers to manage. We may also not have sufficient resources to allocate to the sales and marketing of our filters. Any failure or delay in the development of sales, marketing and distribution capabilities, either through collaboration with one or more third parties or through internal efforts, would adversely impact the commercialization of any of our products that we obtain approval to market. As a result, our future product revenue would suffer and we may incur significant additional losses.

Risks Related to Our Intellectual Property

If we fail to obtain, maintain and enforce our intellectual property rights, we may not be able to prevent third parties from using our proprietary technologies and may lose access to technologies critical to our products.

Our long-term success largely depends on our ability to market technologically competitive products which, in turn, largely depends on our ability to obtain and maintain adequate intellectual property protection and to enforce our proprietary rights without infringing the proprietary rights of third parties. While we rely upon a combination of our patent applications currently pending with the United State Patent and Trademark Office (“USPTO”), our trademarks, copyrights, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies, there can be no assurance that

•	our currently pending or future patent applications will result in issued patents,

•	our limited patent portfolio will provide adequate protection to our core technology,

•	we will succeed in protecting our technology adequately in all key jurisdictions, or

•	we can prevent third parties from disclosure or misappropriation of our proprietary information which could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding any competitive advantage we may derive from the proprietary information.

We have a limited number of patent applications which may not result in issued patents.

In the United States, we have seven pending patent applications, one filing for which claims have been allowed and one filing that was published on June 7, 2016; however, there is no assurance that any of the pending applications or our future patent applications will result in patents being issued, or that any patents that may be issued as a result of existing or future applications will provide meaningful protection or commercial advantage to us.

The process of seeking patent protection in the United States and abroad can be long and expensive. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain at the time of filing that we are the first to file any patent application related to our single crystal acoustic wave filter technology. In addition, patent applications are often published as part of the patent application process, even if such applications do not issue as patents. When published, such applications will become publicly available, and proprietary information disclosed in the application will become available to others. While at present we are unaware of competing patent applications, competing applications could potentially surface.

Even if all of our pending patent applications are granted and result in registration of our patents, we cannot predict the breadth of claims that may be allowed or enforced, or that the scope of any patent rights could provide a sufficient degree of protection that could permit us to gain or keep our competitive advantage with respect to these products and technologies. For example, we cannot predict:

•	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to make, use, sell, offer to sell or import competitive products without infringing our patents;

•	if and when patents will be issued;

•	if third parties will obtain patents claiming inventions similar to those covered by our patents and patent applications;

•	if third parties have blocking patents that could be used to prevent us from marketing our own patented products and practicing our own technology; or

•	whether we will need to initiate litigation or administrative proceedings (e.g. at the USPTO) in connection with patent rights, which may be costly whether we win or lose.

As a result, the patent applications we own may fail to result in issued patents in the United States. Third parties may challenge the validity, enforceability or scope of any issued patents or issued to us in the future, which may result in those patents being narrowed, invalidated or held unenforceable. Even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from developing similar products that do not infringe the claims made in our patents. If the breadth or strength of protection provided by the patents we hold or pursue is threatened, we may not be able to prevent others from offering similar technology and products in the RF front-ends mobile market and our ability to commercialize our RF filters with technology protected by those patents could be threatened.

We have three pending patent applications and an additional three patent applications which have been issued outside of the United States. The three issued applications entered the divisional process and are anticipated to result in up to six granted patents outside of the United States. However, our pending patent applications may fail to result in issued patents outside of the United States which may significantly limit our ability to prevent misappropriation of our proprietary information or infringement of our intellectual property rights in countries outside of the United States where our filters may be sold in the future. If we file foreign patent applications related to our pending U.S. patent applications or to our issued patents in the United States, if any, these applications may be contested and fail to result in issued patents outside of the United States or we will be required to narrow our claims. Even if some or all of our patent applications are granted outside of the United States and resulted in the issued patents, effective enforcement of rights granted by these patents in some countries may not be available due to the differences in foreign patent and other laws concerning intellectual property rights, a relatively weak legal regime protecting intellectual property rights in these countries, and because it is difficult, expensive and time-consuming to police unauthorized use of our intellectual property when infringers are overseas. This failure to obtain or maintain adequate protection of our intellectual property rights outside of the United States could have a materially adverse effect on our business, results of operations and financial conditions.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our potential licensors. To attempt to stop infringement or unauthorized use, we may need to file infringement claims, which can be expensive and time consuming and distract management.

If we pursue any infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the relevant technology on the grounds that our patents do not cover the technology in question. Additionally, any enforcement of our patents may provoke third parties to assert counterclaims against us. Some of our current and potential competitors have the ability to dedicate substantially greater resources to enforcing their intellectual property rights than we have. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, which could reduce the likelihood of success of, or the amount of damages that could be awarded resulting from, any infringement proceeding we pursue in any such jurisdiction. To date, we have not filed any patent applications in jurisdictions other than the United States. An adverse result in any infringement litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing, which could limit the ability of our filters to compete in those jurisdictions.

Interference proceedings provoked by third parties or brought by the USPTO to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to use it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, or at all.

We need to protect our trademark rights and disclosure of our trade secrets to prevent competitors taking advantage of our goodwill.

We believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, maintaining goodwill, and maintaining or increasing market share. We currently have two trademarks that we have filed to register with USPTO, the Akoustis™ and Bulk ONE™ marks, and may expend substantial cost and effort in an attempt to register new trademarks and maintain and enforce our trademark rights. If we do not adequately protect our rights in our trademarks from infringement, any goodwill that we have developed in those trademarks could be lost or impaired.

Third parties may claim that the sale or promotion of our products, when and if we have any, may infringe on the trademark rights of others. Trademark infringement problems occur frequently in connection with the sale and marketing of products in the RFFE mobile industry. If we become involved in any dispute regarding our trademark rights, regardless of whether we prevail, we could be required to engage in costly, distracting and time-consuming litigation that could harm our business. If the trademarks we use are found to infringe upon the trademark of another company, we could be liable for damages and be forced to stop using those trademarks, and as result, we could lose all the goodwill that has been developed in those trademarks.

In addition to the protection afforded by patents and trademarks, we seek to rely on copyright, trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our processes that involve proprietary know-how, information or technology that is not covered by patents. For Akoustis, this includes particularly chip layouts, circuit designs, resonator layouts and implementation, and membrane definition. Although we require all of our employees and certain consultants and advisors to assign inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, our trade secrets and other proprietary information may be disclosed or competitors may otherwise gain access to such information or independently develop substantially equivalent information. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or maintain the competitive advantage that we believe is provided by such intellectual property, which would weaken our competitive market position, and materially adversely affect our business and operational results.

Development of certain technologies with our manufacturers may result in restrictions on jointly-developed intellectual property.

In order to maintain and expand our strategic relationship with manufacturers of our filters, we may, from time to time, develop certain technologies jointly with these manufacturers and file for further intellectual property protection and/or seek to commercialize such technologies. We entered into the Joint Development Agreement with GCS and may enter in the future into joint development agreements with other manufacturers which provide(s) for the joint development works and joint intellectual property rights by us and by such manufacturer. Such agreements may restrict our commercial use of such intellectual property, or may require written consent from, or a separate agreement with, that manufacturer. In other cases, we may not have any rights to use intellectual property solely developed and owned by such manufacturer or another third party. If we cannot obtain commercial use rights for such jointly-owned intellectual property or intellectual property solely owned by these manufacturers, our future product development and commercialization plans may be adversely affected.

We may be subject to claims of infringement, misappropriation or misuse of third party intellectual property that, regardless of merit, could result in significant expense and loss of our intellectual property rights.

The semiconductor industry is characterized by the vigorous pursuit and protection of intellectual property rights. We have not undertaken a comprehensive review of the rights of third parties in our field. From time to time, we may receive notices or inquiries from third parties regarding our products or the manner in which we conduct our business suggesting that we may be infringing, misappropriating or otherwise misusing patent, copyright, trademark, trade secret and other intellectual property rights. Any claims that our technology infringe, misappropriate or otherwise misuse the rights of third parties, regardless of their merit or resolution, could be expensive to litigate or settle and could divert the efforts and attention of our management and technical personnel, cause significant delays and materially disrupt the conduct of our business. We may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could be required to:

•	pay substantial damages, including treble damages if we were held to have willfully infringed;

•	cease the manufacture, offering for sale or sale of the infringing technology or processes;

•	expend significant resources to develop non-infringing technology or processes;

•	obtain a license from a third party, which may not be available on commercially reasonable terms, or may not be available at all; or

•	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others.

In addition, our agreements with prospective customers and manufacturing partners may require us to indemnify such customers and manufacturing partners for third party intellectual property infringement claims. Pursuant to such agreements, we may be required to defend such customers and manufacturing partners against certain claims that could cause us to incur additional costs. While we endeavor to include as part of such indemnification obligations a provision permitting us to assume the defense of any indemnification claim, not all of our current agreements contain such a provision and we cannot provide any assurance that our future agreements will contain such a provision, which could result in increased exposure to us in the case of an indemnification claim.

Defense of any intellectual property infringement claims against us, regardless of their merit, would involve substantial litigation expense and would be a significant diversion of resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties, limit our business to avoid the infringing activities, pay royalties and/or redesign our infringing technology dates or alter related formulations, processes, methods or other technologies, any or all of which may be impossible or require substantial time and monetary expenditure. The occurrence of any of the above events could prevent us from continuing to develop and commercialize our filters and our business could materially suffer.

Risks Related to our Financial Condition

We have a history of losses, will need substantial additional funding to continue our operations and may not achieve or sustain profitability in the future.

Our operations have consumed substantial amounts of cash since inception. We have incurred losses since our incorporation and formation in 2014. Although we are applying for substantial additional grants in the calendar year 2016 and 2017 that we believe we are likely to be awarded, and we are launching a sales channel for non-resonator catalog parts in 2016, both of which are expected to provide cash flows to help support the development and commercialization of our resonator technology, we do not expect meaningful revenues from our resonator technology until at least the second half of the calendar year 2017. If our forecasts for the Company prove incorrect, the business, operating results and financial condition of the Company will be materially and adversely affected. We anticipate that our operating expenses will increase in the foreseeable future as we continue to pursue the development of our patent-pending single crystal acoustic wave filter technology, invest in marketing, sales and distribution of our RF filters to grow our business, acquire customers, commercialize our technology in the mobile wireless market. These efforts may prove more expensive than we currently anticipate, and we may not succeed in generating sufficient revenues to offset these higher expenses. In addition, we expect to incur significant expenses related to regulatory requirements, ability to obtain, protect, and defend our intellectual property right.

We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

To date, we have financed our operations through a mix of investments from private investors, the incurrence of debt, and grant funding, and we expect to continue to utilize such means of financing for the foreseeable future. Additional funding from those or other sources may not be available when or in the amounts needed, on acceptable terms, or at all. If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. If we raise additional capital through the incurrence of indebtedness, we would likely become subject to covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support research and development, or commercialization activities. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our R&D programs for our acoustic wave filter technology or any future commercialization efforts. Any of these events could materially and adversely affect our business, financial condition and prospects, and could cause our business to fail.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

The Company’s historical financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring net losses and accumulated deficit and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need them, and we are unable to commercialize our products giving us access to additional cash resources, we will be required to curtail our operations, which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

Risk Related to Managing Any Growth We May Experience

We may engage in future acquisitions that could disrupt our business, cause dilution to our shareholders and harm our financial condition and operating results.

While we currently have no specific plans to acquire any other businesses, we may, in the future, make acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with our current business or otherwise offer opportunities for our company. In connection with these acquisitions or investments, we may:

•	issue Common Stock or other forms of equity that would dilute our existing shareholders’ percentage of ownership,

•	incur debt and assume liabilities, and

•	incur amortization expenses related to intangible assets or incur large and immediate write-offs.

We may not be able to complete acquisitions on favorable terms, if at all. If we do complete an acquisition, we cannot assure you that it will ultimately strengthen our competitive position or that it will be viewed positively by customers, financial markets or investors. Furthermore, future acquisitions could pose numerous additional risks to our expected operations, including:

•	problems integrating the purchased business, products or technologies,

•	challenges in achieving strategic objectives, cost savings and other anticipated benefits,

•	increases to our expenses,

•	the assumption of significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying party,

•	inability to maintain relationships with prospective key customers, vendors and other business partners of the acquired businesses,

•	diversion of management’s attention from their day-to-day responsibilities,

•	difficulty in maintaining controls, procedures and policies during the transition and integration,

•	entrance into marketplaces where we have no or limited prior experience and where competitors have stronger marketplace positions,

•	potential loss of key employees, particularly those of the acquired entity, and

•	that historical financial information may not be representative or indicative of our results as a combined company.

Our business and operations would suffer in the event of system failures, and our operations are vulnerable to interruption by natural disasters, terrorist activity, power loss and other events beyond our control, the occurrence of which could materially harm our business.

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access as well as telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our R&D. If any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and/or the further development of our new technology for RF filters could be delayed.

We are also vulnerable to accidents, electrical blackouts, labor strikes, terrorist activities, war and other natural disasters and other events beyond our control, and we have not undertaken a systematic analysis of the potential consequences to our business as a result of any such events and do not have an applicable recovery plan in place. We currently do not carry other business interruption insurance that would compensate us for actual losses from interruptions of our business that may occur, and any losses or damages incurred by us could cause our business to materially suffer.

Risks Related to Regulatory Requirements

Wireless communication industry is subject to ongoing regulatory obligations and review. Maintaining compliance with these requirements may result in significant additional expense to us, and any failure to maintain such compliance could cause our business to suffer.

Our business and products in development are subject to regulation by various federal and state governmental agencies, including the radio frequency emission regulatory activities of the FCC, the consumer protection laws of the Federal Trade Commission, the import/export regulatory activities of the Department of Commerce, the product safety regulatory activities of the Consumer Products Safety Commission, the environmental regulatory activities of the Environmental Protection Agency.

The rules and regulations of the FCC limit the RF used by and level of power emitting from electronic equipment. Our RF filters, as a key element enabling consumer electronic smartphone equipment, are required to comply with these FCC rules, and may require certification, verification or registration of our RF filters with the FCC. Certification and verification of new equipment requires testing to ensure the equipment’s compliance with the FCC’s rules. The equipment must be labeled according to the FCC’s rules to show compliance with these rules. Testing, processing of the FCC’s equipment certificate or FCC registration and labeling may increase development and production costs and could delay the implementation of our Bulk ONE acoustic wave resonator technology for our RF filters and the launch and commercial productions of our filters into the U.S. market. Electronic equipment permitted or authorized to be used by us through FCC certification or verification procedures must not cause harmful interference to licensed FCC users, and may be subject to RF interference from licensed FCC users. Selling, leasing or importing non-compliant equipment is considered a violation of FCC rules and federal law, and violators may be subject to an enforcement action by the FCC. Any failure to comply with the applicable rules and regulations of the FCC could have an adverse effect on our business, operating results and financial condition by increasing our compliance costs and/or limiting our sales in the United States.

The semiconductor and electronics industries also have been subject to increasing environmental regulations. A number of domestic and foreign jurisdictions seek to restrict the use of various substances, a number of which have been used in our products in development or processes. For example, the European Union Restriction of Hazardous Substances in Electrical and Electronic Equipment (RoHS) Directive now requires that certain substances be removed from all electronics components. Removing such substances requires the expenditure of additional research and development funds to seek alternative substances, as well as increased testing by third parties to ensure the quality of our products and compliance with the RoHS Directive. While we have implemented a compliance program to ensure our product offering meets these regulations, there may be instances where alternative substances will not be available or commercially feasible, or may only be available from a single source, or may be significantly more expensive than their restricted counterparts. Additionally, if we were found to be non-compliant with any such rule or regulation, we could be subject to fines, penalties and/or restrictions imposed by government agencies that could adversely affect our operating results. Our cost to maintain compliance with existing environmental regulations is expected to be nominal based on our business structure in which we outsource a majority of our operations to suppliers that are responsible for meeting environmental regulations. We will continue to monitor our quality program and expand as required to maintain compliance and ability to audit our supply chain.

Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. An adverse outcome in any such litigation could require us to pay contractual damages, compensatory damages, punitive damages, attorneys’ fees and costs. These enforcement actions could harm our business, financial condition and results of operations. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition and results of operations could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

There could be an adverse change or increase in the laws and/or regulations governing our business.

We and our operating subsidiary are subject to various laws and regulations in different jurisdictions, and the interpretation and enforcement of laws and regulations are subject to change. We also will be subject to different tax regulations in each of the jurisdictions where we will conduct our business or where our management or the management of our operating subsidiary is located. We expect that the scope and extent of regulation in these jurisdictions, as well as regulatory oversight and supervision, will generally continue to increase. There can be no assurance that future regulatory, judicial and legislative changes in any jurisdiction will not have a material adverse effect on us or hinder us in the operation of its business. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations applicable to us.

These current or future laws and regulations may impair our research, development or production efforts or impact the research activities we pursue. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions, which could cause our financial condition to suffer.

Investment Risks

You could lose all of your investment.

An investment in our securities is speculative and involves a high degree of risk. Potential investors should be aware that the value of an investment in the Company may go down as well as up. In addition, there can be no certainty that the market value of an investment in the Company will fully reflect its underlying value. You could lose your entire investment.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of our Common Stock offered hereby. The Company is authorized to issue an aggregate of 300,000,000 shares of Common Stock and 10,000,000 shares of “blank check” preferred stock. We may issue additional shares of our Common Stock or other securities that are convertible into or exercisable for our Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our Common Stock may create downward pressure on the trading price of the Common Stock. We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

The ability of our Board of Directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

Our Board of Directors will be authorized to issue up to 10,000,000 shares of preferred stock with powers, rights and preferences designated by it. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company. The ability of the Board to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board of Directors could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

There currently is a limited market for our Common Stock and there can be no assurance that an active public market will ever develop. Failure to develop or maintain an active trading market could negatively affect the value of our Common Stock and make it difficult or impossible for you to sell your shares.

There is currently only a very limited public market for shares of our Common Stock, and an active trading market may never develop. Our Common Stock is quoted on the OTC Markets. The OTC Markets is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our Common Stock to be listed on a national securities exchange, which is often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our Common Stock may not be sufficiently widely held; we may not be able to secure market makers for our Common Stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our Common Stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our Common Stock is otherwise rejected for listing, and remains listed on the OTC Markets or is suspended from the OTC Markets, the trading price of our Common Stock could suffer and the trading market for our Common Stock may be less liquid and our common stock price may be subject to increased volatility.

Our Common Stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our Common Stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

Until our Common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our Common Stock to remain eligible for quotation on the OTC Markets, or on another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, the shares of our Common Stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our Common Stock or to sell his or her shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of our Common Stock. This would also make it more difficult for us to raise capital.

We do not anticipate paying dividends on our Common Stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on our Common Stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of Common Stock. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if our stock price appreciates. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

We are an emerging growth company under the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board. If we do, the information that we provide stockholders may be different than what is available with respect to other public companies. We cannot predict if investors will find our Common Stock less attractive because we will rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected to take advantage of this extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with the effective dates of those accounting standards.

We will remain an emerging growth company until the earliest of (1) the end of the fiscal year in which the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (2) the end of the fiscal year in which we have total annual gross revenues of $1 billion or more during such fiscal year, (3) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (4) March 31, 2020, the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” may make it harder for investors to analyze our results of operations and financial prospects.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this Report and our periodic reports and proxy statements. Some investors may find our Common Stock less attractive because we rely on these exemptions, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

Being a public company is expensive and administratively burdensome.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management, and increases our expenses. Among other things, we are required to:

•	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	maintain policies relating to disclosure controls and procedures;

•	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

•	institute a more comprehensive compliance function, including with respect to corporate governance; and

•	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our Board of Directors, particularly directors willing to serve on an audit committee which we expect to establish.

Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. In addition, at such time, if any, as we are no longer a “smaller reporting company,” our independent registered public accounting firm will have to attest to and report on management’s assessment of the effectiveness of such internal control over financial reporting. Based upon the last evaluation conducted as of March 31, 2016, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, management noted that the last evaluation of internal controls over financial reporting in place as of March 31, 2016 indicated the controls to be effective.

Although our management concluded that internal control over financial reporting was effective as of March 31, 2016, if our independent registered public accounting firm is not satisfied with the adequacy of our internal control over financial reporting, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively affect the price of our Common Stock.

In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and (if required in future) our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404. Our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group or an audit committee composed of independent directors of the Board, and we will need to retain the services of additional accounting and financial staff or consultants with appropriate public company experience and technical accounting knowledge to satisfy the ongoing requirements of Section 404. We intend to review the effectiveness of our internal controls and procedures and make any changes management determines appropriate, including to achieve compliance with Section 404 by the date on which we are required to so comply.

***

The risks above do not necessarily comprise all of those associated with an investment in the Company. This Report contains forward looking statements that involve unknown risks, uncertainties and other factors that may cause the actual results, financial condition, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such a difference include, but are not limited to, those set out above.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters in Huntersville, NC, is a 4,800 square foot facility that we lease for base rent of $3,800 per month, with a term expiring in April 2018. We believe our facilities are sufficient to meet our current needs, and we will look for suitable expansion as and when needed.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matters may arise from time to time that may have an adverse effect on our business, financial condition, results of operations and prospects.

We are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our Common Stock is currently eligible for quotation and trades on the OTC Market (OTCQB) under the symbol “AKTS.” Prior to May 1, 2015, our Common Stock was quoted under the symbol “DNLX.” Trading of our Common Stock began on May 28, 2015. There has been very limited trading in our Common Stock to date.

As of June 27, 2016, we had 15,459,315 shares of our Common Stock issued and outstanding held by approximately 136 stockholders of record. To date, we have not paid dividends on our Common Stock.

The following table sets forth the high and low closing bid prices for our Common Stock for the fiscal quarter indicated as reported on OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our Common Stock is very thinly traded and, thus, pricing of our Common Stock on OTC Markets does not necessarily represent its fair market value.

Period	High (1)	Low (1)

Quarter ended June 30, 2015 (from May 28, 2015)	$7.00	$3.00
Quarter ended September 30, 2015	5.00	2.75
Quarter ended December 31, 2015	4.15	1.55

Quarter ended March 31, 2016	2.00	1.50
Quarter ending June 30, 2016 (through June 26, 2016)	4.40	1.90

Dividends

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. Other than provisions of the Nevada Revised Statutes requiring post-dividend solvency according to certain measures, there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our Common Stock.

Warrants

As of March 31, 2016 we had outstanding warrants and options to purchase 324,650 shares and 160,000 shares, respectively, of our Common Stock. In addition, the Company issued 2016 Placement Agent Warrants to purchase 153,713 shares of Common Stock as a result of the 2016 Offering that closed on April 16, 2016.

Securities Authorized for Issuance under Equity Compensation Plans

On May 22, 2015, our Board of Directors adopted, and on the same date our stockholders approved, our 2015 Equity Incentive Plan (the “2015 Plan”), which reserves a total of 1,200,000 shares of our Common Stock for issuance of awards. We agreed not to grant awards under the 2015 Plan for more than 600,000 shares of our Common Stock during the first year following the closing of the Merger. If an incentive award granted under the 2015 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2015 Plan.

In addition, the number of shares of our Common Stock subject to the 2015 Plan, any number of shares subject to any numerical limit in the 2015 Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in our outstanding our Common Stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

The following table provides information as of March 31, 2016, with respect to the shares of Common Stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	160,000	$1.50	600,800
Equity compensation plans not approved by security holders	-	-	-
Total	160,000		600,800

(1)	2015 Equity Incentive Plan

In addition to options, restricted stock awards for a total of 439,200 shares of Common Stock were granted as of March 31, 2016 under the 2015 Plan. The restricted stock awards are subject to a repurchase option in favor of the Company that lapses over periods of 3 to 4 years. See Note 10 to the Consolidated Financial Statements included in this Report for more information.

Administration

The Board of Directors will administer the 2015 Plan. Subject to the terms of the 2015 Plan, the Board has complete authority and discretion to determine the terms of awards under the 2015 Plan.

Grants

The 2015 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code (as amended, the “Code”) and stock appreciation rights, as described below:

•	Options granted under the 2015 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of our Common Stock covered by an option generally cannot be less than the fair market value of our Common Stock on the date of grant unless agreed to otherwise at the time of the grant. In addition, in the case of an incentive stock option granted to an employee who, at the time the incentive stock option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary, the per share exercise price will be no less than 110% of the fair market value of our Common Stock on the date of grant.

•	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the Board which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•	The Board may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•	The 2015 Plan authorizes the granting of stock awards. The Board will establish the number of shares of our Common Stock to be awarded and the terms applicable to each award, including performance restrictions.

•	Stock appreciation rights (“SARs”) entitle the participant to receive a distribution in an amount not to exceed the number of shares of our Common Stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of our Common Stock on the date of exercise of the SAR and the market price of a share of our Common Stock on the date of grant of the SAR.

Duration, Amendment, and Termination

The Board has the power to amend, suspend or terminate the EIP without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of our Common Stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2015 Plan would terminate ten years after it is adopted.

This summary description of the 2015 Plan is qualified in its entirety by reference to the form of the 2015 Plan filed as an exhibit to this Report.

Other Convertible Securities

As of the date hereof, other than the securities described above, the Company does not have any outstanding convertible securities.

Transfer Agent

The transfer agent for our Common Stock is Globex Transfer, LLC. The transfer agent’s address is 780 Deltona Blvd., Suite 202, Deltona, FL 32725 and its telephone number is 813-344-4490.

Registration Rights

In connection with the 2015 Offering, we entered into a Registration Rights Agreement, pursuant to which we agreed to file a registration statement with the SEC (the “2015 Registration Statement”) covering (a) the shares of Common Stock issued in the 2015 Offering, (b) the shares of Common Stock issuable upon exercise of the 2015 Placement Agent Warrants, (c) any shares of Common Stock issuable to investors in the 2015 Offering pursuant to the anti-dilution rights described under “Business—The 2015 Offering” above and (d) 1,863,504 additional shares of Common Stock held by two pre-Merger stockholders (the “Registerable Shares”). The 2015 Registration Statement was declared effective by the SEC on October 20, 2015.

With respect to (c) above, we registered 1,896,052 shares, which represents a good faith estimate as to the number of shares which may become issuable upon application of the price protected anti-dilution provision applicable to the shares referenced in (a) above. We cannot predict whether such anti-dilution provision will be triggered or the actual number of shares which would become issuable were such provision to be triggered. If the anti-dilution provision is triggered and the shares registered for that purpose are not sufficient to cover the full amount of shares that will be required to be issued, we will need to file a new registration statement to cover the additional amount.

If (a) the 2015 Registration Statement ceases for any reason to remain effective or the holders of Registrable Shares are otherwise not permitted to utilize the prospectus therein to resell the Registrable Shares for a period of more than fifteen consecutive trading days; or (b) the Registrable Shares are not listed or included for quotation on OTC Markets, Nasdaq, the New York Stock Exchange or NYSE MKT, or trading of the Common Stock is suspended or halted for more than three consecutive trading days, the Company will make payments to each holder of Registrable Shares as monetary penalties at a rate equal to 1% of the 2015 Offering Price per 30-day period for each share affected during the period of such failure; provided, however, that in no event will the aggregate of any such penalties exceed 8% of the 2015 Offering Price per share. No liquidated damages shall accrue after the Registrable Shares may be resold under Rule 144 under the Securities Act or another exemption from registration under the Securities Act.

We must keep the 2015 Registration Statement “evergreen” for two (2) years from the date it is declared effective by the SEC or until Rule 144 is available to the holders of Registrable Shares who are not and have not been affiliates of the Company with respect to all of their Registrable Shares, whichever is earlier.

The holders of Registrable Shares and the stockholders of the Company prior to the Merger (but not holders of the shares issued to the stockholders of Akoustis, Inc., in consideration for the Merger) were given “piggyback” registration rights for such Registrable Shares with respect to any registration statement filed by us following the effectiveness of the 2015 Registration Statement that would permit the inclusion of such shares, subject to customary cutback pro rata in an underwritten offering.

We will have paid or will pay all expenses in connection with any registration obligation provided in the registration Rights Agreement, including, without limitation, all registration, filing, stock exchange fees, printing expenses, all fees and expenses of complying with applicable securities laws, and the fees and disbursements of our counsel and of our independent accountants. Each investor will be responsible for its own sales commissions, if any, transfer taxes and the expenses of any attorney or other advisor such investor decides to employ.

In connection with the 2016 Offering, we entered into a Registration Rights Agreement, pursuant to which we have agreed that promptly, but no later than 90 calendar days from the final closing of the 2016 Offering, held April 16, 2016, the Company will file a registration statement with the SEC (the “2016 Registration Statement”) covering the resale of the shares of Common Stock issued in the 2016 Offering (the “Registrable Shares”). The Company must use its commercially reasonable efforts to ensure that such 2016 Registration Statement is declared effective within 180 calendar days after filing with the SEC. If (a) the Company is late in filing the 2016 Registration Statement, (b) the 2016 Registration Statement is not declared effective within 180 days after the final closing of the 2016 Offering, (c) the 2016 Registration Statement ceases for any reason to remain effective or the holders of Registrable Shares are otherwise not permitted to utilize the prospectus therein to resell the Registrable Shares for a period of more than fifteen consecutive trading days; or (d) the Registrable Shares are not listed or included for quotation on OTC Markets, Nasdaq, the New York Stock Exchange or NYSE MKT, or trading of the Common Stock is suspended or halted for more than three consecutive trading days, the Company will make payments to each holder of Registrable Shares as monetary penalties at a rate equal to 12% of the 2016 Offering Price per annum for each share affected during the period of such failure; provided, however, that in no event will the aggregate of any such penalties exceed 8% of the 2016 Offering Price per share. No liquidated damages shall accrue with respect to any Registrable Shares removed from the 2016 Registration Statement in response to a comment from the staff of the SEC limiting the number of shares of Common Stock which may be included in the 2016 Registration Statement (a “Cutback Comment”) or after the shares may be resold under Rule 144 under the Securities Act or another exemption from registration under the Securities Act.

The Company must keep the 2016 Registration Statement effective until the earlier of (i) two years from the date it is declared effective by the SEC and (ii) the date Rule 144 is available to the holders of Registrable Shares with respect to all of their Registrable Shares without volume or other limitations.

The holders of Registrable Shares (including any shares of Common Stock removed from the 2016 Registration Statement as a result of a Cutback Comment) will have “piggyback” registration rights for such Registrable Shares with respect to up to two registration statements filed by the Company following the effectiveness of the 2016 Registration Statement that would permit the inclusion of such shares, subject to customary cutback pro rata in an underwritten offering.

We will pay all expenses in connection with any registration obligation provided in the registration Rights Agreement, including, without limitation, all registration, filing, stock exchange fees, printing expenses, all fees and expenses of complying with applicable securities laws, and the fees and disbursements of our counsel and of our independent accountants. Each investor will be responsible for its own sales commissions, if any, transfer taxes and the expenses of any attorney or other advisor such investor decides to employ.

The Registration Rights Agreements referred to above are filed as exhibits to this Report. All descriptions of the Registration Rights Agreements herein are qualified in their entirety by reference to the text thereof filed as an exhibit hereto, which is incorporated herein by reference.

Lock-up Agreements and Other Restrictions

In connection with the Merger, each of our executive officers and directors, and each of the stockholders of Akoustis, Inc., who received shares of our Common Stock in the Merger (each a “Restricted Holder”, and, collectively, the “Restricted Holders”), holding at that date in the aggregate 5,734,006 shares of our Common Stock, entered into agreements (the “Lock-Up Agreements”), whereby they are restricted for a period of 24 months after the Merger from certain sales or dispositions of our Common Stock held by them immediately after the Merger, except in certain limited circumstances (the “Lock-Up”).

In addition, each Restricted Holder has agreed in the Lock-Up Agreement that it will not, for a period of 24 months following the Closing Date, directly or indirectly, effect or agree to effect any short sale (as defined in Rule 200 under Regulation SHO of the Exchange Act), whether or not against the box, establish any “put equivalent position” (as defined in Rule 16a-1(h) under the Exchange Act) with respect to the Common Stock, borrow or pre-borrow any shares of Common Stock, or grant any other right (including, without limitation, any put or call option) with respect to the Common Stock or with respect to any security that includes, relates to or derives any significant part of its value from the Common Stock or otherwise seek to hedge its position in the Common Stock.

Recent sales of unregistered securities

Other than as set forth above and as reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC, we have not sold any of our equity securities were not registered under the Securities Act during the period covered by this Report.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this Report. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report.

As the result of the Merger and the change in business and operations of the Company, a discussion of the past financial results of the Company prior to the merger is not pertinent, and under applicable accounting principles the historical financial results of Akoustis, Inc., the accounting acquirer, prior to the Merger are considered the historical financial results of the Company.

The following discussion highlights the results of operations and the principal factors that have affected our financial condition, as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on the audited financial statements contained in this Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The audited financial statements for the year ended March 31, 2016 and the period from May 12, 2014 (inception) through March 31, 2015 contained herein include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these financial statements.

Overview

Akoustis is an early-stage company that designs and manufactures innovative radio frequency (RF) filters enabling the RF front-end (RFFE) of Mobile Wireless devices, such as smartphones. Located between the device’s antenna and its digital backend, the RFFE is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. To construct the resonators that are the building blocks for the RF filter, we have developed a fundamentally new single-crystal acoustic materials and device technology that we refer to as Bulk ONE. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RFFE.

We believe owning the core resonator technology and manufacturing our designs is the most direct and effective means of delivering our solutions to the market. Furthermore, our technology is based upon bulk-mode resonance, which is superior to surface-mode resonance for high band applications and emerging 4G/LTE and WiFi frequency bands. While our target customers utilize or make the RFFE module, several customers lack access to critical high band technology to compete in high band applications and other traditional surface-mode solutions where higher power performance is required. We intend to design and manufacture our RF filter products to multiple mobile phone OEM customers and enable broader competition among the front-end module manufacturers. We plan to operate as a “pure-play” RF filter supplier and align with the front-end module manufacturers who seek to acquire high performance filters to grow their module business.

We have built prototype resonators using our proprietary single crystal materials. We are currently optimizing our Bulk ONE technology to our wafer-manufacturing partner under a joint development agreement (JDA) and a manufacturing agreement. We leverage both federal and state level, non-dilutive research and development (“R&D”) grants to support development and commercialization of our technology. We are developing resonators for 4G/LTE and WiFi bands and the associated proprietary models and design kits required to design our RF filters. Once we have stabilized the wafer process technology, we plan to engage with strategic customers to evaluate first our resonators and then our filter prototypes. Our initial designs will target high band 4G/LTE and WiFi frequency bands. Since Akoustis owns its core technology and controls access to its IP, we can offer several ways to engage with potential customers. First, we can engage with the mobile wireless market providing filters that we design and offer as a standard catalog component to multiple customers. Second, we can start with a customer-supplied filter specification, which we design and fabricate for a specific customer. Finally, we can offer our models and design kits for our customers to design their own filter into our proprietary technology. In July 2014, the Company filed its first US patent applications on its Bulk ONE technology. We currently have seven pending patent applications in the United States as well as one filing for which we have received official notification that claims have been allowed and one additional that was officially published on June 7, 2016. In addition, outside the US we have three pending patent applications and three utility patents awarded. The three awarded patents entered the divisional process and are anticipated to result in up to 3 additional utility patents outside of the United States. The Company will continue to innovate and expand our patent portfolio, and when appropriate, we will look to purchase license(s) that grant access to additional intellectual property that further expands our technical capabilities and/or product offerings.

Akoustis, Inc. was founded on May 12, 2014. In June 2014, our founders and angel investors contributed $530,000 in a series-seed equity financing. Of the $530,000 raised in June 2014, our CEO was the largest investor at $175,000. Furthermore, a firm owned by our CEO (Raytech, LLC) loaned our company $30,000 to assist in purchase of test and measurement equipment required to evaluate the performance of our technology demonstrators. The loan agreement was a 12-month simple interest note. The loan was repaid in full in March 2015

In December 2014, Akoustis, Inc. was awarded its first small business innovative research (“SBIR”) R&D grant with National Science Foundation (“NSF”). The NSF program which increases the incentive and opportunity for startups and small businesses to undertake cutting-edge, high-quality scientific research and development requires that the grantee have full responsibility for the conduct of the project or activity supported and the adherence to the award conditions. The Phase I award, which was a one -year program for $150,000, was followed by a Phase I NSF matching grant in the amount of $50,000 from the State of North Carolina. Subsequently, in May of 2015 Akoustis was awarded the NSF/SBIR Phase Ib grant for an additional $30,000 and we were notified in February 2016 that we had been awarded $738,000 for the NSF/SBIR Phase II grant, a two-year program in February 2016.

We expect to apply for additional R&D grants that support technology innovation in line with our business plan. Our partnership with NSF has strengthened since the start of our engagement and their support has accelerated our technology commercialization as well as funded technical jobs. We have additional opportunities for new grants and matching funds from our current small business program partnership with NSF including the Phase IIb award which has a potential award up to $500,000. We expect to receive notification of the Phase IIb award in late fall or early winter of 2016. There can be no assurance, however, that these grants will be received.

On May 22, 2015, our wholly owned subsidiary, Akoustis Acquisition Corp., a corporation formed in the State of Delaware on May 15, 2015 (“Acquisition Sub”) merged with and into Akoustis, Inc. Akoustis, Inc., was the surviving corporation in the Merger and became our wholly owned subsidiary. All of the outstanding stock of Akoustis, Inc., was exchanged for shares of our Common Stock. In connection with the Merger and pursuant to a Split-Off Agreement, we transferred our pre-Merger assets and liabilities to our pre-Merger majority stockholder, in exchange for the surrender by him and cancellation of 9,854,019 shares of our Common Stock.

We have earned no revenue from operations since inception, and our operations have been funded with capital contributions, grants and debt. We have incurred losses totaling approximately $4.16 million from inception through March 31, 2016. These losses are primarily the result of material and material processing costs associated with developing and commercializing our technology as well as personnel costs combined with professional fees, primarily accounting and legal, as well as costs for D&O insurance. We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid state device technology development as well as engineering of catalog and custom filter designs.

Plan of Operation

We plan to commercialize our technology by designing and manufacturing single band and multi-band solutions that address problems (such as loss, bandwidth, power handling and isolation) created by the growing number of frequency bands in the RFFE of mobile devices to support 4G/LTE and WiFi. First, we plan to develop, by September 2016, a series of single-band low-loss BAW filter designs for 4G/LTE frequency bands, which are dominated by higher loss BAW solutions and cannot be addressed with low band, lower power handling SAW technology. Second, we plan to develop by February 2017 a series of filter solutions that can cover multiple frequency bands. In order to succeed, we must convince mobile phone OEMs and RFFE module manufactures to use our Bulk ONE technology in their modules. However, since there are only two dominant BAW filter suppliers in the industry that have high band technology, and both utilize such technology as a competitive advantage at the module level, we expect customers that lack access to high band filter technology will be open to engage with our pure-play filter company.

We have successfully transferred out Bulk ONE wafer process to our manufacturing partner, GCS. The Bulk ONE process uses a range of single crystal group III-nitride piezoelectric materials, which were fabricated into BAW resonators and characterized at cellular communication frequencies to determine their bandwidth.  On May 23, 2016, we announced an experimental, 3.4 GHz BAW two-port series-configured resonator device with a high K-squared of 12.5% which was modeled near resonance frequency and was constructed from single crystal undoped aluminum nitride (AlN) material.  These resonators, which are the core building blocks enabling BAW RF filters, were fabricated using our patented Bulk ONE process. Technology development efforts continue on wafer and process optimization, specifically, through targeted activities for Q-factor improvements.

GCS has publicly communicated that an offer to purchase their business was made by San'an, one of China's largest LED producers. GCS has communicated that they do not anticipate any change in the status of the Torrance facility and if the transaction closes, the acquiring company may be able to offer Akoustis additional high volume manufacturing capacity (HVM) in Asia to support our future growth in business. We continue to process our wafer lots through GCS Torrance facility and continue to make technical progress on our technology. In parallel, Management is evaluating alternative HVM options.

Once we complete customer validation of our technology, we expect to complete qualification of our Bulk ONE process technology in the second half of 2016 to support a product family of 4G/LTE filter solutions. Once the company has stabilized its process technology in a manufacturing environment, we will target a March 2017 production release of our high band filter products in the frequency range from 1.5GHz to 4.0GHz. The target frequency bands will be prioritized based upon customer priority. We expect this will require recruiting and hiring additional personnel. While we have started discussions with several prospective customers for the design, such discussions are ongoing and may not result in any agreements. We expect to proceed with our plan to develop a family of standard catalog filter designs regardless of the outcome of these discussions.

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

As of June 27, 2016 we have approximately $4.3 million of cash and cash equivalents to fund a majority of the foregoing milestones, for product development to commercialize our technology, research and development, the development of our patent strategy and expansion of our patent portfolio, as well as for working capital and other general corporate purposes. These funds are expected to be sufficient to fund our activities through March of 2017. However, there is no assurance that the Company’s projections and estimates are accurate. Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We anticipate increasing the number of employees to approximately 20 to 25 employees; however, this is highly dependent on the nature of our development efforts and our success in commercialization. We anticipate adding employees for research and development, as well as general and administrative functions, to support our efforts. We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property. We expect capital expenditures to be approximately $650,000 for the purchase of equipment and software during the next 12 months and are currently investigating the feasibility of using government grants to purchase the equipment.

The amounts we actually spend for any specific purpose may vary significantly and will depend on a number of factors including, but not limited to, the pace of progress of our commercialization and development efforts, actual needs with respect to product testing, development and research, market conditions, and changes in or revisions to our marketing strategies. In addition, we may use a portion of any net proceeds to acquire complementary products, technologies or businesses; however, we do not have plans for any acquisitions at this time. We have significant discretion in the use of the net proceeds.

Commercial development of new technology is, by its nature, unpredictable. Although we will undertake development efforts with commercially reasonable diligence, there can be no assurance that our current cash position will be sufficient to enable us to commercialize our technology to the extent needed to create future sales to sustain operations as contemplated herein. If our current cash is insufficient for these purposes, or the Company does not receive anticipated proceeds from research grants or such grant payments are delayed, or the Company experiences costs in excess of estimates to continue its research and development plan, it is possible that the Company would not have sufficient resources to continue as a going concern for the next year, and we will consider other options to continue our path to commercialization, including, but not limited to, additional financing through follow-on stock offerings, debt financing, co-development agreements, curtailment of operations, suspension of operations, sale or licensing of developed intellectual or other property, or other alternatives.

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

Results of Operations

Research and Development expenses consist of costs for technical and engineering personnel as well as other costs to develop and commercialize our technology including materials, material processing, subcontractors, and travel by R&D personnel. Research and Development expenses were $1,222,194 for the year ended March 31, 2016 which was an increase of $977,559 or 399.6%, compared with $244,635 for the period of May 12, 2014 (inception) to March 31, 2015 (“FY 2015”). The increase was due to the ramp up of research and development activity during the Company’s second year of operations. The increased expenditures occurred primarily in areas of R&D personnel costs, stock based compensation, and material costs. Personnel costs increased by $469,310 versus $0 in the comparative period due to the technical and engineering personnel hires made in Fiscal Year (“FY”) 2016, Stock based compensation increased $124,389 over FY 2015 due to new restricted stock awards made to technical and engineering contractors and employees. In addition, FY 2016 material costs of $478,858 were $289,560 or 152.9% higher than the comparative period due to the ramp up of material purchases and material processing costs associated with product development activities.

General and Administrative costs include salaries, wages and benefits for executive and general administrative staff, the costs associated with stock based compensation, professional fees, insurance costs as well as other general costs associated with the administration of the business including the cost of the facility. General and Administrative expenses for the year ended March 31, 2016 were $2,647,800 versus $339,214 for the period of May 12, 2014 (inception) to March 31, 2015. The year over year increase of $2,308,586 or 680.6% was associated with officer and staff personnel costs of $1,057,880 which were higher by $852,096 or 441.1%, due to ramp up of headcount in the Company’s second year of operations. In addition, we incurred professional fees of $550,300, associated with legal, accounting and investor relations functions which were higher over the prior year by $505,757 or 1135.4%. Insurance expense, driven by the cost of Directors and Officers (“D&O”) coverage, was higher year over year by $140,800 or 5620.8%. The increases in both professional fees and D&O insurance were mainly due to the ongoing expense of the Company becoming publicly traded in May 2015. Stock based compensation expense of $512,594 for FY 2016 was $509,077 or 14474.8% higher than FY 2015 as a result of the full year effect of expense for agreements executed in FY 2015 as well as the expense associated with agreements executed in FY 2016. FY 2016 travel expense of $128,253 also increased over the comparative period by $116,096 or 955% due to executive travel to investor conferences and non-deal roadshows, travel associated with the Company going public in May of 2015 as well as meetings with potential customers and strategic partners.

Other Income for FY 2016 totaled $159,167 versus $137,500 recorded in FY 2015, and included grant income of $264,333, which was higher year over year by $126,833 or 92.24%, Grant Income was offset by the loss in fair value of derivatives of $106,994 on warrants issued in the 2015 Offering as a result of the change in stock price from the $1.50 to $2.11, the price per share on the balance sheet date.

The Company recorded a net loss of $3.71 million for the year ended March 31, 2016 as compared to the net loss of $446,349 recorded in FY 2015. The year over year incremental loss of $3.26 million or 731.4% was driven by higher R&D personnel costs, and higher material costs due to the ramp up of research and development activities in the Company’s second year of operation. Additionally, the Company experienced higher year-over-year general and administrative costs for personnel due to the ramp up of support headcount, as well as increased insurance costs and professional fees due to the Company becoming publicly traded in May 2015.

Liquidity and Capital Resources

Financing Activities

We have earned no revenue from operations since inception, and our operations have been funded with the capital contributions, private placement of stock, grants and debt.

Akoustis, Inc. was founded on May 12, 2014. In June 2014, our founders and angel investors contributed $530,000 in a series-seed equity financing. Of the $530,000 raised in June 2014, our CEO was the largest investor at $175,000. Furthermore, a firm owned by our CEO (Raytech, LLC) loaned our company $30,000 to assist in purchase of test and measurement equipment required to evaluate the performance of our technology demonstrators. The loan agreement was a 12-month simple interest note. The loan was repaid in full in March 2015.

In March 2015, Akoustis, Inc. issued convertible notes in exchange for investments of $655,000 by the founders and original angel investors. Of this, $200,000 was invested by our CEO. Also in March 2015 we executed a stock purchase agreement for $35,000 with an investor to offset legal and audit expenses related to the Merger and private placement offering. In April 2015, one of the convertible noteholders converted $10,000 of his convertible note into shares of Akoustis, Inc., Common Stock in order to enable us to qualify for additional matching funds from NSF. As a result, the net note investment remaining was $645,000, which, in accordance with the terms of the convertible notes, converted into Common Stock of the Company on the same terms as the other investors in the Company’s 2015 Offering referred to below, at a conversion price of $1.50 per share.

On May 22, 2015, concurrently with the closing of the Merger, and as a condition to the Merger, we held a closing on a private placement offering in which we sold 3,531,104 shares of our Common Stock, at a purchase price of $1.50 per share. On June 10, 2015, we completed a second and final closing of the private placement offering in which we sold an additional 261,000 shares of Common Stock. In total, we sold an aggregate of 3,792,104 shares of Common Stock. The aggregate gross proceeds from the offerings were $5,688,156 (before deducting placement agent fees and offering expenses of $801,579). See “Description of Business—The 2015 Offering” for additional information.

On March 10, 2016 and April 14, 2016 we held closings of a private placement offering in which we sold in aggregate 2,235,310 shares of our Common Stock at a fixed purchase price of $1.60 per share for aggregate gross proceeds of $3,576,469 before deducting expenses of the offering of $223,198. See “Description of Business—The 2016 Offering” for additional information.

Since inception, we have received $401,833 in funds from NSF/SBIR grants and NC matching funds.

The Company estimates the $4.3 million of cash on hand as of June 27, 2016 and the future receipts from NSF/SBIR grants already awarded will fund its operations through March 31, 2017, As a result, we will need to raise additional capital, through the sale of additional equity securities, through additional grants, or otherwise, to support our future operations. There is no assurance that the Company’s projections and estimates are accurate. Although the Company is actively managing and controlling the Company’s cash outflows to mitigate these risks, these matters raise substantial doubt about the Company’s ability to continue as a going concern.

Balance Sheet and Working Capital

We ended fiscal 2016 with current assets of $2.8 million made up primarily of $2.7 million in cash.

Current Liabilities as of March 31, 2016 were $367,290 and decreased year over year by $346,149 or 48.52%. The decrease was the net effect of an increase of $308,851 in accounts payable and accrued expenses ($367,290 as of March 31, 2016) offset by a decrease of $655,000 in convertible notes. The convertible notes were converted to stock at the time of the reverse merger and the concurrent private placement offering in May of 2015. The FY 2016 increase in accounts payable and accrued expenses was attributable to the increase in current liabilities associated with the ramp up of research and development activities as well as an increase in personnel and administrative costs in the Company’s second year of operation.

Long-term liabilities totaled $313,709 versus $0 as of March 31, 2016 and represent derivative liabilities resulting from the issuance of placement agent warrants pursuant to the public offerings in May and June 2015. There were no warrants associated with the first close of the 2016 offering, held March 10, 2016. The second close of the 2016 Offering was held on April 13, 2016 (in the first quarter of FY 2017) and had associated placement agent warrants of 153,713.

Stockholder’s Equity was $2.4 million as of March 31, 2016 and increased by $2.3 million over March 31, 2015. We saw increases in Paid in Capital associated with the following: (1) Net proceeds of $4.2 million for the 2015 Offering, (2) First close of 2016 Offering held on March 10, 2016 for net proceeds of $769,687, (3) The conversion of convertible notes to Common Stock for $654,563 in May 2015, (4) The issuance of 829,200 shares of Common Stock to consultants in lieu of cash valued at $538,599. These aforementioned increases in Paid in Capital were offset by the issuance of broker warrants in the 2015 private placement offer valued at $206,715 (324,650 shares). The overall increase in Paid in Capital was offset by the higher year over year net loss of $3.7million.

Working capital as of March 31, 2016 was $2.47 million, and $2.44 million better than the prior fiscal year. The primary source of the additional working capital were funds raised in the 2015 Offering (net proceeds of $4.2 million) and the first closing of the 2016 Offering (net proceeds of $769,687).

Cash Flow Analysis

Operating activities used cash of $2.8 million in FY 2016 and $433,065 for the period of May 12, 2014 (inception) to March 31, 2015. The increase in cash use is attributable to the ramp of the Company’s activities in the development and commercialization of its technology (R&D personnel and material costs), higher spend on General and administrative costs for support personnel and stock based compensation as well as cost for professional fees and D&O Insurance, that were mainly the result of the company becoming publicly traded in May of 2015.

Investing activities used cash of $179,830 in FY 2016 as compared to $99,197 for the period of May 12, 2014 (inception) to March 31, 2015. FY 2016 investing activities included fixed asset purchases $143,433, mainly research and development equipment, as well as $36,397 spent on legal costs specifically related to the development of our intellectual property consisting of patents and licensing agreements, etc.

Financing activities provided cash of $5.0 million, $3.8 million higher than the period of May 12, 2014 (inception) to March 31, 2015, as the result of the 2015 private placement offering and the first close of the 2016 offering.

Off-Balance Sheet Transactions

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2016.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited consolidated financial statements as of, and for the year ended, March 31, 2016, and for the period from May 12, 2014 (inception) through March 31, 2015, are included beginning on Page F-1 immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

An evaluation was conducted under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 in Internal Control Integrated Framework. Based on that evaluation under this framework, our management concluded that our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding our current executive officers and directors.

Name	Age	Position	Date Named to Board of Directors/as Executive Officer

Arthur E. Geiss	63	Co-Chairman of the Board	May 22, 2015
Jerry D. Neal	71	Co-Chairman of the Board	May 22, 2015
Jeffrey B. Shealy	47	Chief Executive Officer; Director	May 22, 2015
David M. Aichele	50	Vice President of Business Development	May 22, 2015
Mark Boomgarden	48	Vice President of Operations	May 22, 2015
Cindy C. Payne	56	Chief Financial Officer	May 22, 2015
Steven P. DenBaars	53	Director	May 22, 2015
Jeffrey K. McMahon	45	Director	May 22, 2015

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

Executive officers are appointed by the Board of Directors and serve at its pleasure.

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Arthur E. Geiss, Co-Chairman of the Board, is currently the manager of AEG Consulting, LLC. AEG Consulting offers guidance concerning manufacturing, operations, and process development to technology companies. Prior to establishing AEG Consulting, Mr. Geiss served as VP Wafer Fab Operations at RFMD (now Qorvo, Inc.). He was responsible for the start-up and operations of Gallium Arsenide epitaxial-growth and wafer-fabrication. Previous to RFMD, Mr. Geiss held management positions with Alpha Industries, Inc. (purchased by Skyworks Solutions, Inc.) and before that at ITT Gallium Arsenide Technology Center (purchased by Cobham plc). At both companies he was responsible for process and device development and wafer fabrication operations. Prior to these, Mr. Geiss held a research position at the Xerox Palo Alto Research Center (now PARC, Inc.). At PARC he investigated the structure of vitreous materials and amorphous thin-films using Raman spectroscopy. Mr. Geiss has served as a Member of the Executive Committee of the IEEE GaAs IC Symposium (now CSICS) and as a Member of the Executive Committee of the GaAs Manufacturing Technology Conference (now CS Mantech). He has numerous patents and publications on electronic devices, processing, and manufacturing. Mr. Geiss earned a B.S. degree at Lafayette College and M.S. and Ph.D. degrees at Brown University, all in physics. We believe that Mr. Geiss adds value to our Board of Directors based on his extensive experience with technology companies, his executive leadership and management experience and his research background.

Jerry D. Neal, Co-Chairman of the Board, founded RF Micro Devices Inc. (now, Qorvo, Inc.) in 1991 and served as its Executive Vice President of Marketing and Strategic Development from January 2002 to May 31, 2012. Dr. Neal served as a Vice President of Marketing of RF Micro Devices Inc., from May 1991 to January 2000 and its Executive Vice President of Sales, Marketing and Strategic Development from January 2000 to January 2002. Prior to joining RF Micro Devices Inc., he was employed for 10 years with Analog Devices, Inc., including Marketing Engineer, Marketing Manager and Business Development Manager. Dr. Neal also founded Moisture Control Systems for the production of his patented electronic sensor for measurement of soil moisture for research, which was later sold to Hancor, Inc. He has been a Director of Jazz Semiconductor, Inc. since November 2002. Dr. Neal served as a Director of RF Micro Devices Inc. from February 1992 to July 1993. He also held various positions in Hewlett-Packard. Dr. Neal received his Associate’s Degree in Electrical Engineering from Gaston Technical Institute and North Carolina State University and his doctor of business management degree from Southern Wesleyan University. We believe that Mr. Neal adds value to our Board of Directors based on his extensive executive leadership and management experience and his sales, marketing and product development background.

Jeffrey B. Shealy is our CEO and a Director. He has over 20 years’ experience in RF/Wireless focused on building businesses around solid-state materials and electron device innovation. He spent 13 years at RF Micro Devices, Inc. (now Qorvo) as Vice-President and General Manager. Mr. Shealy is a Howard Hughes Doctoral Fellow and spent 7 years with Hughes Electronics at Hughes Research Labs (now HRL Labs) and Hughes Network Systems (now Hughes). He founded two previous high-tech start-up ventures including RF Nitro (acquired by RFMD in 2001) and Avogy, Inc (a Khosla Ventures company). Mr. Shealy holds an MBA degree from Wake Forest University, Master of Science and Doctorate degrees in Electrical and Computer Engineering from University of California at Santa Barbara (UCSB), and a Bachelor’s of Science degree in Electrical and Computer Engineering from NC State University. We believe that Mr. Shealy adds value to our Board of Directors based on his intimate knowledge of our business plans and strategies, his experience with high tech startup ventures and his years of experience in the RF/Wireless industry.

David M. Aichele is Vice President of Business Development responsible for leading the sales and marketing efforts of the company. Dave joined the company in May 2015, bringing over 20 years of international sales, business development, and marketing experience with him. Prior to Akoustis, Dave was EVP Sales & Marketing for T1Visions, a high tech software start-up company achieving 2014 INC 500 fasting growing private companies in US. Dave held Director positions at RFMD (previously Qorvo), where he was responsible for the business development and launch of new RF semiconductor products targeting the cellular market, and senior management positions at Tessera and TE Connectivity, where he led business development and sales teams. Dave holds a BSEE from Ohio University and an MBA from the Leeds School of Business at the University of Colorado.

Mark D. Boomgarden is Vice President of Operations and has over 20-years of experience in high-technology companies, to include high-volume manufacturing of wafer-based products, licensing and technology transfer, research and development, mergers and acquisitions, and new-company formation. He has held key leadership roles in operations, engineering and business development, to include both domestic and international companies. Prior to Akoustis, Mark served as Vice President and General Manager at DigitalOptics Corporation, a wholly owned subsidiary of Tessera Technologies, Inc. (Nasdaq: TSRA). He joined DigitalOptics from Tessera North America, where he served as General Manager of their wafer-level optics division and as Vice President of their wafer-based camera business for mobile-phones. Prior to Tessera, Mark worked in various operations and engineering leadership positions with Digital Optics (private company) and Alcatel. Mark holds a BSEE from the University of North Carolina at Charlotte (UNCC). He is a past Chairman of the Electrical and Computer Engineering (ECE) Advisory Board at UNCC, a founding Board Member of the Energy Production and Infrastructure Center (EPIC), and a current board member of Koyr and CLT Joules. Mark is a veteran of the United States Navy Submarine Force, US Atlantic Fleet.

Steven P. DenBaars is a Professor of Materials and Co-Director of the Solid-State Lighting Center at UC Santa Barbara. Professor DenBaars joined UCSB in 1991 and currently holds the Mitsubishi Chemical Chair in Solid State Lighting and Displays. Prof. DenBaars has been in the LED business for over 25 years starting with his prior work at Hewlett-Packard Optoelectronics division in 1988 and involvement in over 2 LED startups. Specific research interests include growth of wide-band gap semiconductors (GaN based), and their application to Blue LEDs and lasers and energy efficient solid state lighting. This research has led to over 759 scientific publications and over 168 U.S. patents on electronic materials and devices. He has been awarded a NSF Young Investigator award, Young Scientist Award of the ISCS, is an IEEE Fellow, IEEE Aron Kressel Award, Visiting Professor at Nanyang Technological University (NTU), Singapore, and the Institute for Advanced Studies (IAS) HKUST. He was recently elected to the National Academy of Engineering (2012), and elected Fellow of the National Academy of Inventors (2014). We believe that Professor DenBaars adds value to our Board of Directors based on his years of experience in the LED industry and his extensive research involving wide-based gap semiconductors and their application to high power electronic devices.

Jeffrey K. McMahon is a Managing Director with North Highland, a global management consulting firm, and is currently the Market Lead for North Highland’s largest market. He has an extensive background in business and information technology consulting in the financial services, energy, and telecommunications industries. He has 20 years of experience helping Fortune 100 companies drive revenue, optimize processes, improve customer experience and manage risk. His areas of expertise include marketing, strategy articulation and realization, strategic execution, business process management and merger integration. Prior to joining North Highland, Mr. McMahon was a Manager in Accenture’s process practice area. Mr. McMahon received a Bachelor of Science degree in Civil Engineering from North Carolina State University. We believe that Mr. McMahon adds value to our Board of Directors based on his extensive experience in business and technology consulting and his marketing and strategization expertise.

Cindy C. Payne joined us in 2015 as CFO and Treasurer, bringing over 20 years of experience in financial management. Ms. Payne most recently served as the CFO for Amerock LLC, a private equity owned hardware distributor in Mooresville, NC. Prior to joining Amerock, Ms. Payne held the position of CFO for Tolt Service Group, a private equity owned technology services provider, from 2010 until the company’s sale in 2014. Her experience prior to Tolt included the role of Director of Financial Planning and Analysis in the Soft Trim Division of International Automotive Components, a Tier I supplier to the automotive industry and the role of Controller of NewBold Corporation. NewBold Corporation, located in the Roanoke, Virginia area, offers both manufactured products and technology services to retail and healthcare markets. Ms. Payne graduated Magna Cum Laude from Western Carolina University with a Bachelor of Science in Business Administration and is a Certified Public Accountant, licensed in the state of Virginia.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Nevertheless, our Board has determined that Messrs. Geiss, McMahon and Neal are independent directors under the applicable standards of the SEC and The Nasdaq Stock Market. (Our stock is not listed on The Nasdaq Stock Market or any securities exchange.)

Family Relationships

There are no family relationships among our Directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

•	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board Committees

Our Board has appointed an advisory compensation committee consisting of Messrs. Geiss, McMahon, Neal and Shealy to make compensation recommendations to full Board for approval. No specific authority of the Board has been delegated to this committee, and it has no charter.

The Board currently has not established any other committees. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future.

We do not have an audit committee or audit committee charter. The entire Board of Directors oversees our audits and auditing procedures. The Board of Directors has at this time not determined whether any director is an “audit committee financial expert” within the meaning of Item 407(d)(5) for SEC regulation S-K.

We do not have a nominating committee or a nominating committee charter. Further, have not adopted a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our board and the scope of our operations, we believe it is not practical for our Board to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Compensation Committee Interlocks and Insider Participation

No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as director of the Company during the fiscal year ended March 31, 2016.

Code of Ethics

The Company currently has not adopted a written code of ethics.

Stockholder Communication with the Board

Stockholders may communicate with the Board of Directors, members of particular committees or individual directors, by sending a letter to such persons in care of our Chief Executive Officer at our principal executive offices. The Chief Executive Officer has the authority to disregard any inappropriate communications or to take other appropriate actions with respect to any inappropriate communications. If deemed an appropriate communication, the Chief Executive Officer will submit the correspondence to the Chairman of the Board or to any committee or specific director to whom the correspondence is directed. Procedures for sending communications to the Board of Directors can be found on our website at www.akoustis.com. Please note that all such communications must be accompanied by a statement of the type and amount of our securities that the person holds; any special interest, meaning an interest that is not derived from the proponent's capacity as a shareholder, of the person in the subject matter of the communication; and the address, telephone number and e-mail address, if any, of the person submitting the communication.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years indicated to (i) all individuals that served as our or Akoustis’ principal executive officer or acted in a similar capacity for us at any time during the most recent fiscal year indicated; (ii) the two most highly compensated executive officers who were serving as executive officers of us or Akoustis at the end of the most recent fiscal year indicated; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of ours or Akoustis at the end of the most recent fiscal year indicated. The compensation described in the table does not include medical, group life insurance, or other benefits which are available generally to all of our salaried employees.

Name & Principal Position	Fiscal Year ended July31,	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation($)(4)	Total ($)
Ivan Krikun,	2015	-	-	-	-	-	-	-
CEO (3)	2014 (1)	-	-	-	-	-	-	-

	Fiscal Year ended March 31,
Jeffrey Shealy,	2016	150,000	30,000	-	-	-	27,309	207,309
CEO	2015	130,602	-	-	-	-	12,434	143,036

Mark Boomgarden.	2016	117,692	13,600	67,450	-	-	36,334	235,076
VP of Operations	2015	-	-	-	-	-	14,384	14,384

Cindy Payne,	2016	114,327	13,775	217,500	-	-	12,052	357,654
Chief Financial Officer	2015	-	-	-	-	-	-	-

Dave Aichele,	2016	121,876	13,600	165,000	-	-	23,187	323,663
VP of Business Development	2015	-	-	-	-	-	-	-

(1)	Bonus expense represents amount accrued as of March 31, 2016, for the fiscal year 2016 bonus period. The amounts were paid in May 2016.

(2)	See Note 10 to the Consolidated Financial Statements included in this Report for a discussion of the assumptions made in the valuation of stock awards and option awards.

(3)	On May 22, 2015, Ivan Krikun resigned as our CEO and director.

(4) Other compensation is broken down by each executive below:

Name & Principal Position	Fiscal Year ended July31,	Healthcare, & Life Insurance ($) (a)	401K Contribution ($) (b)	Contractor Compen- sation($)	Total ($)
Ivan Krikun,	2015	-	-	-	-
CEO	2014	-	-	-	-

	Fiscal Year ended March 31,
Jeffrey Shealy,	2016	22,232	5,077	-	27,309
CEO	2015	12,434	-	-	12,434

Mark Boomgarden,	2016	18,681	4,603	13,050	36,334
VP of Operations (c )	2015	-	-	14,384	14,384

Cindy Payne,	2016	7,590	4,462	-	12,052
Chief Financial Officer	2015	-	-	-	-

Dave Aichele,	2016	18,584	4,603	-	23,187
VP of Business Development	2015	-	-	-	-

(a)	Healthcare costs include employer paid medical, dental, and vision. Employer paid life insurance is included and was less than $100.00 annually per executive for the fiscal year ended March 31, 2016.

(b)	Effective June 1, 2015, we established a 401(k) retirement savings plan, with an employer matching contribution, for all employees. We have no other plans in place and have never maintained any other plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

(c)	Mr. Boomgarden performed services for Akoustis, Inc., under an independent contractor agreement.

Except as indicated below, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

Outstanding Equity Awards at Fiscal Year-End

We have one compensation plan approved by our stockholders, the 2015 Plan. See “Market For Common Equity and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” below for a description of the 2015 Plan.

The following table provides information about equity awards granted to officers of Akoustis, Inc., who are our Named Executive Officers that were outstanding as of the end of Akoustis, Inc.’s last fiscal year ended March 31, 2016.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Options Exercise Price ($)	Options Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jeffrey Shealy, CEO (1)	-	-	-	-	-	-	-	-	-
Mark Boomgarden, VP of Operations (2)	-	-	-	-	-	155,682	328,490	-	-
Dave Aichele, VP of Business Development (2)	-	-	-	-	-	110,000	232,100	-	-
Cindy Payne, Chief Financial Officer (2)	-	-	-	-	-	145,000	305,950	-	-

(1) Mr. Shealy has no outstanding option or stock awards.

(2) Reflects stock options and stock awards granted by Akoustis, Inc. and share value of $2.11 as of March 31, 2016.

Options were granted under our 2015 Plan following the Merger to each of our four non-employee directors to purchase 40,000 shares of our Common Stock, with an exercise price of $1.50 per share, vesting in equal annual installments over four years and exercisable until May 22, 2025.

Employment Agreements

On June 15, 2015, we entered into a three-year employment agreement with our Chief Executive Officer, Jeffrey B. Shealy. After the initial three-year term, the agreement will be automatically renewed for successive one-year periods unless terminated by either party on at least 30 days’ written notice prior to the end of the then-current term. Mr. Shealy’s annual base salary is $150,000 and is subject to increase or decrease on each anniversary as determined by our Board of Directors. Mr. Shealy is eligible, at the discretion of our Board of Directors, to receive an annual cash bonus of up to 100% of his annual base salary, which may be based on us achieving certain operational, financial or other milestones (the “Milestones”) that may be established by our Board of Directors. Mr. Shealy is entitled to receive stock options or other equity incentive awards under the 2015 Plan as and when determined by the Board, and is entitled to receive perquisites and other fringe benefits that may be provided to, and is eligible to participate in any other bonus or incentive program established by us, for our executives. Mr. Shealy and his dependents are also entitled to participate in any of our employee benefit plans subject to the same terms and conditions applicable to other employees. Mr. Shealy will be entitled to be reimbursed for all reasonable travel, entertainment and other expenses incurred or paid by him in connection with, or related to, the performance of his duties, responsibilities or services under his employment agreement, in accordance with policies and procedures, and subject to limitations, adopted by us from time to time.

In the event that Mr. Shealy is terminated by us without Cause (as defined in his employment agreement) or he resigns for Good Reason (as defined in his employment agreement) during the term of his employment, Mr. Shealy would be entitled to (x) an amount equal to his annual base salary then in effect (payable in accordance with the Company’s normal payroll practices) for a period of 24 months commencing on the effective date of his termination (the “Severance Period”) (in the case of termination by the executive for Good Reason, reduced by any cash remuneration paid to him because of any other employment or self-employment during the Severance Period), and (y) if and to the extent the Milestones are achieved for the annual bonus for the year in which the Severance Period commences (or, in the absence of Milestones, our Board of Directors has, in its sole discretion, otherwise determined an amount of Mr. Shealy’s annual bonus for such year), an amount equal to such annual bonus pro-rated for the portion of the performance year completed before Mr. Shealy’s employment terminated, (z) any unvested stock options, restricted stock or similar incentive equity instruments will vest immediately. For the duration of the Severance Period, Mr. Shealy will also be eligible to participate in our benefit plans or programs, provided Mr. Shealy was participating in such plan or program immediately prior to the date of employment termination, to the extent permitted under the terms of such plan or program (collectively, the “Termination Benefits”). If Mr. Shealy’s employment is terminated during the term by us for Cause, by Mr. Shealy for any reason other than Good Reason or due to his death, then he will not be entitled to receive the Termination Benefits, and shall only be entitled to the compensation and benefits which shall have accrued as of the date of such termination (other than with respect to certain benefits that may be available to Mr. Shealy as a result of a Permanent Disability (as defined in his employment agreement).

On June 15, 2015, we also entered into an employment agreement with each of David M. Aichele, our Vice President of Business Development, Mark Boomgarden, our Vice President of Operations, and Cindy C. Payne, our Chief Financial Officer. Each of these employment agreements has substantially the same terms as that of Mr. Shealy described above, except as follows:

	Term	Base Salary	Eligible Bonus % of Base Salary	Severance Period
David M. Aichele	2 years	$136,000	50%	6 months
Mark Boomgarden	2 years	$136,000	50%	6 months
Cindy C. Payne	2 years	$145,000	50%	6 months

In addition, in accordance with each such employment agreement, each of these executives received a restricted stock award under our 2015 Equity Incentive Plan (the “2015 Plan”), for the number of shares of the Company’s common stock shown below. These restricted stock awards are subject to a repurchase option in favor of the Company that lapses over a four-year period, as follows: the repurchase option on 50% of the shares will lapse at the end of two years from date of issuance, and the repurchase option on 25% of the shares will lapse at the end of each of the third and fourth years from date of issuance.

Number of Shares of Restricted Stock
David M. Aichele	110,000
Mark Boomgarden	38,000
Cindy C. Payne	145,000

Under the terms of the 2015 Plan, in the event of a merger or Change in Control (as defined in the 2015 Plan) of the Company, each outstanding restricted stock award will be treated as the Administrator (as defined in the 2015 Plan) determines, including that each such award will be assumed or an equivalent option or right substituted by the successor corporation. The Administrator will not be required to treat all awards similarly in the transaction. In the event that the successor corporation does not assume or substitute for the award, all restrictions on the restricted stock will lapse.

Restricted Stock Agreements

Akoustis, Inc., entered into, and upon the Merger the Company assumed, restricted stock purchase agreements with each of Steve DenBaars, Mark Boomgarden and Arthur Geiss pursuant to which Akoustis, Inc., issued to each of those individual a number of shares of Akoustis, Inc., Common Stock, which in the Merger were exchanged for shares of our Common Stock as shown below. The Company has the right to repurchase some or all of such shares upon termination of the individual’s service with the Company, whether voluntary or involuntary, for 60 months from the date of termination. 25% of Mr. Geiss’ shares were released from the repurchase option on June 16, 2015, and an additional 1/48th of the shares shall be released from the repurchase option on the last day of each month thereafter, until all shares are released from the repurchase option; provided, that such scheduled releases from the repurchase option will immediately cease as of the termination of service. During the year ended March 31, 2016, the Company amended the original restricted stock agreements for certain award recipients including Messrs. DenBaars and Boomgarden. According to the amendment, 75% of the shares as to which the repurchase option had not lapsed as of September 30, 2015, shall be released from the repurchase option on the third anniversary of the original effective date of the agreement. The remaining 25% of the shares shall be released from the repurchase option on the fourth anniversary of the original effective date, provided, that such scheduled releases from the repurchase option will immediately cease as of the termination of service.

The numbers of shares subject to these repurchase agreements as of June 27, 2016 are:

Steve DenBaars	44,562

Mark Boomgarden	115,454

Arthur Geiss	13,672

Director Compensation

We believe that our director compensation policy aligns the interest of our non-employee directors with that of our shareholders by compensating each such director with stock option grants. Each director upon commencement of his or her service receives an option to purchase 40,000 shares of Common Stock, which vests over four years in equal annual installments, subject to continuation of service as a director. Our policy also is to reimburse these directors for reasonable out-of-pocket expenses related to their role on our board.

The table below summarizes all compensation received by each of the Company’s and Akoustis, Inc.’s non-employee directors for services as a director performed during Akoustis, Inc.’s fiscal year ended March 31, 2016.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Ivan Krikun (1)	-	-	-	-	-	-	-
Lora Shealy (2)	-	-	-	-	-	-	-

(1)	Mr. Krikun resigned as a director of the Company on May 22, 2015.
(2)	On May 22, 2015, Lora Shealy resigned as a director of Akoustis, Inc. Ms. Shealy received no compensation for services as director of Akoustis, Inc., but received other compensation for services rendered to Akoustis, Inc., totaling $13,885.

Options to purchase 40,000 shares of our Common Stock were granted under our 2015 Plan following the Merger to each of our four non-employee directors, with an exercise price of $1.50 per share, vesting in equal annual installments over four years and exercisable until May 22, 2025.

See “—Restricted Stock Agreements” above for information about the restricted stock purchase agreements between the Company and each of Steve DenBaars and Arthur Geiss.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after June 27, 2016 (the “Determination Date”) are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our Common Stock indicated as beneficially owned by them.

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of the Determination Date by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Merger, to our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

The address for each director and executive officer named in the table is c/o Akoustis Technologies, Inc., 9805 Northcross Center Court, Suite H, Huntersville, NC 28078.

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)(2)	Percent of class (3)

Jeffrey B. Shealy, Chief Executive Officer, Director	3,430,586	22.2%
David M. Aichele, Vice President of Business Development (4)	116,250	*
Mark Boomgarden, Vice President of Operations (5)	223,291	1.4%
Cindy C. Payne, Chief Financial Officer (6)	154,375	1.0%
Steven P. DenBaars, Director (7)(8)	253,858	1.6%
Arthur E. Geiss, Director, Co-Chairman of the Board (7)(9)	44,306	*
Jeffrey K. McMahon, Director (7)	519,888	3.4%
Jerry D. Neal, Director, Co-Chairman of the Board (7)	135,000	*
All directors and executive officers as a group (8 persons)	4,877,554	31.5%

Mark Tompkins App 1, Via Guidino 23 Lugano 6900, Switzerland	2,385,706	15.4%

  *Less than 1%

(1)	Unless otherwise indicated in the table, the address for each person named in the table is c/o Akoustis Technologies, Inc., 9805 Northcross Center Court, Suite H, Huntersville, NC 28078.

(2)	Unless otherwise indicated in the table, the shares are held directly by the beneficial owner.

(3)

Applicable percentage ownership is based on 15,459,315 shares of Common Stock outstanding as of the Determination Date, together with securities exercisable for or convertible into shares of Common Stock within 60 days after the Determination Date, for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(4)	Includes 110,000 restricted shares that Mr. Aichele received subject to a repurchase option. See “Executive Compensation— Employment Agreements.”

(5)	Includes 200,041 restricted shares that Mr. Boomgarden has received that are subject to repurchase options. See “Executive Compensation— Employment Agreements” and “Executive Compensation— Restricted Stock Agreements.”

(6)	Includes 145,000 restricted shares that Ms. Payne has received that are subject to a repurchase option. See “Executive Corporation – Employment Agreements.”

(7)	Includes 10,000 shares of Common Stock issuable upon exercise of an option that vested in May 2016 and is exercisable until May 22, 2025, but does not include 30,000 shares of Common Stock issuable upon exercise of an option that vests in equal annual installments over three years commencing May 22, 2017, also exercisable until May 22, 2025.

(8)	Includes 45,911 shares subject to a repurchase option. See “Executive Compensation— Restricted Stock Agreements.”

(9)	Includes 17,216 shares subject to a repurchase option. See “Executive Compensation— Restricted Stock Agreements.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

SEC rules require us to disclose any transaction or currently proposed transaction in which the Company is a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000.00 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons.

The descriptions set forth above under the captions “Business—Merger Agreement,” “—Split-Off,” “—The 2015 Offering” and “—The 2016 Offering”; “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans,” “—Registration Rights” and “—Lock-up Agreements and Other Restrictions”, and “Executive Compensation—Director Compensation” and “—Employment Agreements” are incorporated herein by reference.

Of the $530,000 raised by Akoustis, Inc., in June 2014, our CEO, Jeffrey Shealy, was the largest investor at $175,000. Mr. Shealy also purchased $200,000 principal amount of Akoustis, Inc., convertible notes in March 2015. In addition, Mr. Shealy participated in the 2015 Offering, purchasing 134,000 shares of Common Stock for an aggregate purchase price of $201,000 (of which $200,000 was paid by conversion of the convertible note). Mr. Shealy also participated in our 2016 Offering, purchasing 93,750 shares of Common Stock for an aggregate purchase price of $150,000.

Furthermore, a firm owned by our CEO (Raytech, LLC) loaned Akoustis, Inc., $30,000 to assist in purchase of test and measurement equipment required to evaluate the performance of our technology demonstrators. The loan was a 12-month simple interest note and was repaid in full in March 2015.

Steven P. DenBaars, Akoustis, Inc.’s Director since May 12, 2014, and our Director since May 22, 2015, participated in the $530,000 equity financing of Akoustis, Inc., in June 2014 by investing $50,000. Prof. DenBaars participated in the 2015 Offering, purchasing 17,000 shares of Common Stock for an aggregate purchase price of $25,500.

Mark Boomgarden, our Vice President of Operations since May 18, 2015, participated in the 2015 Offering, purchasing 17,000 shares of Common Stock for an aggregate purchase price of $25,500 and participated in the 2016 Offering, purchasing 6,250 shares of Common Stock for an aggregate purchase price of 10,000.

Furthermore, Mark Boomgarden from May 14, 2015 (inception) to May 18, 2016 received payments for consulting services of $27,426 for Akoustis, Inc. under an independent contractor agreement before becoming an employee on May 18, 2015.

Jeffrey K. McMahon, our Director since May 22, 2015, participated in the $530,000 equity financing of Akoustis, Inc., in June 2014 by investing $100,000. Mr. McMahon also purchased $225,000 principal amount of Akoustis, Inc., convertible notes in March 2015. Mr. McMahon, at Akoustis, Inc.’s request and to qualify Akoustis, Inc. for an NSF matching award in April 2015, purchased 21 shares of Akoustis, Inc.’s Common Stock pre-Merger (6,806 shares of our Common Stock post-Merger) for an aggregate purchase price of $10,000 paid by partial conversion of the convertible note. In addition, Mr. McMahon participated in the 2015 Offering, purchasing 144,000 shares of Common Stock for an aggregate purchase price of $216,000 (of which $215,000 was paid by conversion of the convertible note). Mr. McMahon also participated in the 2016 Offering, purchasing 35,000 shares of Common Stock for $56,000.

James R. Shealy, brother of our CEO Jeffrey B. Shealy, participated in the $530,000 equity financing of Akoustis, Inc., in June 2014 by investing $80,000. Prof. Shealy also purchased $130,000 principal amount of Akoustis, Inc., convertible notes in March 2015. Prof. Shealy participated in the 2015 Offering, purchasing 90,000 shares of Common Stock for an aggregate purchase price of $135,000 (of which $130,000 was paid by conversion of the convertible note).

Michael J. Shealy, brother of our CEO Jeffrey B. Shealy, participated in the 2015 Offering, purchasing 100,000 shares of Common Stock for an aggregate purchase price of $150,000.

Mark Tompkins, who beneficially owned approximately 15.4% of our Common Stock as of June 27, 2016, participated in the 2015 Offering, purchasing 135,000 shares of Common Stock for an aggregate purchase price of $202,500 and participated in the 2016 Offering purchasing 250,000 shares of Common Stock for $400,000. Mr. Tompkins is also a party the Registration Rights Agreement with respect to all of his shares.

Jerry Neal, our Director since May 22, 2015 and Co-Chairman since May 11, 2016 participated in the 2016 Offering, purchasing 125,000 shares of Common Stock for an aggregate purchase price of $200,000.

Arthur Geiss, our Director since May 22, 2015 and Co-Chairman since May 11, 2016 participated in the 2016 Offering, purchasing 10,000 shares of Common Stock for an aggregate purchase price of $16,000.

Furthermore, AEG consulting, a firm owned by Arthur Geiss received $9,462.50 and $3,462.50 for consulting fees for fiscal years ended March 31, 2016 and March 31, 2015, respectively

Cindy Payne, our Chief Financial Officer since June 15, 2015, and Dave Aichele, our VP of Business Development since May 6, 2015, participated in the 2016 Offering. Cindy Payne purchased 9,375 of Common Stock for an aggregate purchase price of $15,000 while Mr. Aichele purchased 6,250 shares of Common Stock for an aggregate purchase price of $10,000.

In March 2016, the Company purchased inventory from Big Red LLC (“Big Red”), a company formed by our CEO, Jeff Shealy, Richard Shealy, the brother of the Company’s CEO, Mark Boomgarden, VP of Operations and Greenstone, LLC. The transaction for $44,000 was executed so that the Company could pursue commercialization of the amplifier inventory purchased. The Company will utilize this inventory and related technology to process and sell the amplifiers. Jeff Shealy and Mark Boomgarden assigned their interests in “Big Red” to other parties in March of 2016.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered for the fiscal years ended March 31, 2016 and 2015, are set forth in the table below:

Fee Category	Fiscal year ended March 31, 2016	Period from May 12, 2014 (inception) through March 31, 2015
Audit fees (1)	$98,107	$31,629
Audit related fees (2)	26,583	-
Tax fees (3)	34,037	-
All other fees	-	-

Total fees	$158,727	$31,629

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit related fees are related to the review of the Registration Statement and S-1 filing for the 2015 Offering and review of 8K filing.

(3)	Tax fees consist of fees billed for tax return preparation.

Pre-Approval Practice

At this time, our Board does not have an Audit Committee. The members of our Board of Directors are directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged by us for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such registered public accounting firm must report directly to the members of our Board of Directors.  The members of our Board of Directors must approve in advance all audit, review and attest services and all permissible non-audit services (including, in each case, the engagement fees therefore and terms thereof) to be performed by our independent auditors, in accordance with applicable laws, rules and regulations.

Our Board of Directors selected Marcum LLP as our independent registered public accountants for purposes of auditing our financial statements for the year ended, March 31, 2016, and for the period from May 12, 2014 (inception) through March 31, 2015.  Marcum LLP was pre-approved by the Board to perform these audit services for us prior to its engagement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The consolidated financial statements of Akoustis Technologies, Inc., and subsidiary are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following exhibits are being filed with this Annual Report on Form 10-K:

The agreements included (or incorporated by reference) as exhibits to this registration statement, may contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. We will provide additional disclosure regarding such agreements to the extent that we are or become aware of the existence of any material facts that are required to be disclosed under federal securities law and that might otherwise contradict the representations and warranties contained in the agreements and will update such disclosure as required by federal securities laws. Additional information about us may be found elsewhere in this registration statement and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of May 22, 2015, by and among the Registrant, Acquisition Sub and Akoustis, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on For 8-K filed with the Securities and Exchange Commission on May 29, 2015)

3.1	Articles of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrants’ Registration Statement on Form S-1 filed with the SEC on January 21, 2014)

3.2	Certificate of Amendment of Articles of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2015)

3.3	Certificate of Merger of Acquisition Sub with and into Akoustis, Inc., filed May 22, 2015 (incorporated by reference from Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

3.4	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.1	Split-Off Agreement, dated as of May 22, 2015, by and among the Registrant, Danlax Enterprise Corp. and Ivan Krikun (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

Exhibit Number	Description

10.2	General Release Agreement, dated as of May 22, 2015, by and among the Registrant, Danlax Enterprise Corp. and Ivan Krikun (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.3	Indemnification Shares Escrow Agreement, dated as of May 22, 2015, by and among the Registrant, Jeffrey B. Shealy, and CKR Law LLP, as Escrow Agent (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.4	Form of Lock-Up and No Short Selling Agreement between the Registrant and the officers, directors and shareholders party thereto (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.5	Form of Subscription Agreement between the Registrant and the investors party thereto (incorporated by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.6	Form of 2015 Placement Agent Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.7	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.8†	The Registrant’s 2015 Equity Incentive Plan (incorporated by reference from Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.9†	Form of Stock Option Agreement under 2015 Equity Incentive Plan (incorporated by reference from Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.10†	Form of Restricted Stock Purchase Agreement between the Registrant (as assignee of Akoustis, Inc.) and each of Steve DenBaars, Mark Boomgarden and Arthur Geiss (incorporated by reference from Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.11	Joint Development Agreement, dated February 27, 2015, between Akoustis, Inc. and Global Communication Semiconductors, LLC (incorporated by reference from Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.12	Foundry Agreement, dated February 27, 2015, between Akoustis, Inc. and Global Communication Semiconductors, LLC (incorporated by reference from Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.13†	Employment Agreement between the Registrant and Jeffrey Shealy dated as of June 15, 2015 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2015)

10.14†	Employment Agreement between the Registrant and David M. Aichele dated as of June 15, 2015 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2015)

10.15†	Employment Agreement between the Registrant and Mark Boomgarden dated as of June 15, 2015 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2015)

Exhibit Number	Description

10.16†	Employment Agreement between the Registrant and Cindy C. Payne dated as of June 15, 2015 (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2015)

10.17*†	Form of Restricted Stock Purchase Agreement between the Registrant and each of, Mark Boomgarden, Dave Aichele and Cindy Payne

10.18*†	Form of Amendment to Restricted Stock Purchase Agreement between the Registrant and each of, Steve DenBaars and Mark Boomgarden

10.19	Form of Subscription Agreement between the Registrant and investors in the Registrant’s 2016 private placement offering (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2016)

10.20	Form of Placement Agent Warrant for Common Stock of the Registrant in connection with the Registrant’s 2016 private placement offering (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2016)

10.21	Form of Registration Rights Agreement between the Registrant and investors in the Registrant’s 2016 private placement offering (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2016)

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1*	Section 1350 Certification of Principal Executive Officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

32.2*	Section 1350 Certification of Principal Financial and Accounting Officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

101§	Interactive Data Files of Financial Statements and Notes.

101.ins§	Instant Document

101.sch§	XBRL Taxonomy Schema Document

101.cal§	XBRL Taxonomy Calculation Linkbase Document

101.def§	XBRL Taxonomy Definition Linkbase Document

101.lab§	XBRL Taxonomy Label Linkbase Document

101.pre§	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith

†	Management contract or compensatory plan or arrangement

§	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this report shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKOUSTIS TECHNOLOGIES, INC.

Dated: June 29, 2016	By:	/s/ Jeffrey B. Shealy
Jeffrey B. Shealy
Chief Executive Officer

	By:	/s/ Cindy C. Payne
Cindy C. Payne
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Arthur E. Geiss	Co-Chairman of the Board	June 29, 2016
Arthur E. Geiss

/s/ Jerry D. Neal	Co-Chairman of the Board	June 29, 2016
Jerry D. Neal

/s/ Jeffrey B. Shealy	Chief Executive Officer, Director	June 29, 2016
Jeffrey B. Shealy

/s/ Steven P. DenBaars	Director	June 29, 2016
Steven P. DenBaars

/s/ Jeffrey K. McMahon	Director	June 29, 2016
Jeffrey K. McMahon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Akoustis Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Akoustis Technologies, Inc. and its subsidiary (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended March 31, 2016 and for the period from May 12, 2014 (inception) through March 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Akoustis Technologies, Inc. and its subsidiary, as of March 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the year ended March 31, 2016 and for the period from May 12, 2014 (inception) through March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated any revenue, and has incurred losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum llp
New York, NY
June 29, 2016

Akoustis Technologies, Inc.

(Formerly known as Danlax, Corp.)

Consolidated Balance Sheets

	March 31,	March 31,
	2016	2015
Assets

Assets:
Cash and cash equivalents	$2,730,105	$687,739
Inventory	43,544	30,521
Prepaid expenses	59,461	19,000
Total current assets	2,833,110	737,260

Property and equipment, net	182,910	65,512

Intangibles, net	60,649	26,966

Other assets	10,715	2,715
Total Assets	$3,087,384	$832,453

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$367,290	$58,439
Convertible notes payable	-	655,000
Total current liabilities	367,290	713,439

Long-term Liabilities:
Derivative liabilities	313,709	-

Total Liabilities	680,999	713,439

Commitments and contingencies

Stockholders' Equity
Preferred Stock, par value $0.001: 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 13,615,440 and 5,493,200 shares issued and outstanding at March 31, 2016 and 2015, respectively	13,615	5,493
Additional paid in capital	6,549,946	559,870
Accumulated deficit	(4,157,176)	(446,349)
Total Stockholders' Equity	2,406,385	119,014

Total Liabilities and Stockholders' Equity	$3,087,384	$832,453

See accompanying notes to the consolidated financial statements

Akoustis Technologies, Inc.

(Formerly known as Danlax, Corp.)

Consolidated Statements of Operations

		For the Period from
	For the Year Ended	May 12, 2014 (Inception) through
	March 31, 2016	March 31, 2015

Revenue	$-	$-

Operating expenses
Research and development	1,222,194	244,635
General and administrative expenses	2,647,800	339,214
Total operating expenses	3,869,994	583,849

Loss from operations	(3,869,994)	(583,849)

Other income (expense)
Grant income	264,333	137,500
Other income	500	-
Interest income	1,328	-
Change in fair value of derivative liabilities	(106,994)	-
Total other income	159,167	137,500

Net loss	$(3,710,827)	$(446,349)

Net loss per common share - basic and diluted	$(0.32)	$(0.08)

Weighted average common shares outstanding - basic and diluted	11,702,313	5,493,200

See accompanying notes to the consolidated financial statements

Akoustis Technologies, Inc.

(Formerly known as Danlax, Corp.)

Consolidated Statement of Changes in Stockholders' Equity

For the Period from May 12, 2014 (Inception) through March 31, 2016

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Stockholders' Equity

Balance May 12, 2014 (Inception)	-	$-	$-	$-	$-

Common stock issued to founders	3,017,203	3,016	(3,015)	-	1

Common stock issued for cash	134,504	135	34,865	-	35,000

Preferred shares issued for cash	1,717,635	1,718	528,282	-	530,000

Common stock issued for services	623,858	624	(262)	-	362

Net loss for the period May 12, 2014 (Inception) to March 31, 2015	-	-	-	(446,349)	(446,349)
Balance, March 31, 2015	5,493,200	5,493	559,870	(446,349)	119,014

Common stock issued for cash, net of issuance costs	3,856,229	3,856	5,007,458	-	5,011,314

Warrants issued to underwriter	-	-	(206,715)	-	(206,715)

Common stock issued upon conversion of notes	436,806	437	654,563	-	655,000

Recapitalization	3,000,005	3,000	(3,000)	-	-

Common stock issued for services	829,200	829	537,770	-	538,599

Net loss for the year ended March 31, 2016	-	-	-	(3,710,827)	(3,710,827)
Balance, March 31, 2016	13,615,440	$13,615	$6,549,946	$(4,157,176)	$2,406,385

See accompanying notes to the consolidated financial statements

Akoustis Technologies, Inc.

(Formerly known as Danlax, Corp.)

Consolidated Statements of Cash Flows

		For the Period from
	For the Year Ended	May 12, 2014 (Inception) through
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,710,827)	$(446,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,035	5,675
Amortization of intangibles	2,714	1,044
Share-based compensation	639,644	6,219
Change in fair value of derivative liabilities	106,994	-
Changes in operating assets and liabilities:
Inventory	(13,023)	(30,521)
Prepaid expenses	(40,461)	(19,000)
Other assets	(8,000)	(2,715)
Accounts payable and accrued expenses	207,806	52,582
Net Cash Used In Operating Activities	(2,789,118)	(433,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(143,433)	(71,187)
Cash paid for intangibles	(36,397)	(28,010)
Net Cash Used In Investing Activities	(179,830)	(99,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from promissory note	-	30,000
Repayment of promissory note	-	(30,000)
Proceeds from issuance of common stock	5,011,314	35,001
Proceeds from issuance of preferred stock	-	530,000
Proceeds received from convertible note	-	655,000
Net Cash Provided By Financing Activities	5,011,314	1,220,001

Net Increase in Cash	2,042,366	687,739

Cash - Beginning of Period	687,739	-

Cash - End of Period	$2,730,105	$687,739

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$-	$984

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock compensation payable	$101,045	$5,857
Warrants issued for stock issuance costs	$206,715	$-
Conversion of convertible notes into common stock	$655,000	$-

See accompanying notes to the consolidated financial statements

AKOUSTIS TECHNOLOGIES, INC.

(FORMERLY KNOWN AS DANLAX CORP.)

Notes to the Consolidated Financial Statements

March 31, 2016

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

Since inception through March 31, 2016, the Company has not generated any revenue from operations and has accumulated losses of $4,157,176.

The Financing

On May 22, 2015, concurrently with the closing of the Merger, and as a condition to the Merger, the Company held a closing on a private placement offering (the “2015 Offering”) in which the Company sold 3,101,104 shares of its Common Stock, at a purchase price of $1.50 per share. On June 10, 2015, the Company completed a second and final closing of the private placement offering in which the Company sold an additional 261,000 shares of Common Stock. In total, the Company sold an aggregate of 3,362,104 shares of Common Stock. The aggregate gross proceeds from the 2015 Offering was $5,043,206 (before deducting placement agent fees and offering expenses of $801,579).

As a result of the foregoing, the Placement Agents and their sub-agents were paid aggregate commissions of $486,976 and were issued 2015 Placement Agent Warrants to purchase an aggregate of 324,650 shares of our Common Stock. We were also required to reimburse the Placement Agents approximately $77,150 of legal expenses incurred in connection with the 2015 Offering.

During April and May 2015, $655,000 principal amount of convertible notes of Akoustis, Inc., were converted into 436,806 shares of Common Stock of the Company on the same terms as the other investors in the 2015 Offering at a conversion price of $1.50 per share.

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

The 2016 Offering

On March 10, 2016, the Company held a closing of a private placement offering (the “March 2016 Offering”) in which it sold 494,125 shares of Common Stock at a fixed purchase price of $1.60 per share (the “2016 Offering Price”), for aggregate gross proceeds of $790,600 (before deducting legal expenses of the March 2016 Offering).

On April 14, 2016, the Company held closings of a private placement offering (the “April 2016 Offering”) in which the Company sold 1,741,185 shares of Common Stock at a fixed purchase price of $1.60 per share (the “2016 Offering Price”), for aggregate gross proceeds of $2,785,896 (before deducting expenses for legal services and agent commissions of the April 2016 Offering).

Investors in the shares were given anti-dilution protection with respect to the shares of Common Stock sold in the April 2016 Offering such that if, during the period from the closing of the April 2016 Offering until 90 days after the date on which the registration statement that the Company is required to file under a Registration Rights Agreement with the investors is declared effective by the SEC, the Company shall issue additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions, including but not limited to issuances of awards under the Company’s 2015 Equity Incentive Plan and certain issuances of securities in connection with credit arrangements, equipment financings, lease arrangements or similar transactions) for a consideration per share less than the 2016 Offering Price (as adjusted for any subsequent stock dividend, stock split, distribution, recapitalization, reclassification, reorganization or similar event) (the “Lower Price”), each such investor will be entitled to receive from the Company additional shares of Common Stock in an amount such that, when added to the number of shares of Common Stock initially purchased by such investor, will equal the number of shares of Common Stock that such investor’s Offering subscription amount would have purchased at the Lower Price.

In connection with the April 2016 Offering, the Company agreed to pay the Placement Agents a cash commission of 8% of the gross proceeds raised from investors first contacted by the Placement Agents in the 2016 Offering. In addition, the Placement Agents received warrants to purchase a number of shares of Common Stock equal to 10% of the number of shares of Common Stock sold in the April 2016 Offering, with a term of five (5) years and an exercise price of $1.60 per share (the “2016 Placement Agent Warrants”). Any sub-agent of the Placement Agents that introduced investors to the 2016 April Offering was entitled to share in the cash fees and warrants attributable to those investors as described above.

As a result of the foregoing, the Placement Agents and their sub-agents were paid an aggregate commission of $196,752 and were issued 2016 Placement Agent Warrants to purchase an aggregate of 153,713 shares of Common Stock. The Company was also required to reimburse the Placement Agents approximately $17,500 of legal expenses incurred in connection with the 2016 Offering, of which $7,500 was paid by the issuance of 4,690 shares of Common Stock (valued at the 2016 Offering Price).

Note 2.  Going Concern and Management Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2016, the Company had a working capital of $2,465,820 and an accumulated deficit of $4,157,176.  The Company has not generated any revenues from operations and incurred net losses since inception. As of March 31, 2016, the Company had cash and cash equivalents of $2,730,105. The Company estimates the $4.3 million of cash and cash equivalents as of June 27, 2016 and the future receipts from National Science Foundation/Small Business Innovation Research (“NSF/SBIR”) grants already awarded will be sufficient to fund its operations through March 31, 2017. In order to fund operations past that date, we will need to raise additional capital, through the sale of additional equity securities, through additional grants, or otherwise, to support our future operations. There is no assurance that the Company’s projections and estimates are accurate. Although the Company is actively managing and controlling the Company’s cash outflows to mitigate these risks, these matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s primary sources of operating funds since inception have been equity and note financings and grants. The Company intends to raise additional capital through private debt and equity investors in order to accomplish its business plan objectives and is continuing its efforts to secure additional funds through debt or equity instruments and grants. Management believes that it will be successful in obtaining additional financing based on its history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Note 3. Summary of significant accounting policies

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Akoustis, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2016 and 2015, the Company had cash and cash equivalents of $2,730,105 and $687,739, respectively. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits.

Inventory

Inventory is stated at lower of cost or market using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at March 31, 2016 and March 31, 2015:

	March 31, 2016	March 31, 2015
Finished goods held for resale	$43,544	$-
Raw materials	-	30,521
	43,544	30,521

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight–line method on the various asset classes over their estimated useful lives, which range from three to ten years. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred.

Intangible assets, net

Intangible assets consist of patents and trademarks. Applicable long–lived assets are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment. Patents are amortized on the straight-line method over their useful lives of 15 years.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, including property and equipment, when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows.  If an asset’s carrying value exceeds such estimated undiscounted cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value.

Based on its assessments, the Company did not record any impairment charges for the year ended March 31, 2016 and the period May 12, 2014 (Inception) through March 31, 2015.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses, and convertible notes payable approximate fair value due to the short-term nature of these instruments.

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

Grant income

During the year ended March 31, 2016 and the period from May 12, 2014 (inception) through March 31, 2015, the Company received grant funds of $264,333 and $137,500, respectively. All but $67,000 of those funds were received from the National Science Foundation (the “NSF”) in order to fund future research and development. The remaining $67,000 was received from the North Carolina NSF Matching grant The Company recognizes nonrefundable grant revenue when it is received and reports this revenue as “Grant income” on the consolidated statements of operations.

Research and Development

Research and development expenses are charged to operations as incurred.

Advertising and marketing costs

The Company expenses advertising and marketing costs as incurred. These amounts were immaterial for the periods ended March 31, 2016 and 2015.

Equity–based compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation". Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a five-year period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

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

Income taxes

The Company applies the elements of ASC 740–10 “Income Taxes” regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of March 31, 2016, no liability for unrecognized tax benefits was required to be reported. The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision on the Statement of Operations. There was no interest and penalties for the periods ended March 31, 2016 and 2015.

Deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The net difference, if any, between the provision for taxes and taxes currently payable is reflected in the balance sheet as deferred taxes. Deferred tax assets and/or liabilities, if any, are classified as current and non–current based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability. Valuation allowances are recorded to reduce deferred tax assets to that amount which is more likely than not to be realized.

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to Common Stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of Common Stock equivalents. In periods when losses are reported, which is the case for the year ended March 31, 2016 and the period May 12, 2014 (Inception) through March 31, 2015 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes Common Stock equivalents because their inclusion would be anti-dilutive.

The Company had the following Common Stock equivalents at March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Options	160,000	—
Warrants	324,650	—
Totals	484,650	—

Shares outstanding

Shares outstanding include shares of restricted stock with respect to which restrictions have not lapsed. Restricted stock included in reportable shares outstanding was 1,353,055 shares and 623,855 shares as of March 31, 2016 and 2015, respectively. Shares of restricted stock are included in the calculation of weighted average shares outstanding.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation. The reclassifications did not have an impact on net loss as previously reported.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, “Presentation of Financial Statements-Going Concern”.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300—Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

In July 2015, the FASB issued the FASB Accounting Standards Update No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2015-11 on the consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”, which will require entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The ASU may be applied either prospectively or retrospectively. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual period. The Company is currently evaluating the effects of ASU 2015-17 on the consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The update addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted only for certain portions of the ASU related to financial liabilities. The Company is currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

Subsequent events

The Company has evaluated events that occurred subsequent to March 31, 2016 and through the date the consolidated financial statements were issued.

Note 4. Property and equipment

Property and equipment consisted of the following:

	Estimated Useful Life	March 31, 2016	March 31, 2015
Research and development equipment	3 – 10 years	$192,672	$66,095
Computer equipment	5 years	14,983	4,367
Furniture and fixtures	5 – 10 years	3,725	725
Leasehold improvements	*	3,240	—
		214,620	71,187
Less: Accumulated depreciation		(31,710)	(5,675)
Total		$182,910	$65,512

(*) Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever period is shorter.

The Company recorded depreciation expense of $26,035 and $5,675 for the year ended March 31, 2016 and the period May 12, 2014 (Inception) through March 31, 2015, respectively.

Note 5. Intangible assets

The Company’s intangibles assets consisted of the following:

	Estimated useful life	March 31, 2016	March 31, 2015
Patents	15 years	$62,847	$26,450
Less: Accumulated amortization		(3,758)	(1,044)
Subtotal		59,089	25,406
Trademarks	—	1,560	1,560
Intangible assets, net		$60,649	$26,966

The Company recorded amortization expense of $2,714 and $1,044 for the year ended March 31, 2016 and the period May 12, 2014 (Inception) through March 31, 2015, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

March 31,
2017	$4,140
2018	4,140
2019	4,140
2020	4,140
2021	4,140
Thereafter	38,389
$59,089

Note 6. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at March 31, 2016 and 2015:

	March 31,	March 31,
	2016	2015

Accounts payable	$49,011	$157
Accrued salaries and benefits	43,323	-
Accrued bonuses	93,141	-
Accrued stock-based compensation	106,902	5,857
Other accrued expenses	74,913	52,425
	$367,290	$58,439

Note 7. Convertible notes payable

During March 2015, Akoustis, Inc. received $655,000 in proceeds from six investors upon execution of convertible notes. On April 9, 2015, one note holder converted $10,000 of his outstanding convertible note to 6,806 shares of Common Stock of the Company. On May 22, 2015, the remaining $645,000 of the notes was converted to 430,000 shares of Common Stock of the Company.

Note 8. Derivative Liabilities

Upon closing of the private placement transactions on May 22, 2015 and June 9, 2015, the Company issued 298,551 and 26,099 warrants, respectively, to purchase Common Stock with an exercise price of $1.50 and a five-year term to the placement agent. The Company identified certain put features embedded in the warrants that potentially could result in a net cash settlement, requiring the Company to classify the warrants as a derivative liability.

Level 3 Financial Liabilities – Derivative warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of March 31, 2016:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$313,709	$—	$—	$313,709	$313,709

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended March 31, 2016:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, April 1, 2015	$—
Issuance of derivative warrant liabilities	206,715
Change in fair value of derivative warrant liabilities	106,994
Balance, March 31, 2016	$313,709

The fair value of the derivative feature of the warrants on the issuance dates and at the balance sheet date were calculated using a binomial option model valued with the following weighted average assumptions:

	May 22, 2015	June 9, 2015	March 31, 2016
Risk free interest rate	1.57%	1.74%	1.04%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	47%	47%	41%
Remaining term (years)	5.0	5.0	4.15 – 4.19

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

During the year ended March 31, 2016, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $106,994 relating to the change in fair value.

Note 9.  Concentrations

For the year ended March 31, 2016, one vendor represented 10% of the Company’s purchases. For the period ended March 31, 2015, three vendors represented 46%, 17% and 10% of the Company’s purchases.

Note 10. Stockholders’ Equity

On April 15, 2015, the Company authorized the execution and filing of Amended and Restated Articles of Incorporation with the Nevada Secretary of State, which among other things, authorized the increase number of authorized shares of capital stock from 75,000,000 shares of Common Stock to 310,000,000 total shares consisting of (a) 300,000,000 shares of par value $0.001 Common Stock and (b) 10,000,000 of $0.001 par value "blank check" preferred stock. As of March 31, 2016 and 2015, there were no shares of preferred stock issued and outstanding.

As a result of the Merger, an aggregate of 5,500,006 shares of the Company’s Common Stock were issued to the holders of Akoustis Inc. stock.

In connection with the a Split-Off Agreement, the Company transferred all pre-Merger assets and liabilities to the Company’s pre-Merger majority stockholder, in exchange for the surrender by him and cancellation of 9,854,019 shares of the Company’s Common Stock. These cancelled shares resumed the status of authorized but unissued shares of the Company’s Common Stock. The remaining shareholders of the Company owned 3,000,005 shares of Common Stock shown as a recapitalization on the Consolidated Statement of Stockholders’ Equity.

On May 22, 2015, the Company issued 100,000 shares of Common Stock for professional services provided. These shares were expensed in the Consolidated Statement of Operations for the grant date fair value of $150,000.

During December 2015, 230,000 restricted shares were granted to two consultants pursuant to a one-year investor relations agreement with a fair value of $485,300 at March 31, 2016. The restricted shares will vest over the life of the consulting agreement. The Company has recorded $136,603 and $0 in stock–based compensation expense for the year ended March 31, 2016 and the period from May 12, 2014 (inception) through March 31, 2015, respectively, for the shares that have vested, which is a component of general and administrative expenses in the Consolidated Statement of Operations. As of March 31, 2016 and 2015, the Company had $348,697 and $0, respectively, in unrecognized stock based compensation expense related to the unvested shares.

In March 2016, the above consulting agreements originally executed in December 2015 were amended so that the consultants would receive shares of Common Stock over the remaining term of the agreement in lieu of the monthly cash retainer.  Pursuant to the amended agreement, the Company granted 60,000 restricted shares to the two consultants with a fair value of $126,600 at March 31, 2016. The restricted shares will vest over the remaining life of the consulting agreement. The Company has recorded $12,133 and $0 in stock–based compensation expense for the year ended March 31, 2016 and the period from May 12, 2014 (inception) through March 31, 2015, respectively, for the shares that have vested, which is a component of general and administrative expenses in the Consolidated Statement of Operations. As of March 31, 2016 and 2015, the Company had $114,467 and $0, respectively, in unrecognized stock based compensation expense related to the unvested shares.

As further discussed in Note 1, the Company issued 3,362,104 shares of Common Stock in connection with the private placement in May and June 2015.

Also as further discussed in Note 1, the Company held a preliminary closing of the 2016 Offer in which we sold 494,125 shares of our Common Stock at a fixed purchase price of $1.60 per share (the “2016 Offering Price”), for aggregate gross proceeds of $790,600 before deducting expenses of $20,913.

As of March 31, 2016 and 2015, the Company had 13,615,440 and 5,493,200 common shares issued and outstanding, respectively.

Stock incentive plan

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

Options granted under the Plan vest as determined by the Company’s board of directors and expire over varying terms, but not more than seven years from date of grant. In the case of an Incentive Stock Option that is granted to a 10% shareholder on the date of grant, such Option shall not be exercisable after the expiration of five years from the date of grant. During the year ended March 31, 2016, 160,000 options were issued to four non-employee directors.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

For the Year Ended
March 31, 2016
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

The following is a summary of the option activity:

	Options	Weighted Average Exercise Price

Outstanding – April 1, 2015	—	$—
Exercisable –April 1, 2015	—	—
Granted	160,000	1.50
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding – March 31, 2016	160,000	$1.50
Exercisable – March 31, 2016	—	$—

As of March 31, 2016, the total intrinsic value of options outstanding and exercisable was $97,600 and $0, respectively. As of March 31, 2016, the Company has $87,696 in unrecognized stock based compensation expense attributable to the outstanding options which will be amortized over a period of 3.14 years.

For the year ended March 31, 2016 and the period May 12, 2014 (Inception) through March 31, 2015, the Company recorded $24,028 and $0, respectively, in stock-based compensation related to stock options which is reflected in the consolidated statements of operations.

Issuance of restricted shares – employees and consultants

Restricted stock awards are considered outstanding at the time of execution by the Company and the recipient of a restricted stock agreement, as the stock award holders are entitled to dividend and voting rights. At the end of fiscal 2016, the number of shares granted for which the restrictions have not lapsed was 463,841 shares.

Restricted shares are valued using the share price on the date of most recent equity raise or the value of the services performed, whichever is more readily determinable. The grant date fair value of the award is recorded as share–based compensation expense over the respective restriction period. Any portion of the grant awarded to consultants as to which the repurchase option has not lapsed is accrued on the Balance Sheet as a component of accounts payable and accrued expenses. As of March 31, 2016 and 2015, the accrued stock-based compensation was $106,902 and $5,857, respectively. The Company has the right to repurchase some or all of such shares upon termination of the individual’s service with the Company, whether voluntary or involuntary, for 60 months from the date of termination (“repurchase option”). The shares as to which the repurchase option has not lapsed are subject to forfeiture upon termination of consulting and employment agreements.

During the year ended March 31, 2016, the Company amended the original restricted stock agreement for certain award recipients. According to the amendment, 75% of the shares as to which the repurchase option had not lapsed as of September 30, 2015, shall be released from the repurchase option on the third anniversary of the original effective date of the agreement. The remaining 25% of the shares shall be released from the repurchase option on the fourth anniversary of the original effective date.

The following is a summary of restricted shares:

				Stock-based Compensation Expense
					For the Period from
				For the Year Ended	May 12, 2014 (Inception) through	Unrecognized Compensation
Grant Date	Shares Issued	Fair Value	Shares Vested	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
June 2014	307,876	$381,779	96,211	$115,045	$3,916	$262,818	$269,134
July 2014	32,408	2,090	9,452	486	363	1,241	1,727
August 2014	81,020	169,986	21,943	41,687	807	127,492	119,756
September 2014	129,633	74,339	32,408	19,981	1,133	53,225	53,437
March 2015	72,918	153,663	-	24,444	-	129,219	109,184
June 2015	293,000	439,500	-	84,839	-	354,661	-
November 2015	36,200	54,300	-	7,993	-	46,307	-
December 2015	300,000	590,300	-	151,179	-	439,121	-
January 2016	40,000	68,000	-	7,829	-	60,171	-
March 2016	60,000	126,600	-	12,133	-	114,467	-

	1,353,055	$2,060,557	160,014	$465,616	$6,219	$1,588,722	$553,238

Note 11. Commitments

Employment agreements

On June 15, 2015, the Company entered into a three-year employment agreement with the Chief Executive Officer (“CEO”). After the initial three-year term, the agreement will be automatically renewed for successive one-year periods unless terminated by either party on at least 30 days’ written notice prior to the end of the then-current term. The CEO’s annual base salary is $150,000 and is subject to increase or decrease on each anniversary as determined by the Board of Directors. The CEO is eligible, at the discretion of our Board of Directors, to receive an annual cash bonus of up to 100% of the annual base salary, which may be based on the Company achieving certain operational, financial or other milestones (the “Milestones”) that may be established by the Board of Directors. The CEO is entitled to receive stock options or other equity incentive awards under the 2015 Plan as and when determined by the Board, and is entitled to receive perquisites and other fringe benefits that may be provided to, and is eligible to participate in any other bonus or incentive program established by the Company, for the executives. The CEO and his dependents are also entitled to participate in any of the employee benefit plans subject to the same terms and conditions applicable to other employees. The CEO will be entitled to be reimbursed for all reasonable travel, entertainment and other expenses incurred or paid by him in connection with, or related to, the performance of his duties, responsibilities or services under his employment agreement, in accordance with policies and procedures, and subject to limitations, adopted by us from time to time. In the event that the CEO is terminated by the Company without Cause (as defined in his employment agreement) or he resigns for Good Reason (as defined in his employment agreement) during the term of his employment, the CEO would be entitled to (x) an amount equal to his annual base salary then in effect (payable in accordance with the Company’s normal payroll practices) for a period of 24 months commencing on the effective date of his termination (the “Severance Period”) (in the case of termination by the executive for Good Reason, reduced by any cash remuneration paid to him because of any other employment or self-employment during the Severance Period), and (y) if and to the extent the Milestones are achieved for the annual bonus for the year in which the Severance Period commences (or, in the absence of Milestones, the Board of Directors has, in its sole discretion, otherwise determined an amount of the CEO’s annual bonus for such year), an amount equal to such annual bonus pro-rated for the portion of the performance year completed before the CEO employment terminated, (z) any unvested stock options, restricted stock or similar incentive equity instruments will vest immediately. For the duration of the Severance Period, the CEO will also be eligible to participate in our benefit plans or programs, provided the CEO was participating in such plan or program immediately prior to the date of employment termination, to the extent permitted under the terms of such plan or program (collectively, the “Termination Benefits”). If the CEO’s employment is terminated during the term by the Company for Cause, by the CEO for any reason other than Good Reason or due to his death, then he will not be entitled to receive the Termination Benefits, and shall only be entitled to the compensation and benefits which shall have accrued as of the date of such termination (other than with respect to certain benefits that may be available to the CEO as a result of a Permanent Disability (as defined in his employment agreement).

On June 15, 2015, the Company also entered into employment agreements with each of the Vice President of Business Development, the Vice President of Operations, and the Chief Financial Officer. Each of these employment agreements has substantially the same terms as that of the CEO described above, except as follows:

	Term	Base Salary	Eligible Bonus % of Base Salary	Severance Period
Vice President of Business Development	2 years	$136,000	50%	6 months
Vice President of Operations	2 years	$136,000	50%	6 months
Chief Financial Officer	2 years	$145,000	50%	6 months

In addition, in accordance with each such employment agreement, each of these executives received a restricted stock award under the 2015 Plan for the number of shares of the Company’s common stock shown below. These restricted stock awards are subject to a repurchase option in favor of the Company that lapses over a four-year period, as follows: the repurchase option on 50% of the shares will lapse at the end of two years from date of issuance, and the repurchase option on 25% of the shares will lapse at the end of each of the third and fourth years from date of issuance.

	Number of Shares of Restricted Stock	Grant Date Fair Value
Vice President of Business Development	110,000	$165,000
Vice President of Operations	38,000	$57,000
Chief Financial Officer	145,000	$217,500

Operating leases

In July 2014, Akoustis, Inc. entered into a 24–month lease agreement for office space located in Cornelius, North Carolina, terminating on June 30, 2016. Under the agreement, total annual rent is $24,000 with the option to renew the lease for two additional one year terms.

In April 2015, Akoustis, Inc. entered into a new lease agreement for office space in Huntersville, NC. The lease is for a three-year term with monthly base rent payments of approx. $3,800 and requires a deposit of $10,000. At the time of the execution of the new lease, the original lease for the existing office space had 14 months remaining on the existing two-year agreement. Akoustis, Inc. negotiated with the landlord to pay $16,000 for an eight-month termination fee, which includes rent through May 15, 2015.

The operating leases provide for annual real estate tax and cost of living increases and contain predetermined increases in the rentals payable during the term of the lease. The aggregate rent expense is recognized on a straight-line basis over the lease term. The total lease rental expense was $66,556 and $19,613 for the year ended March 31, 2016 and the period May 12, 2014 (Inception) through March 31, 2015, respectively.

Total future minimum payments required under the new operating lease are as follows.

Year Ending March 31,
2017	$46,854
2018	48,260
2019	4,031
$99,145

Note 12. Related Party Transactions

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

Of the $530,000 raised by Akoustis, Inc., in June 2014, the CEO was the largest investor at $175,000. The CEO also purchased $200,000 principal amount of Akoustis, Inc., convertible notes in March 2015 and in addition, he participated in the 2015 Offering, purchasing 134,000 shares of Common Stock for an aggregate purchase price of $201,000 (of which $200,000 was paid by conversion of the convertible note). He also participated in the 2016 Offering, purchasing 93,750 shares of Common Stock for an aggregate purchase price of $150,000.

Furthermore, a firm owned by the CEO (Raytech, LLC) loaned Akoustis, Inc., $30,000 to assist in purchase of test and measurement equipment required to evaluate the performance of the technology demonstrators. The loan was a 12-month simple interest note and was repaid in full in March 2015.

A Director since May 22, 2015 participated in the $530,000 equity financing of Akoustis, Inc., in June 2014 by investing $50,000 and participated in the 2015 Offering, purchasing 17,000 shares of Common Stock for an aggregate purchase price of $25,500.

The Vice President of Operations since May 18, 2015, received payments for consulting services of $27,426 for Akoustis, Inc. under an independent contractor agreement from May 14, 2014 to May 18, 2015 when he became an employee of the Company. In addition, the Vice President of Operations since May 18, 2015, participated in the 2015 Offering, purchasing 17,000 shares of Common Stock for an aggregate purchase price of $25,500 and participated in the 2016 Offering, purchasing 6,250 shares of Common Stock for an aggregate purchase price of $10,000.

A Director since May 22, 2015, participated in the $530,000 financing of Akoustis, Inc., in June 2014 by investing $100,000. He also purchased $225,000 principal amount of Akoustis, Inc., convertible notes in March 2015. and at Akoustis, Inc.’s request and to qualify Akoustis, Inc. for an NSF matching award in April 2015, he also purchased 21 shares of Akoustis, Inc.’s Common Stock pre-Merger (6,806 shares of our Common Stock post-Merger) for an aggregate purchase price of $10,000 paid by partial conversion of the convertible note. In addition, the Director participated in the 2015 Offering, purchasing 144,000 shares of Common Stock for an aggregate purchase price of $216,000 (of which $215,000 was paid by conversion of the convertible note) ad he also participated in the 2016 Offering, purchasing 35,000 shares of Common Stock for $56,000.

The brother of the CEO participated in the $530,000 equity financing of Akoustis, Inc., in June 2014 by investing $80,000. The CEO’s brother also purchased $130,000 principal amount of Akoustis, Inc., convertible notes in March 2015 and participated in the 2015 Offering, purchasing 90,000 shares of Common Stock for an aggregate purchase price of $135,000 (of which $130,000 was paid by conversion of the convertible note). He also participated in the 2015 Offering, purchasing 100,000 shares of Common Stock for an aggregate purchase price of $150,000.

A stockholder, who beneficially owns approximately 15.4% of the Common Stock as of June 27, 2016, participated in the 2015 Offering, purchasing 135,000 shares of Common Stock for an aggregate purchase price of $202,500 and participated in the 2016 Offering purchasing 250,000 shares of Common Stock for $400,000. The stockholder is also a party to the Registration Rights Agreement with respect to all of his shares.

A Director since May 22, 2015 and Co-Chairman since May 11, 2016 participated in the 2016 Offering, purchasing 125,000 shares of Common Stock for an aggregate purchase price of $200,000.

A Director since May 22, 2015 and Co-Chairman since May 11, 2016 participated in the 2016 Offering, purchasing 10,000 shares of Common Stock for an aggregate purchase price of $16,000.

Furthermore, AEG consulting, a firm owned by a Co-Chairman received $9,463 and $3,462 for consulting fees for fiscal years ended March 31, 2016 and March 31, 2015, respectively.

The Chief Financial Officer since June 15, 2015, and VP of Business Development since May 6, 2015 participated in the 2016 Offering. The CFO purchased 9,375 of Common Stock for an aggregate purchase price of $15,000 while the VP of Business Development purchased 6,250 shares of Common Stock for an aggregate purchase price of $10,000.

Inventory Purchase

In March 2016, the Company purchased inventory from Big Red LLC (“Big Red”), a company formed by the CEO, the brother of the Company’s CEO, the VP of Operations and one additional party. The transaction for $43,544 was executed so that the Company could pursue commercialization of the amplifier inventory purchased. The Company will utilize this inventory and related technology to process and sell the amplifiers. The CEO and VP of Operations assigned their interests in Big Red to other parties in March of 2016.

Note 13. Income Taxes

The Company had no income tax expense due to operating losses incurred for the years ended March 31, 2016 and 2015.

The provision for/(benefit from) income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for/(benefit from) income taxes. The sources and tax effects of the differences are as follows for the period ended March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Income taxes at Federal statutory rate	(34.00)%	(34.00)%
State income taxes, net of Federal income tax benefit	(2.54)%	(3.96)%
Permanent differences	1.07%	0.00%
Change in Valuation Allowance	35.32%	37.96%
State tax rate change	0.16%	0.00%
Income Tax Provision	0.00%	0.00%

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	March 31, 2016	March 31, 2015
Net Operating Loss Carryforwards	$1,264,686	$159,721
Share-based compensation	236,645	–
Other	(21,324)	9,713
	1,480,007	169,434
Valuation Allowance	(1,480,007)	(169,434)
Net Deferred Tax Assets	$–	$–

At March 31, 2016, the Company had approximately $3,452,000 of federal and state net operating loss carryovers that may be available to offset future taxable income.

The Company will not be able to utilize these carryovers until the related tax returns are filed. The net operating loss carry overs, if not utilized, will expire in stages beginning 2035. As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. The net change in the valuation allowance during the year ended March 31, 2016 was an increase of approximately $1,311,000.

Due to the merger on May 22, 2015, Akoustis Technologies Inc.'s previous net operating losses may be significantly limited. The Company has not performed a detailed analysis to determine whether an ownership change under IRC Section 382 or similar rules has occurred. The effect of an ownership change would be the imposition of annual limitation on the use of NOL carryforwards attributable to periods before the change. Any limitation may result in expiration of a portion of the NOL before utilization. The Company recognizes interest and penalties related to uncertain tax positions in selling, general and administrative expenses. The Company has not identified any uncertain tax positions requiring a reserve as of March 31, 2016 and 2015.

Note 14. Subsequent Events

The April 2016 Offering

As discussed in Note 1, on April 14, 2016, the Company held closings of a private placement offering (the “April 2016 Offering”) in which the Company sold 1,741,185 shares of Common Stock at a fixed purchase price of $1.60 per share (the “2016 Offering Price”), for aggregate gross proceeds of $2,785,896 (before deducting expenses for legal services and agent commissions of the April 2016 Offering).

License Agreement

In April 2016, the Company entered into a license agreement with Big Red LLC (“Big Red”), a company formed in 2008 to commercialize technology developed by the brother of the Company’s CEO. The license agreement was executed so that the Company could pursue commercialization of amplifier inventory purchased from Big Red in March 2016. The Company will utilize this inventory and related technology to process and sell the amplifiers. Future revenue from sales utilizing the amplifier technology will result in a license fee paid to Big Red according to the following schedule:

Net Sales	Royalty Percentage
$0 - $500,000	5.00%
$500,000 - $1,000,000	4.00%
$1,000,000 - $2,000,000	3.50%
$2,000,000 – $5,000,000	3.00%
$5,000,001 and over	2.00%

Issuance of Restricted Stock

On May 22, 2016, The Board of Directors by written consent approved the issuance of following Restricted Stock Awards for a total of 146,000 shares to four employees and one contractor effective March 23, 2016 under the Company’s Equity Incentive Plan. With the exception of one grant for 90,000 shares for a certain employee, these restricted stock awards are subject to a repurchase option in favor of the Company that lapses over a four-year period, as follows: the repurchase option on 50% of the shares will lapse at the end of two years from date of issuance, and the repurchase option on 25% of the shares will lapse at the end of each of the third and fourth years from date of issuance. The Board of Director’s in its written consent approved on May 22, 2016 agreed to amending the vesting schedule for the grant of 90,000 shares which are subject to a repurchase option in favor of the Company that lapses over a three-year period, as follows: the repurchase option on 50% of the shares will lapse at the end of the first year from date of issuance, and the repurchase option on 25% of the shares will lapse at the end of each of the second and third years from date of issuance.

