Form 10-KT
period 2016-06-30
Akoustis Technologies, Inc.
filed 2016-10-31
CIK 1584754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☐  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: ____________________

or

☒  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2016 to June 30, 2016

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the registrant’s Common Stock, par value $0.001 per share (its only class of common equity), held by non-affiliates, on December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10,989,277, computed by reference to the price at which the Common Stock was last sold as of that date. For purposes of this computation, all officers, directors, and beneficial owners of ten percent or more of the registrant’s Common Stock are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 10 percent beneficial owners are, in fact, affiliates of the registrant.

As of October 25, 2016, there were 15,836,981 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

On August 11, 2016, we changed our fiscal year from the period beginning on April 1 and ending on March 31 to the period beginning on July 1 and ending on June 30 of each year, effective immediately. Accordingly, we are required to file this transition report on Form 10-K to include audited consolidated financial information for the transition period from April 1, 2016 through June 30, 2016. We are also including in this report audited consolidated financial information for the year ended June 30, 2016.

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

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. Except as may be required by law, we do not undertake any obligation to update the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

DEFINITIONS

When used in this report, the terms, “we,” “Akoustis,” the “Company,” “our,” and “us” refers to Akoustis Technologies, Inc., a Nevada corporation (formerly Danlax, Corp.), and its wholly owned consolidated subsidiary, Akoustis, Inc.

PART I

ITEM 1.          BUSINESS

Overview

Akoustis is an early stage company focused on developing, designing and manufacturing innovative radio frequency (RF) filter products for the mobile wireless device industry. We use a fundamentally new piezoelectric resonator technology that we call BulkONETM in the manufacturing of bulk acoustic wave (BAW) resonators, the building blocks of high selectivity “RF” filters required to route signals in a smartphone or other mobile or wearable device. Filters are a critical component of the RF front-end (RFFE), and their use has multiplied with the launch and licensing of 4G/LTE frequency bands. They are used to define the range of frequencies of radio signals that are transmitted (the “passband”) and simultaneously reject unwanted signals. The increasing demand for wireless data and user applications is driving an increase in the number of wireless channels or frequency bands in a single device. Each new band introduced creates an increase in a demand for filters. A high-end smartphone, for example, must filter the transmit and receive paths for 2G, 3G and 4G wireless access methods in up to 15 bands, as well as Wi-Fi, Bluetooth and in some cases GPS. Signals in the receive paths must be isolated from one another. The filters also must reject other extraneous signals from numerous sources. The current approach to RF filter manufacturing utilizes thin-film polycrystalline materials (thin-film bulk acoustic resonators, or “FBARs”) with relatively high resistance that dissipate a significant amount of the energy in the signal (referred to as “lossy”), resulting in front-end heat generation and reduced battery life. In order to compensate for such losses, the power amplifier specifications are increased, by as much as a factor of two, which reduces further the battery life and puts more demands on the thermal management of the mobile device.

As the filter count per mobile device increases, these inefficiencies will become more limiting. We plan to use single crystal piezoelectric materials to develop a new class of RF filters with a fundamental advantage to reduce losses over existing thin film technologies. Our technology has not yet obtained market validation from Tier I mobile wireless customers or been verified in commercial manufacturing and our RF filters have yet to generate any sales. We have incurred accumulated losses from our inception through June 30, 2016 of $6,674,813. We have fabricated research and development (“R&D”) resonators demonstrating the feasibility of our BulkONE technology, and have transitioned the technology into a production-capable wafer fabrication facility.

Once our technology is qualified for manufacturing, we expect to design and sell single crystal BAW RF filter products using our BulkONE technology. We believe our technology is disruptive to the RF front-end (RFFE) market through the following expected advantages:

•	Wider Bandwidth Coverage,

•	Lower Insertion Loss,

•	Improved power compression and linearity,

•	Reduced power amplifier cost, for the ultimate purpose of manufacturing our BAW RF filters,

•	Reduced heat generation and reduced battery loading, and

•	Reduced guard band between adjacent frequency bands.

Once our BulkONE technology is qualified for production, our product focus is on innovative single-band filter products for the growing RFFE market, which can be used to make duplexer or multiplexer filter products necessary for the mobile Internet. These products present the greatest near-term potential for commercialization of our technology. According to a McKinsey Global Institute report dated May 2013, the Mobile Internet, the so-called “Internet of Things” (IoT), as well as advanced materials including piezoelectric ceramics and crystals are included in the twelve potentially economically disruptive technologies with an estimated economic value impact that could be over $25 trillion.

In early 2015, we signed a joint development agreement and supply agreement with a foundry partner, and since that time, we have transferred our R&D resonator process flow to this partner and have evaluated single crystal piezoelectric materials ranging from Aluminum Gallium Nitride (AlGaN) to Aluminum Nitride (AlN) to determine the material with the highest performance potential. During the past year, Akoustis has evaluated single crystal group-III element nitride piezoelectric materials from at least six suppliers. In August of 2016, the Company announced it had signed multiple non-exclusive collaborative business agreements with a Chinese tier one RF front-end (“RFFE”) module manufacturer to supply its premium RF filter products. The agreements signed between the Company and its tier one collaborator include a Joint Development Agreement (JDA), a Statement of Work (SOW), and a strategic Product Supply Agreement (PSA). In addition, we have signed an agreement with a distributor who will be responsible for global promotion and selling of our filter products. We will continue discussions with additional prospective customers, although these discussions may not result in any agreements.

Regarding technical performance, Akoustis achieved an experimental, two-port series-configured resonator configured with on-chip passive elements with K-squared of 12.5% for undoped single crystal AlN, approximately two-times higher than incumbent polycrystalline, undoped AlN. K-squared is the electromechanical coupling factor that determines the effective bandwidth of a filter. We are currently focused on improving the accuracy of our library models as well as increasing the quality factor (Q) of our resonator. We have demonstrated a Q of up to 2090 for our fabricated resonators, which is suitable for BAW RF filters targeting 4G/LTE WiFi mobile wireless applications, but we continue to improve design and process to achieve a Q of greater than 2500 as our next milestone. We expect significant progress toward this goal over the coming months. As we transition to production, we expect to optimize our process for the best combination of K-squared and Q.

Glossary

The following is a glossary of technical terms used herein:

•	Acoustic wave — a mechanical wave that vibrates in the same direction as its direction of travel.

•	AlGaN — Aluminum Gallium Nitride.

•	AlN — Aluminum Nitride.

•	Acoustic wave filter — an electromechanical device that provides radio frequency control and selection, in which an electrical signal is converted into a mechanical wave in a device constructed of a piezoelectric material and then back to an electrical signal.

•	Band, channel or frequency band — a designated range of radio wave frequencies used to communicate with a mobile device.

•	Bulk acoustic wave (BAW) — an acoustic wave traveling through a material exhibiting elasticity, typically vertical or perpendicular to the surface of a piezoelectric material.

•	Digital baseband — the digital transceiver, which includes the main processor for the communication device.

•	Duplexer — a bi-directional device that connects the antenna to the transmitter and receiver of a wireless device and simultaneously filters both the transmit signal and receive signal.

•	Filter — a series of interconnected resonators designed to pass (or select) a desired radio frequency signal and block unwanted signals.

•	Group III element nitrides — a dielectric material comprised of group IIIA element, such as boron (B), aluminum (Al) or gallium (Ga), combined with group VA nitrogen to form a compound semiconductor nitride such as BN, AlN, or GaN. For resonators, the dielectric is typically chosen based upon the piezoelectric constant of the material in order to generate the highest electromechanical coupling.

•	K-Squared — electromechanical coupling factor that determines the effective bandwidth of a filter.

•	Monolithic topology — a description of an electrical circuit whereby all the elements of the circuit are fabricated at the same time using the same process flow.

•	Power Amplifier Duplexer (PAD) — an RF module containing a power amplifier and duplex filter components for the RF front-end of a smartphone.

•	Piezoelectric materials — certain solid materials (such as crystals and certain ceramics) that produce a voltage in response to applied mechanical stress, or that deform when a voltage is applied to them.

•	Quality factor, or Q — energy stored divided by the energy dissipated per cycle. Higher Q represents a higher caliber of resonance, and implies mechanical and electrical factors responsible for energy dissipation are minimal. For a given amount of energy stored in a resonator, Q represents the number of cycles resonance will continue without additional input of energy into the system.

•	Resonator — a device whose impedance sharply changes over a narrow frequency range and is characterized by one or more ‘resonance frequency’ due to a standing wave across the resonator’s electrodes. The vibrations in a resonator can be characterized by mechanical “acoustic” waves which travel without a characteristic sound velocity. Resonators are the building blocks for RF filters used in mobile wireless devices.

•	RF — radio frequency.

•	RF front-end (RFFE) — the circuitries in a mobile device responsible for processing the analog radio signals and is located between the device’s antenna and the digital baseband.

•	RF spectrum—a defined range of frequencies

•	Surface acoustic wave (SAW) — an acoustic sound wave traveling horizontally along the surface of a piezoelectric material.

•	Wafer—a thin slice of semiconductor material used in electronics for the fabrication of integrated circuits.

Our Technology

Current RF filters utilize a technology that is limited by the material properties of the base filter component. Existing bulk acoustic wave filters use an “acoustic wave ladder” that is based on a monolithic topology approach using lossy polycrystalline materials. By contrast, our BulkONE technology uses a single crystal material, which provides 30% higher piezoelectric properties, compared to conventional polycrystalline materials used in the industry today. We have fabricated R&D resonators that demonstrate the feasibility of our approach and believe our technology will yield a new generation of filter products.

BulkONE Technology consists of novel single-crystal piezoelectric materials, which are fabricated into bulk-mode, acoustic wave resonators and RF filters. Our patented piezoelectric materials contain high-purity Group III element nitride materials and possess a unique signature, which can be detected by conventional material metrology tools. We utilize analytical modeling techniques to aid in the design of our materials and our material specifications are typically outsourced to a third party for manufacturing. Once our materials are ready for processing, we supply our wafer manufacturing partner raw materials, a mask design file, and unique process sequence in order to fabricate our resonators and filters. Our wafer process flow is compatible with wafer level packaging (WLP) that allows for low profile, cost effective filters to be produced.

Challenges Faced by the Mobile Device Industry

Rising consumer demand for always-on wireless broadband connectivity is creating an unprecedented need for high performance RF Front End for mobile devices. Mobile devices such as smartphones and tablets are quickly driving the IoT. The rapid growth in mobile data traffic is testing the limits of existing wireless bandwidth. Carriers and regulators have responded by opening new spectrums of RF frequencies, driving up the number of frequency bands in mobile devices. This substantial increase in frequency bands has created a demand for more filters, as well as a demand for filters with higher selectivity. The global transition to LTE and adoption of LTE-Advanced with more sophisticated carrier aggregation and multiple-input, multiple-output (MIMO) techniques will continue to push the requirements for increased supply of high performance filters.

Furthermore, the new spectrum introduced by 4G/LTE is driving licensing at higher frequencies than previous 3G smartphone models. For example, new TDD LTE frequencies allocated for 4G wireless cover frequencies nearly twice as high as covered in previous generation phones. As a result, the demand for filters represents the single largest growth opportunity in the RFFE industry according to a Mobile Experts May 2016 report. For traditional “low band” frequencies, SAW filters have been the primary choice, while high band solutions have utilized BAW filters due to their performance and yield. While there are multiple sources of supply for SAW technology, the source of supply for BAW filters is more limited and essentially dominated by two manufacturers worldwide.

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

Our Solutions

Our immediate focus is on the commercialization of wide bandwidth RF filters operating in the high frequency portion of the RFFE (called high band). Using our BulkONE technology, we believe these filters enable new PAD module or RFFE competition for high band modules as well as performance-driven low band applications. Initially, we expect to target select strategic RFFE market leaders as well as Tier 2 mobile phone original equipment manufacturers (“OEMs”) and/or RFFE module suppliers. Longer term, our focus will be to expand our market share by engaging with multiple mobile phone OEMs and RFFE module manufacturers. We are working with our foundry partner, Global Communications Semiconductor LLC (“GCS”), to commercialize our first filters using our BulkONE technology. This will be the first in a series of R&D activities that will set the foundation for filter products that we believe can disrupt the high band filter market. We will develop a series of filter designs used in the manufacturing of duplexers or more complex multiplexers targeting the 4G/LTE frequency bands. We believe our filter designs will create an alternative and replace filters currently manufactured using materials with fundamentally inferior performance.

Our Business Model

We anticipate that our target customers will be mobile phone OEMs and/or those companies that make part of or the entire RFFE module. We expect sales to these companies of our filters, along with a recently released family of broadband amplifiers, to be the source of our revenue. We further expect to principally provide design and development resources and manage our outsourced partners to support our product realization process. There are two companies specializing in manufacturing of BAW filters that dominate this market. See “Competition” below. We believe our BulkONE technology provides a competitive filter alternative and that there will be factors creating significant barriers to entry for potential additional competitors, including:

•	Our growing portfolio of intellectual property (see “Intellectual Property” below);

•	Our highly experienced leadership and technical team; and

•	Being first to market with a competitive high performance BAW filter alternative.

The Mobile Internet

Rising consumer demand for always-on wireless broadband connectivity is creating an unprecedented need for high performance RFFE for mobile devices. Mobile devices such as smartphones and tablets are quickly becoming the primary means of accessing the Internet. The exponential growth in mobile data traffic is testing the limits of existing wireless back-up bandwidth. Carriers and regulators have responded by opening new RF spectrum, driving up the number of frequency bands in mobile devices. As a prime example, a Presidential directive was issued in 2010 to the FCC and other agencies to make available an additional 500 MHz of RF spectrum to meet the growing demand in the United States. Similar initiatives are occurring worldwide. Adding RF spectrum is not a complete solution. The added spectrum does not come in large contiguous blocks, but rather in small channels or bands of varying size and frequency. Thus, more data means more bands, and the result is a rapid and substantial increase in the number of filters in mobile devices.

The Challenge

Moore’s Law predicts that transistor density on integrated circuits will double approximately every two years, and the digital baseband of mobile devices has improved exponentially as predicted by Moore’s Law. However, improvements to the analog RFFE have been limited by existing filter technology, with only incremental updates to existing technology. Consequently, the RFFE is taking up an ever-growing share of the total cost of mobile devices. Most mobile devices sold today operate on “fourth generation” wireless technology, or 4G. There are nearly fifty 4G bands recognized worldwide today, and the list is growing. The RFFE must meet these growing data demands while reducing cost and improving battery life. Our solution involves a new approach to RFFE component manufacturing, enabled by BulkONE technology. We expect our technology to produce filters that will reduce the overall system cost and improve performance of the RFFE.

Figure 1-Our Solution

Single-Band Designs for Duplexers and Multiplexers

SAW filters have been preferred in modern RFFE because of their high performance, small size and low cost. However, traditional SAW ladder designs do not perform well in high frequency bands or bands with closely spaced receive and transmit channels, typical of many new bands. Therefore, BAW filters are needed for these bands. We have demonstrated in a development environment our ability to fabricate BAW resonators, the building block of BAW filters, that are more efficient than existing available BAW resonators, and we believe the improved efficiency will reduce the total cost of RFFE as well as reduce the battery demand for mobile devices. Additionally, we believe that our BulkONE filters will allow for a single manufacturing method that will support all of the BAW filter band range and a significant portion of the SAW band range. Figure 2 below illustrates what we believe will be the frequency range of our BulkONE technology.

Figure 2- The potential range of our technology

Pure-Play Filter Provider Enables New Module Competition

Given the high sound velocity in our piezoelectric materials, our technology allows for a wide range of frequency coverage, and we plan to supply filters that will support 4G/LTE and beyond. We have successfully demonstrated resonators that will support the design and fabrication of 4G/LTE filters, and our current focus is on completing the development required to transition this single-crystal BAW technology to high volume manufacturing. We will be a pure-play filter supplier that will address the increasing RF complexity placed on RF front-end manufacturers supporting 4G/LTE and WIFI.

Figure 3- Increase in average number of RF filters per each mobile device from 2005 - 2015 (Source: Ericsson)

Commercialization

Our immediate focus is to address problems in the RFFE with innovative single-band designs using our BulkONE technology. We are currently developing our first commercial single-band filter in collaboration with our foundry partner, GCS, under the terms of a signed development agreement. We are focused on developing fixed-band filters because we believe these designs present the greatest near-term potential for commercialization of our technology, and that once demonstrated, the foundry can be more efficiently readied for production compared to alternative technologies.

The development agreement with our foundry partner contains the following milestones:

•	Milestone 1 (Manufacturing Partner Gap Analysis) — Validate required materials, people, process and equipment are present for volume manufacturing.

•	Milestone 2 (Process Transfer to Foundry Partner) — Design of filters, technology transfer and fabrication on GCS’s high-volume manufacturing equipment, fully tested wafers, and delivery of prototypes.

•	Milestone 3 (Complete Filter Process Capability) — Update design with process feedback, fabricate multiple wafers using the approved manufacturing process flow, fully tested wafers, calculated yield and delivery of initial product.

•	Milestone 4 (Production-Ready Filter Design) — Filter design complete and manufacturing process locked.

•	Milestone 5 (Product Packaging and Ramp) — Product fully packaged and ready for production, focus shift to revenue generation from filter sales.

Milestones 1 and 2 are complete. We continue to work on Milestone 3, with expected completion in the first half of 2017. We expect to generate revenue from the sale of our filters in the second half of 2017, after completion of Milestone 4 and Milestone 5.

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

The Joint Development Agreement we entered into with GCS in connection with the Foundry Agreement was made effective as of February 27, 2015 and carries a term of five years, at which time it terminates immediately without further notice or action when all Statements of Work governed by the agreement terminate or expire. During the term of the agreement, we will collaborate with each other to develop one or more products. Each of the parties will bear all direct and related costs associated with its development activities. The agreement calls for the designation of a project manager from each of the parties and the formation of an advisory committee made up of members from each party to manage escalation of issues unresolved by the project managers. The Joint Development Agreement indicates that we jointly own in equal, undivided shares title and interest in any joint development works and all Intellectual property rights embodied in those works other than the Intellectual property rights embodied in either party’s background technology. Background technology means all information that is owned, controlled, licensed, developed or acquired solely outside the performance of the Joint Development Agreement.

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

Whereas today’s polycrystalline material (used to manufacture RF resonators and filters) is sputtered on a metal-coated carrier, our BulkONE technology employs high quality, single crystal resonator films, which are used as the enabler to create high performance BAW RF filters. This single crystal material is a key differentiator when compared to the incumbent amorphous thin-film technologies because it increases the acoustic velocity and the electromechanical coupling coefficient in the resonator, which results in higher filter efficiencies and lower power consumption, leading to simplified RFFEs, longer battery life and reduced tissue heating. Our spend for research and development totaled $709,314 for the transition period ended June 30, 2016 and $1,758,701 and $470,987 for the year ended June 30, 2016 and 2015, respectively. Our spend for research and development totaled $1,222,194 and $244,635 for the year ended March 31, 2016 and the period May 12, 2014 (inception) through March 31, 2015, respectively. These R&D activities focused on single crystal material development and resonator demonstration. Current R&D investments include single crystal materials advancement, technology transfer to our manufacturing partner and resonator development and filter design.

As a result of our efforts, we developed and recently published an industry leading electromechanical coupling coefficient of 12.5% for our single crystal undoped AIN piezoelectric resonators as shown in Figure 4. The spacing between resonance and anti-resonance frequencies was 182MHz for our 3.4GHz resonator device. Our focus is now on improving the quality factor of our device through resonator design and process optimization experiments.

Figure 4- Akoustis’ single crystal undoped AIN piezoelectric resonator device performance. The plot represents a de-embedded, two-port series-configured BAW resonator modeled near resonance frequency.

Intellectual Property

We rely on a combination of intellectual property rights, including patents and trade secrets, along with copyrights, trademarks and contractual obligations and restrictions to protect our core technology and business.

We currently have eleven pending patent applications in the United States and one issued patent that was published on June 7, 2016. In addition, outside the United States, we have four pending patent applications and three utility patents awarded. The three awarded applications entered the divisional process and are anticipated to result in up to three additional utility patents outside of the United States. The patents relate directly to our single-crystal bulk acoustic wave (BAW) technology, including materials and device designs, methods of manufacture, integrated circuit designs, wafer packaging, and point of use (to include mobile applications). The Company will continue to innovate and expand our patent portfolio, and when appropriate, we will look to purchase license(s) that grant access to additional intellectual property that enables, enhances or further expands our technical capabilities and/or product offerings.

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

Akoustis and BulkONE are trademarks of Akoustis, Inc.

Competition

The competitive landscape for the Company is small and is controlled by a handful of RF component suppliers. These companies include, among others, Broadcom (previously known as Avago Technologies Ltd.), Murata Manufacturing Co., Ltd., Qorvo, Inc., Skyworks Solutions Inc., Taiyo Yuden, and TDK Epcos. Two of these companies dominate the high band filter market, controlling a significant portion of the customer base and are increasing capacity to meet the growth demands of the 4G/LTE market.

Upon completion of our product development, we will compete directly with these companies to secure design slots inside RFFE modules - targeting companies that procure filters or internally source filters. While many of our competitors have more resources than we have, we believe that our filter designs will be superior in performance, and we will approach prospective customers as a pure-play filter supplier, offering advantages in performance over the full frequency range at competitive costs. Our challenge will be to convince the companies that we have a strong intellectual property position, which we will be able to increase in volume, that we will meet their price targets, and that we can satisfy reliability requirements.

Employees

We place an emphasis on hiring the best talent at the right time to enable our core technology and business growth. This includes establishing a competitive compensation and benefits package, thereby enhancing our ability to recruit experienced personnel and key technologists. We currently have 15 full-time employees plus 12 independent contractors working with the Company, and we will continue to hire specific and targeted positions to further enable our technology and manufacturing capabilities.

Government Regulations

Our business and products in development are subject to regulation by various federal and state governmental agencies, including the radio frequency emission regulatory activities of the Federal Communications Commission (“FCC”), the consumer protection laws of the Federal Trade Commission, the import/export regulatory activities of the Department of Commerce, the product safety regulatory activities of the Consumer Products Safety Commission, and the environmental regulatory activities of the Environmental Protection Agency.

The rules and regulations of the FCC limit the RF used by, and level of power emitting from, electronic equipment. Our RF filters, as a key element enabling consumer electronic smartphone equipment, are required to comply with these FCC rules, and may require certification, verification or registration of our RF filters with the FCC. Certification and verification of new equipment requires testing to ensure the equipment’s compliance with the FCC’s rules. The equipment must be labeled according to the FCC’s rules to show compliance with these rules. Testing, processing of the FCC’s equipment certificate or FCC registration and labeling may increase development and production costs and could delay the implementation of our BulkONE acoustic wave resonator technology for our RF filters and the launch and commercial productions of our filters into the U.S. market. Electronic equipment permitted or authorized to be used by us through FCC certification or verification procedures must not cause harmful interference to licensed FCC users, and may be subject to RF interference from licensed FCC users. Selling, leasing or importing non-compliant equipment is considered a violation of FCC rules and federal law, and violators may be subject to an enforcement action by the FCC. Any failure to comply with the applicable rules and regulations of the FCC could have an adverse effect on our business, operating results and financial condition by increasing our compliance costs and/or limiting our sales in the United States.

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

On April 23, 2015, we completed a 1.094891-for-1 forward split of our Common Stock in the form of a dividend, with the result that the 11,740,000 shares of Common Stock outstanding immediately prior to the stock split became 12,854,020 shares of Common Stock outstanding immediately thereafter. All share and per share numbers in this Report relating to our Common Stock have been adjusted to give effect to this stock split, unless otherwise stated.

On May 22, 2015, our wholly owned subsidiary, Akoustis Acquisition Corp., a corporation formed in the State of Delaware on May 15, 2015 (“Acquisition Sub”), merged (the “Merger”) with and into Akoustis, Inc., a corporation incorporated in the State of Delaware on May 12, 2014. Akoustis, Inc., was the surviving corporation in the Merger and became our wholly-owned subsidiary. All of the outstanding stock of Akoustis, Inc. was exchanged for shares of our Common Stock.

In connection with the Merger and pursuant to a Split-Off Agreement, we transferred our pre-Merger assets and liabilities to our pre-Merger majority stockholder, in exchange for the surrender by him and cancellation of 9,854,019 shares of our Common Stock (the “Split-Off”).

As a result of the Merger and Split-Off, we discontinued our pre-Merger business and acquired the business of Akoustis, Inc., and we have continued the existing business operations of Akoustis, Inc., as a publicly-traded company under the name Akoustis Technologies, Inc.

In accordance with “reverse merger” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Merger have been replaced with the historical financial statements of Akoustis, Inc. in our SEC filings made subsequent to the Merger.

On May 22, 2015, we also changed our fiscal year from a fiscal year ending on July 31 of each year to one ending on March 31 of each year, and on August 11, 2016, we changed our fiscal year to one ending on June 30 of each year, effective immediately.

Prior to the Merger, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As a result of the Merger, we have ceased to be a shell company. The information contained in our Current Report dated May 22, 2015, as filed with the SEC, contained the “Form 10 information” necessary to satisfy the related condition contained in Rule 144(i)(2) under the Securities Act of 1933, as amended (the “Securities Act”).

Akoustis, Inc.

Akoustis, Inc. was founded in 2014 by experienced industry leaders and scientists from University of California at Santa Barbara (UCSB) and Cornell University. Our initial funding was through a $0.5 million series seed funding in 2014, and we received $655,000 in additional investments in convertible notes and stock by the founders and original angel investors in March 2015. We received a National Science Foundation (“NSF”) Small Business Innovation Research (“SBIR”) grant that started in January 2015 followed by a second grant award in April 2015. In addition, we received matching funds from North Carolina Science, Technology & Innovation Department of Commerce. More recently, we received a third NSF SBIR award in February 2016. The funds from these sources supported the operations of Akoustis, Inc. and the completion of multiple key Company milestones, including the application for more than ten patents, hiring of key personnel, the engagement with a foundry prototype facility, initiation of SBIR activities and the engagement of strategic partners who would consume our RF filters for wireless communications.

The 2015 Offering

Concurrently with the closing of the Merger, we held a closing of a private placement offering (the “2015 Offering”) in which we sold 3,531,104 shares of our Common Stock (including shares issued on conversion of convertible notes of Akoustis, Inc., as described below) to accredited investors, at a purchase price of $1.50 per share (the “2015 Offering Price”). On June 10, 2015, we completed a second and final closing of the 2015 Offering in which we sold an additional 261,000 shares of Common Stock. In total, we sold an aggregate of 3,792,104 shares of Common Stock in the 2015 Offering for gross proceeds of $5.7 million (before deducting expenses of the offering).

The closing of the 2015 Offering and the closing of the Merger were conditioned upon each other.

In connection with the 2015 Offering, we paid Northland Securities, Inc., and Katalyst Securities LLC, each a U.S. registered broker-dealer (the “Placement Agents”), a cash commission of 10% of the gross proceeds (or 2% in the case of certain existing Akoustis, Inc., investors) raised from investors in the 2015 Offering. In addition, the Placement Agents received warrants to purchase a number of shares of Common Stock equal to 10% (or 2% in the case of certain existing Akoustis, Inc., investors) of the number of shares of Common Stock sold in the 2015 Offering, with a term of five (5) years and an exercise price of $1.50 per share (the “2015 Placement Agent Warrants”). Any sub-agent of the Placement Agents that introduced investors to the 2015 Offering was entitled to share in the cash fees and warrants attributable to those investors as described above.

As a result of the foregoing, the Placement Agents and their sub-agents were paid aggregate commissions of $486,976 and were issued 2015 Placement Agent Warrants to purchase an aggregate of 324,650 shares of our Common Stock. We were also required to reimburse the Placement Agents approximately $77,150 of legal expenses incurred in connection with the 2015 Offering.

A form of the 2015 Placement Agent Warrant issued to the Placement Agents and their sub-agents is filed as an exhibit to this Report. All descriptions of the 2015 Placement Agent Warrants herein are qualified in their entirety by reference to the text of such warrant filed as an exhibit hereto and incorporated herein by reference.

The 2016 Offering

On March 10, 2016, we held a closing of a private placement offering (the “March 2016 Offering”) in which we sold 494,125 shares of our Common Stock to accredited investors at a fixed purchase price of $1.60 per share (the “2016 Offering Price”), for aggregate gross proceeds of $790,600 (before deducting expenses of the March 2016 Offering).

On April 14, 2016, we held a closing of a private placement offering (the “April 2016 Offering,” and together with the March 2016 Offering, the “2016 Offering”) in which we sold 1,741,185 shares of our Common Stock at a fixed purchase price of $1.60 per share (the “2016 Offering Price”), for aggregate gross proceeds of $2.8 million (before deducting expenses of the April 2016 Offering).

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

A form of the 2016 Placement Agent Warrant issued to the Placement Agents and their sub-agents is filed as an exhibit to this Report. All descriptions of the 2016 Placement Agent Warrants herein are qualified in their entirety by reference to the text of such warrant filed as an exhibit hereto and incorporated herein by reference.

ITEM 1A.       RISK FACTORS

An investment in shares of our common stock is highly speculative and involves a high degree of risk. We face a variety of risks that may affect our operations or financial results, and many of those risks are driven by factors that we cannot control or predict. Before investing in our Common Stock, you should carefully consider the following risks, together with the financial and other information contained in this Report. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our Common Stock would likely decline and you may lose all or a part of your investment. Only those investors who can bear the risk of loss of their entire investment should invest in our Common Stock.

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

Prospective investors should consider carefully whether an investment in the Company is suitable for them in light of the information contained in this Report and the financial resources available to them. The risks described below do not purport to be all the risks to which the Company or the Company could be exposed. This section is a summary of the risks that we presently believe are material to the operations of the Company. Additional risks of which we are not presently aware or which we presently deem immaterial may also impair the Company’s business, financial condition or results of operations.

Risks Related to our Business and the Industry in Which We Operate

We have a limited operating history upon which investors can evaluate our business and future prospects.

We are an early stage company that has not yet begun any commercial operations. Historically, we have been a shell company with no operating history and no assets other than cash. Upon consummation of the Merger with Akoustis, Inc., we redirected our business focus towards the development of advanced single crystal bulk acoustic wave filter products for RF front-ends for use in the mobile wireless device industry. Although Akoustis since its inception focused its activity on research and development (“R&D”) of high efficiency acoustic wave resonator technology utilizing single crystal piezoelectric materials, this technology has not yet obtained marketing approval or been verified in commercial manufacturing, and its RF filters have not generated any sales.

Since our expectations of potential customers and future demand for our products are based on estimates of planned operations rather than experience, it is difficult for our management and our investors to accurately forecast and evaluate our future prospects and our revenues. Our proposed operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business and the development of a product, as well as those risks that are specific to our business in particular. An investment in an early stage company such as ours involves a degree of risk, including the possibility that your entire investment may be lost. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products, or that although functional and scalable, our products and/or services will not be accepted in the market. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that the Company can successfully address these challenges. If it is unsuccessful, the Company and its business, financial condition and operating results will be materially and adversely affected.

We may not generate revenues or achieve profitability.

We have incurred operating losses since our inception and expect to continue to have negative cash flow from operations. We have never generated any revenues; our only income has been from R&D grants. We have experienced net losses of approximately $6.7 million for the period from May 12, 2014 (inception) to June 30, 2016. Our future profitability will depend on our ability to create a sustainable business model and generate revenues, which is subject to a number of factors, including our ability to successfully implement our strategies and execute our R&D plan, our ability to implement our improved design and cost reductions into manufacturing of our RF filters, the availability of funding, market acceptance of our products, consumer demand for end products incorporating our products, our ability to compete effectively in a crowded field, our ability to respond effectively to technological advances by timely introducing our new technologies and products, and global economic and political conditions.

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

Our development and commercialization efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to generate revenue and manage our expenses, we may never achieve profitability, which would adversely and materially affect our ability to provide a return to our investors.

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

Although we believe that our BulkONE acoustic wave resonator technology that utilizes single crystal piezoelectric materials will provide material advantages over existing RF filters and are currently developing various methods of integration suitable for implementation of this technology to RF filters, we cannot be certain that our RF filters will be able to achieve or maintain market acceptance. While we have fabricated R&D resonators that demonstrate the feasibility of our BulkONE technology, we are still in the process of transitioning this technology into a production-capable wafer fabrication facility for manufacturing of our RF filters, and this technology is not verified yet in practice or on a commercial scale. There are also no records that can demonstrate our ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields. In addition to our limited operating history, we will depend on a limited number of manufacturers and customers for a significant portion of our revenue in the future. Each of these factors may adversely affect our ability to implement our business strategy and achieve our business goals.

The successful development of our BulkONE technology and market acceptance of our RF filters will be highly complex and will depend on the following principal competitive factors, including our ability to:

•	comply with industry standards and effectively compete against current technology for producing RF acoustic wave filters,

•	differentiate our products from offerings of our competitors by delivering RF filters that are higher in quality, reliability and technical performance,

•	anticipate customer and market requirements, changes in technology and industry standards and timely develop improved technologies that meet high levels of satisfaction of our potential customers,

•	maintain, grow and manage our internal teams to the extent we increase our operations and develop new segments of our business,

•	develop and maintain successful collaborative, strategic, and other relationships with manufacturers, customers and contractors,

•	protect, develop or otherwise obtain adequate intellectual property for our technology and our filters; and

•	obtain strong financial, sales, marketing, technical and other resources necessary to develop, test, manufacture, commercialize and market our filters.

If we are unsuccessful in accomplishing these objectives, we may not be able to compete successfully against current and potential competitors. As a result, our BulkONE technology and our RF filters may not be accepted in the market and we may never attain profitability.

We will face intense competition, which may cause pricing pressures, decreased gross margins and loss of potential market share and may materially and adversely affect our business, financial condition and results of operations.

We will compete with U.S. and international semiconductor manufacturers and mobile semiconductor companies of all sizes in terms of resources and market share, some of whom have significantly greater financial, technical, manufacturing and marketing resources than we do. We expect competition in our markets to intensify as new competitors enter the RF component market, existing competitors merge or form alliances, and new technologies emerge. Our competitors may introduce new solutions and technologies that are superior to our BAW technology, are verified on a commercial scale, and have achieved widespread market acceptance. Certain of our competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can. This implementation may require us to modify the manufacturing process for our filters, design new products to more stringent standards, and redesign some existing products, which may prove difficult for us and result in delays in product deliveries and increased expenses.

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

As a result, the demand for our products can change quickly and in ways we may not anticipate, and our business, therefore, may also experience cyclical fluctuations in future operating results. In addition, future downturns in the electronic systems industry could adversely impact our revenue and harm our business, financial condition and results of operations.

If we are unable to attract and retain qualified personnel to contribute to the development, manufacture and sale of our products, we may not be able to effectively operate our business.

As the source of our technological and product innovations, our key technical personnel represent a significant asset. We believe that our future success is highly dependent on the continued services of our current key officers, employees, and Board members, as well as our ability to attract and retain highly skilled and experienced technical personnel. The loss of their services could have a detrimental effect on our operations. Specifically, the loss of the services of Jeffrey Shealy, our President and Chief Executive Officer, Cindy Payne, our Chief Financial Officer, Mark Boomgarden, our Vice President of Operations, David Aichele, our Vice President of Business Development, Richard Ogawa, our Special Legal Advisor, any major change in our Board or management, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business. The competition for management and technical personnel is intense in the wireless semiconductor industry, and therefore, we cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for the design, development, manufacture and sale of our products.

We substantially rely on third parties to manufacture our RF filters.

We currently employ a “fabless” business strategy, meaning that we do not own a semiconductor fabrication facility, or fab, and do not currently have the infrastructure or capability internally, such as our own manufacturing facilities, to manufacture our wafers and our filters for use in commercial quantities. Instead, we leverage the capital investments and capacity of manufacturers to fabricate our wafers. Therefore, success of implementation of our single-crystal BAW technology for manufacturing our RF filters and its commercial production will substantially depend on our ability to develop, maintain and expand our strategic relationships with manufacturers that will fabricate wafers or our ability to put in place the infrastructure and internal capacity necessary to fabricate wafers. Any impairment in our relationship with these manufacturers could have a material adverse effect on our business, results of operations, cash flow and financial condition. Although we have entered into a joint development agreement and a foundry agreement with GCS, and may explore other plans to enter into agreements with more manufacturers, to fabricate our RF filters for R&D and for commercial sales, there can be no assurance that we will be able to retain those relationships on commercially reasonable terms, if at all. Since we expect to depend upon one or a limited number of these manufacturers for a signification portion of our revenue in the future, we could experience delays in the launch and commercial productions of our RF filters if we are unable to maintain those relationships.

Reliance on a limited number of manufacturers also may expose us to the following risks:

•	We may be unable to identify manufacturers on acceptable terms, or at all, because the number of potential manufacturers is limited. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for manufacturing of, our wafers.

•	Our manufacturers might be unable to formulate and manufacture wafers in the volume and of the quality required to meet demands of our R&D and commercial needs.

•	Our manufacturers may not perform as contractually agreed or may not remain in the manufacturing business for the time required to successfully produce, store and distribute our products.

•	Since our filters are not sold directly to the end-user, but are components of other products, we highly depend upon selection of our design and technology by these manufacturers from among alternative offerings and including and incorporating our filters into their final product.

Each of these risks could delay the commercialization of our RF filters and its market acceptance, result in higher costs or deprive us of potential product revenues.

We rely on our independent contractors in adequately performing their contractual obligations, meeting expected deadlines and applicable regulatory requirements.

We depend on our independent contractors to adequately perform a substantial part of our projects and successfully carry their contractual duties and obligations. However, these contractors may not assign as a great priority a process of developing our technology in accordance with our levels of quality control, may not meet expected deadlines, may not devote sufficient time to develop our technology, or may not pursue their contractual obligations as diligently as we would if we were undertaking such activities ourselves. They may also establish relationships with other commercial entities, some of which may compete with us. If our contractors assist our competitors to our detriment, our competitive position would be harmed. If our independent contractors fail to perform their contractual duties at acceptable quality levels or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to a failure to adhere to our protocols, legal and regulatory requirements or for other reasons, the development and commercialization of our filters could be stopped, delayed, or made less profitable. As a result, our operations and the commercial prospects for marketing of our RF filters would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

Product defects could adversely affect the results of our operations and may expose us to product liability claims.

The fabrication of RF filters is a complex and precise process. While we intend to supply design and to monitor fabrication of our RF filters by our manufacturers, we may not be able to monitor their quality control, their quality assurance and their qualified personnel. If any of our manufacturers fails to successfully manufacture wafers that conform to our design specifications and the strict regulatory requirements of the FCC, it may result in substantial risk of undetected flaws in components or other materials used by our manufacturers during fabrication of our filters and could lead to product defects and costs to repair or replace these parts or materials. Any such failure by our manufacturers would significantly impact our ability to develop and implement our technology and to improve performance of our RF filters. Our inability to timely find a substitute manufacturer that can comply with such requirements could result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products.

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

We have limited experience selling, marketing or distributing products and currently have a small internal marketing and sales force. In order to launch and commercialize our technology and our RF filters, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. Therefore, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If so, our success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, such collaborator’s strategic interest in the products under development and such collaborator’s ability to successfully market and sell any such products.

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

We have a limited number of patent applications, which may not result in issued patents.

In the United States, we have eleven pending patent applications, one filing for which claims have been allowed and one filing that was published on June 7, 2016; however, there is no assurance that any of the pending applications or our future patent applications will result in patents being issued, or that any patents that may be issued as a result of existing or future applications will provide meaningful protection or commercial advantage to us.

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

As a result, the patent applications we own may fail to result in issued patents in the United States. Third parties may challenge the validity, enforceability or scope of any issued patents or patents issued to us in the future, which may result in those patents being narrowed, invalidated or held unenforceable. Even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from developing similar products that do not infringe the claims made in our patents. If the breadth or strength of protection provided by the patents we hold or pursue is threatened, we may not be able to prevent others from offering similar technology and products in the RF front-end mobile market and our ability to commercialize our RF filters with technology protected by those patents could be threatened.

We have four pending patent applications, and an additional three utility patents have been awarded outside of the United States. The three issued applications entered the divisional process and are anticipated to result in up to six granted patents outside of the United States. However, our pending patent applications may fail to result in issued patents outside of the United States, which may significantly limit our ability to prevent misappropriation of our proprietary information or infringement of our intellectual property rights in countries outside of the United States where our filters may be sold in the future. If we file foreign patent applications related to our pending U.S. patent applications or to our issued patents in the United States, these applications may be contested and fail to result in issued patents outside of the United States or we may be required to narrow our claims. Even if some or all of our patent applications are granted outside of the United States and result in issued patents, effective enforcement of rights granted by these patents in some countries may not be available due to the differences in foreign patent and other laws concerning intellectual property rights, a relatively weak legal regime protecting intellectual property rights in these countries, and because it is difficult, expensive and time-consuming to police unauthorized use of our intellectual property when infringers are overseas. This failure to obtain or maintain adequate protection of our intellectual property rights outside of the United States could have a materially adverse effect on our business, results of operations and financial conditions.

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

Interference proceedings could be provoked by third parties or brought by the USPTO to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to use it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, or at all.

We need to protect our trademark rights and disclosure of our trade secrets to prevent competitors from taking advantage of our goodwill.

We believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, maintaining goodwill, and maintaining or increasing market share. We currently have two trademarks that we have filed to register with the USPTO — the Akoustis and BulkONE marks — and we may expend substantial cost and effort in an attempt to register new trademarks and maintain and enforce our trademark rights. If we do not adequately protect our rights in our trademarks from infringement, any goodwill that we have developed in those trademarks could be lost or impaired.

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

In addition to the protection afforded by patents and trademarks, we seek to rely on copyright, trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our processes that involve proprietary know-how, information or technology that is not covered by patents. For Akoustis, this includes chip layouts, circuit designs, resonator layouts and implementation, and membrane definition. Although we require all of our employees and certain consultants and advisors to assign inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, our trade secrets and other proprietary information may be disclosed or competitors may otherwise gain access to such information or independently develop substantially equivalent information. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or maintain the competitive advantage that we believe is provided by such intellectual property, which would weaken our competitive market position, and materially adversely affect our business and operational results.

Development of certain technologies with our manufacturers may result in restrictions on jointly-developed intellectual property.

In order to maintain and expand our strategic relationship with manufacturers of our filters, we may, from time to time, develop certain technologies jointly with these manufacturers and file for further intellectual property protection and/or seek to commercialize such technologies. We entered into the Joint Development Agreement with GCS and may enter in the future into joint development agreements with other manufacturers to provide for joint development works and joint intellectual property rights by us and by such manufacturer. Such agreements may restrict our commercial use of such intellectual property, or may require written consent from, or a separate agreement with, that manufacturer. In other cases, we may not have any rights to use intellectual property solely developed and owned by such manufacturer or another third party. If we cannot obtain commercial use rights for such jointly-owned intellectual property or intellectual property solely owned by these manufacturers, our future product development and commercialization plans may be adversely affected.

We may be subject to claims of infringement, misappropriation or misuse of third party intellectual property that, regardless of merit, could result in significant expense and loss of our intellectual property rights.

The semiconductor industry is characterized by the vigorous pursuit and protection of intellectual property rights. We have not undertaken a comprehensive review of the rights of third parties in our field. From time to time, we may receive notices or inquiries from third parties regarding our products or the manner in which we conduct our business suggesting that we may be infringing, misappropriating or otherwise misusing patent, copyright, trademark, trade secret and other intellectual property rights. Any claims that our technology infringes, misappropriates or otherwise misuses the rights of third parties, regardless of their merit or resolution, could be expensive to litigate or settle and could divert the efforts and attention of our management and technical personnel, cause significant delays and materially disrupt the conduct of our business. We may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could be required to:

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

Our operations have consumed substantial amounts of cash since inception. We have incurred losses since our incorporation and formation in 2014. Although we are applying for substantial additional grants in the calendar years 2016 and 2017 that we believe we are likely to be awarded, and we are launching a sales channel for non-resonator catalog parts in 2016, both of which are expected to provide cash flows to help support the development and commercialization of our resonator technology, we do not expect meaningful revenues from our resonator technology until at least the second half of the calendar year 2017. If our forecasts for the Company prove incorrect, the business, operating results and financial condition of the Company will be materially and adversely affected. We anticipate that our operating expenses will increase in the foreseeable future as we continue to pursue the development of our patent-pending single crystal acoustic wave filter technology, invest in marketing, sales and distribution of our RF filters to grow our business, acquire customers, commercialize our technology in the mobile wireless market. These efforts may prove more expensive than we currently anticipate, and we may not succeed in generating sufficient revenues to offset these higher expenses. In addition, we expect to incur significant expenses related to regulatory requirements and our ability to obtain, protect, and defend our intellectual property rights.

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

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access as well as telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our R&D. If any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and/or the further development of our technology for RF filters could be delayed.

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

Risks Related to Regulatory Requirements

The wireless communication industry is subject to ongoing regulatory obligations and review. Maintaining compliance with these requirements may result in significant additional expense to us, and any failure to maintain such compliance could cause our business to suffer.

Our business and products in development are subject to regulation by various federal and state governmental agencies, including the radio frequency emission regulatory activities of the FCC, the consumer protection laws of the Federal Trade Commission, the import/export regulatory activities of the Department of Commerce, the product safety regulatory activities of the Consumer Products Safety Commission, and the environmental regulatory activities of the Environmental Protection Agency.

The rules and regulations of the FCC limit the RF used by and level of power emitting from electronic equipment. Our RF filters, as a key element enabling consumer electronic smartphone equipment, are required to comply with these FCC rules, and may require certification, verification or registration of our RF filters with the FCC. Certification and verification of new equipment requires testing to ensure the equipment’s compliance with the FCC’s rules. The equipment must be labeled according to the FCC’s rules to show compliance with these rules. Testing, processing of the FCC’s equipment certificate or FCC registration and labeling may increase development and production costs and could delay the implementation of our BulkONE acoustic wave resonator technology for our RF filters and the launch and commercial productions of our filters into the U.S. market. Electronic equipment permitted or authorized to be used by us through FCC certification or verification procedures must not cause harmful interference to licensed FCC users, and may be subject to RF interference from licensed FCC users. Selling, leasing or importing non-compliant equipment is considered a violation of FCC rules and federal law, and violators may be subject to an enforcement action by the FCC. Any failure to comply with the applicable rules and regulations of the FCC could have an adverse effect on our business, operating results and financial condition by increasing our compliance costs and/or limiting our sales in the United States.

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

Compliance with regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain metals used in manufacturing our products.

Regulations in the United States require that we determine whether certain materials used in our products, referred to as conflict minerals, originated in the Democratic Republic of the Congo or adjoining countries, or originated from recycled or scrap sources. We anticipate that we will first be required to comply with the SEC’s conflict minerals rules for the 2017 calendar year, and we expect to incur costs associated with implementing policies and procedures to comply with the applicable rules and due diligence procedures. In addition, the verification and reporting requirements could affect the sourcing and availability of minerals that are used in the manufacture of our products, and we may face reputational and competitive challenges if we are unable to sufficiently verify the origins of all conflict minerals used in our products. We may also face challenges with government regulators, potential customers, suppliers and manufacturers if we are unable to sufficiently verify that the metals used in our products are conflict free.

There could be an adverse change or increase in the laws and/or regulations governing our business.

We and our operating subsidiary are subject to various laws and regulations in different jurisdictions, and the interpretation and enforcement of laws and regulations are subject to change. We also will be subject to different tax regulations in each of the jurisdictions where we will conduct our business or where our management or the management of our operating subsidiary is located. We expect that the scope and extent of regulation in these jurisdictions, as well as regulatory oversight and supervision, will generally continue to increase. There can be no assurance that future regulatory, judicial and legislative changes in any jurisdiction will not have a material adverse effect on us or hinder us in the operation of our business. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations applicable to us.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our stockholders. The Company is authorized to issue an aggregate of 300,000,000 shares of Common Stock and 10,000,000 shares of “blank check” preferred stock. We may issue additional shares of our Common Stock or other securities that are convertible into or exercisable for our Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. In addition, as of October 25, 2016, warrants to purchase 471,697 shares of our Common Stock remained outstanding. The future issuance of any such additional shares of our Common Stock may create downward pressure on the trading price of the Common Stock. We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

The ability of our Board of Directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

Our Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock with powers, rights and preferences designated by it. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to affect a takeover or otherwise gain control of the Company. The ability of the Board to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board of Directors could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

There currently is a limited market for our Common Stock, and there can be no assurance that an active public market will ever develop. Failure to develop or maintain an active trading market could negatively affect the value of our Common Stock and make it difficult or impossible for you to sell your shares.

There is currently only a very limited public market for shares of our Common Stock, and an active trading market may never develop. Our Common Stock is quoted on the OTC Markets. The OTC Markets is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our Common Stock to be listed on a national securities exchange, which is often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our Common Stock may not be sufficiently widely held; we may not be able to secure market makers for our Common Stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our Common Stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our Common Stock is otherwise rejected for listing and remains quoted on the OTC Markets or is suspended from the OTC Markets, the trading price of our Common Stock could suffer, the trading market for our Common Stock may be less liquid, and the price of our Common Stock may be subject to increased volatility.

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

We are an emerging growth company, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

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

We will remain an emerging growth company until the earliest of (1) the end of the fiscal year in which the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (2) the end of the fiscal year in which we have total annual gross revenues of $1 billion or more during such fiscal year, (3) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (4) June 30, 2019, the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” may make it harder for investors to analyze our results of operations and financial prospects.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation. Some investors may find our Common Stock less attractive because we rely on these exemptions, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

Being a public company is expensive and administratively burdensome.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management, and increases our expenses. Among other things, we are required to:

•	maintain and evaluate a system of internal control over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	maintain policies relating to disclosure controls and procedures;

•	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

•	institute a more comprehensive compliance function, including with respect to corporate governance; and

•	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our Board of Directors, particularly directors willing to serve on an audit committee, which we expect to establish.

Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. In addition, at such time, if any, as we are no longer a “smaller reporting company,” our independent registered public accounting firm will have to attest to and report on management’s assessment of the effectiveness of such internal control over financial reporting. Based upon the last evaluation conducted as of June 30, 2016, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, management noted that the last evaluation of internal control over financial reporting in place as of June 30, 2016 indicated the controls to be effective.

If and when we are required to have our independent registered public accounting firm attest to management’s assessment of the effectiveness of our internal control over financial reporting, if our independent registered public accounting firm is not satisfied with the adequacy of our internal control over financial reporting, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively affect the price of our Common Stock.

In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and (if required in the future) our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404. Our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group or an audit committee composed of independent directors of the Board, and we will need to retain the services of additional accounting and financial staff or consultants with appropriate public company experience and technical accounting knowledge to satisfy the ongoing requirements of Section 404. We intend to review the effectiveness of our internal controls and procedures and make any changes management determines appropriate, including to achieve compliance with Section 404 by the date on which we are required to so comply.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

Our headquarters in Huntersville, NC, is a 4,800 square foot facility that we lease for base rent of $3,800 per month, with a term expiring in April 2018. Although our facilities are sufficient to meet our current needs, we plan to expand as and when needed.

ITEM 3.           LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matters may arise from time to time that may have an adverse effect on our business, financial condition, results of operations and prospects.

We are currently not aware of any material pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our Common Stock is currently quoted on the OTC Market (OTCQB) under the symbol “AKTS.” Prior to May 1, 2015, our Common Stock was quoted under the symbol “DNLX.” Trading of our Common Stock began on May 28, 2015. There has been very limited trading in our Common Stock to date.

As of October 25, 2016, we had 15,936,981 shares of our Common Stock issued and outstanding held by approximately 130 stockholders of record. To date, we have not paid dividends on our Common Stock.

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

Period	High	Low

Quarter ended June 30, 2015 (from May 28, 2015)	$7.00	$3.00
Quarter ended September 30, 2015	5.00	2.75
Quarter ended December 31, 2015	4.15	1.55
Quarter ended March 31, 2016	2.00	1.50
Quarter ended June 30, 2016	4.40	1.90

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

Warrants and Options

As of June 30, 2016 we had outstanding warrants and options to purchase 471,697 common shares and 160,000 common shares, respectively, of our Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of June 30, 2016, with respect to the shares of Common Stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	160,000	(1)	$1.50	608,902	(2)
Equity compensation plans not approved by security holders	-		-	-

Total	160,000	(1)		608,902	(2)

(1)	The 160,000 shares of Common Stock to be issued upon the exercise of outstanding options are issuable under the 2015 Equity Incentive Plan.

(2)	As of June 30, 2016, 600,800 additional shares of Common Stock remained available for future issuance under the 2015 Equity Incentive Plan, and approximately 8,102 post-Merger shares of Common Stock (as adjusted to reflect the 324.082 Merger conversion ratio) remained available for future issuance under the 2014 Stock Plan. We no longer intend to grant awards under the 2014 Plan.

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

Lock-up Agreements and Other Restrictions

In connection with the Merger, each of our executive officers and directors, and each of the stockholders of Akoustis, Inc., who received shares of our Common Stock in the Merger (each a “Restricted Holder”, and, collectively, the “Restricted Holders”), holding at that date in the aggregate 5,734,006 shares of our Common Stock, entered into agreements (the “Lock-Up Agreements”), whereby they are restricted for a period of 24 months after the Merger from certain sales or dispositions of our Common Stock held by them immediately after the Merger (the “Lock-Up”). The Lock-Up excludes shares of Common Stock purchased by the Restricted Holders in the 2015 Offering and shares purchased in the open market in compliance with applicable securities laws.

In addition, each Restricted Holder has agreed in the Lock-Up Agreement that it will not, for a period of 24 months following the Merger, directly or indirectly, effect or agree to effect any short sale (as defined in Rule 200 under Regulation SHO of the Exchange Act), whether or not against the box, establish any “put equivalent position” (as defined in Rule 16a-1(h) under the Exchange Act) with respect to the Common Stock, borrow or pre-borrow any shares of Common Stock, or grant any other right (including, without limitation, any put or call option) with respect to the Common Stock or with respect to any security that includes, relates to or derives any significant part of its value from the Common Stock or otherwise seek to hedge its position in the Common Stock.

Recent sales of unregistered securities

Other than as set forth above and as reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC, we have not sold any of our equity securities that were not registered under the Securities Act during the period covered by this Report.

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

Basis of Presentation

The audited financial statements for the three-month transition period ended June 30, 2016, the year ended June 30, 2016, the year ended June 30, 2015, our prior fiscal year ended March 31, 2016, and the period from May 12, 2014 (inception) through March 31, 2015 contained herein include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these financial statements.

Overview

Akoustis is an early-stage company that designs and manufactures innovative radio frequency (RF) filters enabling the RF front-end (RFFE) of Mobile Wireless devices, such as smartphones and tablets. Located between the device’s antenna and its digital backend, the RFFE is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. To construct the resonators that are the building blocks for the RF filter, we have developed a fundamentally new single-crystal acoustic materials and device technology that we refer to as BulkONE. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RFFE.

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

We have built prototype resonators using our proprietary single crystal materials. We are currently optimizing our BulkONE technology to our wafer-manufacturing partner under a joint development agreement (JDA) and a manufacturing agreement. We leverage both federal and state level, non-dilutive research and development (“R&D”) grants to support development and commercialization of our technology. We are developing resonators for 4G/LTE and WiFi bands and the associated proprietary models and design kits required to design our RF filters. Once we have stabilized the wafer process technology, we plan to engage with strategic customers to evaluate first our resonators and then our filter prototypes. Our initial designs will target high band 4G/LTE and WiFi frequency bands. Since Akoustis owns its core technology and controls access to its IP, we can offer several ways to engage with potential customers. First, we can engage with the mobile wireless market providing filters that we design and offer as a standard catalog component to multiple customers. Second, we can start with a customer-supplied filter specification, which we design and fabricate for a specific customer. Finally, we can offer our models and design kits for our customers to design their own filter into our proprietary technology. In July 2014, the Company filed its first U.S. patent applications on its BulkONE technology. We currently have eleven pending patent applications in the United States and one additional that was officially published on June 7, 2016. In addition, outside the U.S., we have been awarded three utility patents and currently have four pending patent applications. The three awarded patents entered the divisional process and are anticipated to result in up to three additional utility patents outside of the United States. The Company will continue to innovate and expand our patent portfolio, and when appropriate, we will look to purchase license(s) that grant access to additional intellectual property that further expands our technical capabilities and/or product offerings.

In December 2014, Akoustis, Inc. was awarded its first small business innovative research (“SBIR”) R&D grant with National Science Foundation (“NSF”). The NSF program which increases the incentive and opportunity for startups and small businesses to undertake cutting-edge, high-quality scientific research and development requires that the grantee have full responsibility for the conduct of the project or activity supported and the adherence to the award conditions. The Phase I award, which was a one-year program for $150,000, was followed by a Phase I NSF matching grant in the amount of $50,000 from the State of North Carolina. Subsequently, in May of 2015 Akoustis was awarded the NSF/SBIR Phase Ib grant for an additional $30,000, and we were notified in February 2016 that we had been awarded $738,000 for the NSF/SBIR Phase II grant, a two-year program in February 2016.

We expect to apply for additional R&D grants that support technology innovation in line with our business plan. Our partnership with NSF has strengthened since the start of our engagement, and their support has accelerated our technology commercialization as well as funded technical jobs. We have additional opportunities for new grants and matching funds from our current small business program partnership with NSF including the Phase IIb award which has a potential award up to $500,000. We expect to receive notification of the Phase IIb award in late fall or early winter of 2016. There can be no assurance, however, that these grants will be received.

On May 22, 2015, our wholly owned subsidiary, Akoustis Acquisition Corp., a corporation formed in the State of Delaware on May 15, 2015 (“Acquisition Sub”) merged with and into Akoustis, Inc. Akoustis, Inc. was the surviving corporation in the Merger and became our wholly owned subsidiary. All of the outstanding stock of Akoustis, Inc. was exchanged for shares of our Common Stock. In connection with the Merger and pursuant to a Split-Off Agreement, we transferred our pre-Merger assets and liabilities to our pre-Merger majority stockholder in exchange for the surrender by him and cancellation of 9,854,019 shares of our Common Stock.

We have earned no revenue from operations since inception, and our operations have been funded with capital contributions, grants and debt. We have incurred losses totaling approximately $6.7 million from inception through June 30, 2016. These losses are primarily the result of material and material processing costs associated with developing and commercializing our technology as well as personnel costs combined with professional fees, primarily accounting and legal, as well as costs for D&O insurance. We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid state device technology development as well as engineering of catalog and custom filter designs.

Plan of Operation

We plan to commercialize our technology by designing and manufacturing single band and multi-band BAW filter solutions that address problems (such as loss, bandwidth, power handling and isolation) created by the growing number of frequency bands in the RFFE of mobile devices to support 4G/LTE and WiFi. First, we plan to prototype, by end of 2016, our first single-band low-loss BAW filter designs for 4G/LTE frequency bands, which are dominated by higher loss BAW solutions and cannot be addressed with low band, lower power handling SAW technology. Second, we plan to develop by early 2017 a series of filter solutions that can cover multiple frequency bands. In order to succeed, we must convince mobile phone OEMs and RFFE module manufactures to use our BulkONE technology in their modules. However, since there are only two dominant BAW filter suppliers in the industry that have high band technology, and both utilize such technology as a competitive advantage at the module level, we expect customers that lack access to high band filter technology will be open to engage with our pure-play filter company.

We have successfully transferred our BulkONE wafer process to our manufacturing partner, GCS. The BulkONE process uses a range of single crystal group III-nitride piezoelectric materials, which were fabricated into BAW resonators and characterized at cellular communication frequencies to determine their bandwidth. On May 23, 2016, we announced an experimental, 3.4 GHz BAW two-port series-configured resonator device with a high K-squared of 12.5%, which was modeled near resonance frequency and was constructed from single crystal undoped aluminum nitride (AlN) material. On August 8, 2016 we announced improvements to our single-crystal BAW resonator design and process technology to achieve a quality factor (Q) of 2090, which is suitable for BAW RF filters targeting 4G/LTE, WIFI and emerging 5G and 5G WIFI mobile wireless applications. These resonators, which are the core building blocks enabling BAW RF filters, were fabricated using our patented BulkONE process. Technology development efforts continue on wafer and process optimization, specifically, through targeted activities for Q-factor improvements.

Although GCS publicly communicated on March 11, 2016 that an offer to purchase its business was made by San’an, one of China’s largest LED producers, on August 1, 2016, GCS announced that the deal was terminated because regulatory clearance had not been granted. We continue to process our wafer lots through the GCS facilities.

Once we complete customer validation of our technology, we expect to complete qualification of our BulkONE process technology in the first half of 2017 to support a product family of 4G/LTE filter solutions. Once the company has stabilized its process technology in a manufacturing environment, we will complete a production release of our high-band filter products in the frequency range from 1.5GHz to 4.0GHz. The target frequency bands will be prioritized based upon customer priority. We expect this will require recruiting and hiring additional personnel. As referenced in the Business section, in August 2016, we signed multiple non-exclusive collaborative business agreements with a Chinese tier one RFFE module manufacturer to supply its premium RF filter products, as well an agreement with a distributor who will be responsible for global promotion and selling of our filter products. We will continue discussions with additional prospective customers, although these discussions may not result in any agreements. We expect to proceed with our plan to develop a family of standard catalog filter designs regardless of the outcome of these discussions.

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

As of June 30, 2016 we had approximately $4.2 million of cash and cash equivalents to fund a majority of the foregoing milestones, for product development to commercialize our technology, research and development, the development of our patent strategy and expansion of our patent portfolio, as well as for working capital and other general corporate purposes. These funds are expected to be sufficient to fund our activities through March 31, 2017. However, there is no assurance that the Company’s projections and estimates are accurate. Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We anticipate increasing the number of employees to approximately 20 to 25 employees; however, this is highly dependent on the nature of our development efforts and our success in commercialization. We anticipate adding employees for research and development, as well as general and administrative functions, to support our efforts. We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property. We expect capital expenditures from cash currently available to be approximately $400,000 for the purchase of equipment and software during the next 12 months and are currently investigating the feasibility of using equipment leases or government grants to fund the purchase of the equipment.

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

If we are unable to raise the funds that we believe are needed to develop our technology and enable future sales, we may be required to scale back our development plans by reducing expenditures for employees, consultants, business development and marketing efforts, and other envisioned expenditures. This could reduce our ability to commercialize our technology or require us to seek further funding earlier, or on less favorable terms, than if we had raised the full amount of any potential offering.

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

Results of Operations

Our results of operations are presented for the three-month transition period ended June 30, 2016 compared to the three-month period ended June 30, 2015 (unaudited), the year ended June 30, 2016 compared to the year ended June 30, 2015, and the year ended March 31, 2016 compared to the period from May 12, 2014 (inception) through March 31, 2015.

Three-Month Transition Period Ended June 30, 2016 Compared to Three-Month Period Ended June 30, 2015

Research and Development expenses consist of costs for technical and engineering personnel, travel expense for R&D personnel and costs to develop and commercialize our technology including materials, material processing, and contractors. Research and Development expenses were $709,314 for the three-month transition period ended June 30, 2016 and were $481,189, or 210.9%, higher than the three-months ended June 30, 2015. The period over period increase was due to the ramp up of research and development activity in the Company’s second year of operations. The increased expenditures occurred primarily in areas of R&D personnel, stock based compensation, and material costs. Personnel costs increased by $247,490 versus $0 in the comparative period due to the technical and engineering new hires. Stock-based compensation of $75,686 increased by $38,774, or 105.0%, over the three-month comparative period due to new restricted stock awards made to technical and engineering contractors and the calculation of the change in the fair market value of awards made in prior periods. In addition, material and material processing costs for the transition period were $320,204 and were $163,314, or 104.1%, higher than the comparative period due to the ramp up of material purchases and material processing costs for product development activities.

General and Administrative costs include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. General and Administrative expenses for the three-month transition period ended June 30, 2016 were $968,734 versus $625,917 for the 2015 comparative period. The increase of $342,817, or 54.8%, was associated with increases in personnel costs, professional fees, insurance expense, stock-based compensation and travel. Personnel costs of $330,436 were higher by $92,484, or 38.9%, due to the increase in the number of administrative personnel, while professional fees of $125,322, associated with legal, accounting and investor relations, were higher by $22,519, or 21.9%, as a result of the Company becoming a public reporting company in May 2015. Insurance expense of $42,698, which includes coverage for Directors and Officers, Keyman and Property & Casualty, was higher by $24,685, or 137.0%, due to the higher cost of Directors and Officers (“D&O”) coverage which was not in place for the full three-month 2015 comparative period. Stock-based compensation for the transition period was $359,956 and higher by $171,208 or 90.7% as a result of the issuance of new awards for G&A personnel executed after June 2015 and the change in the fair market value of stock grants issued to consultants in the three-month comparative period (change from $1.50 per common share to $4.19 per common share as of June 30, 2016). Travel expense for the transition period of $33,513 increased over the comparative period by $8,221 or 32.5%, due to more frequent executive travel to meet with potential investors, potential customers and strategic partners.

Other Expense for the three-month transition period totaled $839,589 and included a $860,275 loss on fair value of derivatives associated with the change in fair market value of warrants issued in the “2015 Offering” (due to change in stock price per share from $1.50 per common share to $4.19 per common share on June 30, 2016. For the three-month 2015 comparative period, we recorded Other Income of $31,745, consisting primarily of grant income.

The Company recorded a net loss of $2,517,637 for the transition period ended June 30, 2016 compared to a net loss of $822,297 for the three-months ended June 30, 2015. The year over year incremental loss of $1,695,340, or 206.2%, was driven by higher material costs due to the ramp up of research and development activities, increased insurance costs and professional fees due to the Company becoming a public reporting company in May 2015 and higher personnel costs for both R&D and Administrative headcount.

Year Ended June 30, 2016 Compared to the Year Ended June 30, 2015

Research and Development expenses were $1,758,701 for the year ended June 30, 2016 compared to $470,987 for the year ended June 30, 2015. The $1,287,714, or 273.4%, increase occurred primarily in the areas of materials, personnel and stock-based compensation. Materials and material processing costs were $640,281 for the year ended June 30, 2016 versus $345,894 for the 2015 comparative period. The increased spend was due to the ramp up of product development activity. Personnel costs were $716,800 versus $0 in the 2015 comparative period as a result of the technical and engineering hires made as the Company ramped up operations in its second year. We also saw a year-over-year increase of $165,825, or 449.2%, in stock based compensation for the year ended June 30, 2016 as a result of the full year effect of restricted stock grants issued in the year ended June 30, 2016 to R&D employees and contractors, as well as the change in the fair market value of grants issued in prior periods.

General and Administrative expenses for the year ended June 30, 2016 were $2,935,299 compared to $920,031 for the year ended June 30, 2015. The increase of $2,015,268, or 219.0%, was reflected primarily in the following areas: (1) Personnel expense, (2) stock-based compensation, (3) professional fees, (4) insurance, and (5) travel. Personnel costs were $1,150,362 for the year ended June 30, 2016 and were $725,509, or 170.8%, higher than the 2015 comparative period. The key driver of the increase was the addition of executive and administrative headcount as the Company added support personnel in its second year. We also saw a year-over-year increase in stock-based compensation of $451,923, or 231.8%, ($646,890 for the year ended June 30, 2016 versus $194,967 for the 2015 comparative period). This increase was due to the costs of new restricted stock awards and the change in the fair market value of grants issued in the 2015 comparative period. We saw a year-over-year increase in professional fees, including legal, accounting/auditing and investor relations, of $422,820, or 281.9%, over the $149,999 recorded for the year ended June 30, 2015.. In addition, we recorded an increase of $147,472 in insurance costs, ($167,990 versus $20,518 for the 2015 comparative period). The increase in professional fees and insurance are both attributable to the Company becoming a public reporting company in May 2015. Travel expense for the year ended June 30, 2016 was $136,474 and increased $100,317 or 277.5%, over the year ended June 30, 2015 as a result of increased executive travel to investor conferences, and meetings with potential customers and strategic partners.

Other Income and Expense for the year ended June 30, 2016 included expense of $968,840 for the loss from the change in the fair value of derivatives. The derivatives are placement agent warrants issued for both the 2015 Offering and the 2016 Offering. The expense associated with the change in the fair value was partially offset by grant income of $254,834. Other Income/Expense for the year ended June 30, 2015 was $169,245, which consisted of grant income of $167,499, change in fair value of derivative liabilities of $1,571 and interest income of $175.

The Company recorded a net loss of $5,406,167 for the year ended June 30, 2016 compared to a net loss of $1,221,773 for the year ended June 30, 2015. The incremental loss of $4,184,394 was due to the ramp up of operations in the Company’s second year of operations including higher material and material processing costs, higher R&D and G&A personnel costs, and higher insurance costs and professional fees due to the Company becoming a public reporting company in May 2015.

Year Ended March 31, 2016 Compared to the Period from May 12, 2014 (Inception) through March 31, 2015

Research and Development expenses were $1,222,194 for the year ended March 31, 2016, which was an increase of $977,559, or 399.6%, over the $244,635 for the comparative period of May 12, 2014 (inception) to March 31, 2015. The increase was due to the ramp up of research and development activity during the Company’s second year of operations. The increased expenditures occurred primarily in areas of R&D personnel costs, stock-based compensation, and material costs. Personnel costs increased by $469,310 versus $0 in the comparative period due to new hires of technical and engineering personnel. Stock-based compensation increased $124,389 over the comparative period due to the issuance of new restricted stock awards made to R&D employees and contractors. In addition, material costs of $478,858 were $289,560, or 152.9%, higher in the year ended June 30, 2016 due to the increase in material purchases and material processing costs associated with product development activities.

General and Administrative expenses for the year ended March 31, 2016 were $2,647,800 versus $339,214 for the period of May 12, 2014 (inception) to March 31, 2015. The period-over-period increase of $2,308,586, or 680.6%, was associated with officer and staff personnel costs that were higher by $852,096, or 441.1%, due to an increase in headcount in the Company’s second year of operations. In addition, we incurred professional fees of $550,300, associated with legal, accounting and investor relations functions, which were higher over the prior year period by $505,757, or 1135.4%. Insurance expense, primarily driven by the cost of D&O coverage, was higher over the prior year period by $140,800, or 5620.8%. The increases in both professional fees and D&O insurance were driven by the incremental expenses of the Company becoming a public reporting company in May 2015. Stock-based compensation expense of $512,594 for the year ended March 31, 2016 was $509,077, or 14474.8%, higher than the comparative period as a result of the full year effect of expense for agreements executed in the prior year as well as the expense for newly issued grants. Travel expense of $128,253 also increased over the comparative period by $116,096, or 955%, due to increased executive travel.

Other Income for the year ended March 31, 2016 totaled $159,167 (versus $137,500 recorded in the comparative period) and included grant income of $264,333. The grant income recorded was offset by the loss in fair value of derivatives of $106,994 on warrants issued in the 2015 Offering as a result of the change in stock price from $1.50 to $2.11, the price per share on the balance sheet date.

The Company recorded a net loss of $3,710,827 for the year ended March 31, 2016 and a net loss of $446,349 for the period from inception month through March 31, 2015. The incremental loss of $3.26 million, or 731.4%, was driven by higher R&D personnel costs, higher material costs due to the ramp up of research and development activities, increased general and administrative personnel costs due to an increase in support headcount, higher period-over-period stock-based compensation, and increased insurance costs and professional fees due to the Company becoming a public reporting company in May 2015.

Liquidity and Capital Resources

Financing Activities

We have earned no revenue from operations since inception, and our operations have been funded with capital contributions, private placements of stock, grants and debt.

Akoustis, Inc. was founded on May 12, 2014. In June 2014, our founders and certain other stockholders contributed $530,000 in a series-seed equity financing. Of the $530,000 raised in June 2014, our CEO was the largest investor at $175,000. In addition, a firm owned by our CEO (Raytech, LLC) loaned Akoustis, Inc. $30,000 to assist it in the purchase of test and measurement equipment required to evaluate the performance of our technology demonstrators. The loan agreement was a 12-month simple interest note. The loan was repaid in full in March 2015.

In March 2015, Akoustis, Inc. issued convertible notes in exchange for investments of $655,000 by the founders and original angel investors. Of this, $200,000 was invested by our CEO. Also in March 2015, we executed a stock purchase agreement for $35,000 with an investor to offset legal and audit expenses related to the Merger and the 2015 Offering. In April 2015, one of the convertible noteholders converted $10,000 of his convertible note into shares of Akoustis, Inc., Common Stock in order to enable us to qualify for additional matching funds from NSF. As a result, the net note investment remaining was $645,000, which, in accordance with the terms of the convertible notes, converted into Common Stock of the Company on the same terms as the other investors in the 2015 Offering, at a conversion price of $1.50 per share.

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

On March 10, 2016 and April 14, 2016, we held closings of a private placement offering in which we sold in aggregate 2,235,310 shares of our Common Stock at a fixed purchase price of $1.60 per share for aggregate gross proceeds of $3,576,496 before deducting expenses of the offering of $243,913. See “Description of Business—The 2016 Offering” for additional information.

Since inception, we have received $422,333 in funds from NSF/SBIR grants and NC matching funds.

The Company estimates the $2.8 million of cash on hand as of October 25, 2016 and the future receipts from NSF/SBIR grants already awarded will fund its operations through March 31, 2017. As a result, we will need to raise additional capital through the sale of additional equity securities, debt and additional grants, or otherwise, to fund operations past that date. There is no assurance that the Company’s projections and estimates are accurate. Although the Company is actively managing and controlling the Company’s cash outflows to mitigate these risks, these matters raise substantial doubt about the Company’s ability to continue as a going concern.

Balance Sheet and Working Capital

June 30, 2016 Compared to June 30, 2015

As of June 30, 2016, the Company had current assets of $4,253,806 made up primarily of cash on hand of $4,155,444. As of June 30, 2015, current assets were $4,389,308 and included cash on hand of $4,329,496.

Current liabilities as of June 30, 2016 were $543,646 and increased year over year by $421,132. We saw an increase in accounts payable and accrued expenses of $52,685 and $118,584, respectively, due to higher R&D and administrative expenses to support the ramp up of product development and operations in the Company’s second year. Accrued bonuses increased by $126,575 as a result of the Company accruing for bonuses for the 2016-2017 fiscal year. There was no bonus accrual recorded for the comparative period. We also saw an increase in accrued stock-based compensation of $146,016 due to the issuance of additional restricted stock awards to contractors and consultants as well as the change in the fair value of grants issued in the prior year ($1.50 per common share as of June 30, 2015 versus $4.19 per common share as of June 30, 2016).

Total assets as of June 30, 2016 and June 30, 2015 were $4,542,739 and $4,512,741, respectively.

Long-term liabilities totaled $1,322,729 for the derivative liability recorded for warrants issued to placement agents for both the 2015 Offering and the 2016 Offering. The liability increased by $1,117,585 over June 30, 2015 due to the change in the fair value of the warrants issued in the 2015 Offering (revalued from $1.50 per share to $4.19 per share on the balance sheet date), and as a result of the additional placement agent warrants issued for the 2016 Offering.

Stockholder equity was $2,676,364 as of June 30, 2016 compared to $4,185,083 as of June 30, 2015. Additional paid-in-capital was $9,335,801 and increased by $3,894,541 as a result of the proceeds of the 2016 Offering of $3.6 million less $218,962 in stock issuance costs and $165,719 for placement agent warrants for 153,713 shares of common stock. The increase in paid-in-capital was offset by the net loss of $5,406,167 for the year ended June 30, 2016.

Working capital as of June 30, 2016 was $3,710,160 and $556,634 less than the prior fiscal year. The primary driver of the year-over-year decrease was the change in accrued expenses and accounts payable, as well as the increase in accrued stock-based compensation and accrued bonus, all of which are associated with the Company’s ramp up of activities in its second year.

March 31, 2016 as Compared to March 31, 2015

Current assets as of March 31, 2016 were $2,833,110 and made up primarily of cash on hand totaling $2,730,105, compared to current assets as of March 31, 2015 of $737,260.

Current liabilities as of March 31, 2016 were $367,290 and decreased year over year by $346,149 due to the decrease in convertible notes of $655,000, partially offset by an increase of $308,851 in accounts payable and accrued expenses. The convertible notes were converted to stock at the time of the Merger in May 2015 and the concurrent private placement offering in May of 2015. The period-over-period increase in accounts payable and accrued expenses was attributable to the increased operating costs associated with the ramp up of R&D activities and an increase in support personnel and administrative costs in the Company’s second year.

Long-term liabilities totaled $313,709 versus $0 as of March 31, 2016 and represent derivative liabilities for placement agent warrants pursuant to the 2015 Offering. There were no warrants associated with the first close of the 2016 Offering, held March 10, 2016.

Stockholder’s equity was $2,406,385 as of March 31, 2016 and increased by $2,287,371 over March 31, 2015. Increases in paid-in-capital were associated with the following: (1) net proceeds of $4.2 million for the 2015 Offering, (2) net proceeds of $769,687 for the first close of 2016 Offering held on March 10, 2016, (3) the conversion of convertible notes to Common Stock for $655,000 in May 2015, and (4) the issuance of 829,200 shares of Common Stock to consultants in lieu of cash valued at $538,599. These aforementioned increases in paid-in-capital were offset by the issuance of broker warrants in the 2015 Offering valued at $206,715 (324,650 shares). The overall increase in paid-in-capital was offset by the higher year-over-year net loss of $3.7 million.

Working capital as of March 31, 2016 was $2,465,820 compared to $23,821 as of March 31, 2015. The primary source of the additional working capital was the 2015 Offering (net proceeds of $4,241,627) and the first closing of the 2016 Offering (net proceeds of $769,687).

Cash Flow Analysis

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Operating activities used cash of $1,100,342 in the transition period ended June 30, 2016 and $576,492 in the three-month 2015 comparative period. The increase in cash used was attributable to the ramp up of the Company’s activities in the development and commercialization of its technology (R&D personnel and material costs), higher spend on general and administrative costs for support personnel and higher period-over-period costs for professional fees and D&O insurance.

Investing activities used cash of $47,215 in the transition period compared to $23,378 for the 2015 comparative period. The increase in the transition period was the result of additional investments in fixed assets and patents.

Financing activities provided cash of $2,572,896, which was $1,668,731 lower than the $4,241,627 provided in the 2015 comparative period. We held private placement offerings in both three-month periods. The second close of the 2016 Offering was held during the transition period (April 2016) and provided net proceeds of $2,562,896, whereas the 2015 Offering, which closed in the 2015 comparative period (May 2015) provided net proceeds of $4,241,627.

Year Ended June 30, 2016 Compared to the Year Ended June 30, 2015

Operating activities used cash of $3,312,969 during the year ended June 30, 2016 and $980,044 for the 2015 comparative period. The year-over-year increase in use of cash of $2,332,925 was attributable to higher operating expenses associated with the ramp up of development and commercialization activities (primarily R&D personnel and material costs), higher spend on G&A costs for support personnel, professional fees and D&O Insurance.

Investing activities used cash of $203,667 compared to $111,727 for the comparative year ended June 30, 2015 primarily due to the increased spend on R&D equipment (higher by $79,897).

Financing activities provided cash of $3,342,584 for the year ended June 30, 2016 versus $4,931,627 for the 2015 comparative period. The year-over-year decrease in cash from financing activities is the primary difference between the net proceeds of the 2016 Offering of $3,332,584 (closings held in March and April of 2016) as compared to the net proceeds of the 2015 Offering of $4,241,627 (held in May and June 2015) and the conversion of $655,000 of convertible notes to stock in May 2015.

Year Ended March 31, 2016 Compared to the Period from May 12, 2014 (Inception) through March 31, 2015

Operating activities used cash of $2,789,118 for the year ended March 31, 2016 and $433,065 for the comparative period of May 12, 2014 (inception) to March 31, 2015. The higher use of cash was due to the ramp up of the Company’s activities in the development and commercialization of its technology (R&D personnel and material costs), higher spend on administrative personnel and increased costs for professional fees and D&O Insurance as the result of the company becoming a public reporting company in May 2015.

Investing activities used cash of $179,830 in the year ended June 30, 2016 versus $99,197 for the comparative period. The period-over-period increase of $80,633 was due primarily to increased investment in R&D equipment (higher by $72,246).

Financing activities provided cash of $5,011,314 during the year ended March 31, 2016, which was $3,791,313 higher than provided in the comparative period ended March 31, 2015. The cash provided during the year ended March 31, 2016 was the result of net proceeds of the first closing of the 2016 Offering (held March 2016) as well as the net proceeds from the first and second closings of the 2015 Offering (held in May and June 2015). The Company raised $1,220,001 in the comparative period, which was prior to the Merger in May 2015, through the sale of preferred stock ($530,000) and the issuance of convertible notes for $655,000.

Off-Balance Sheet Transactions

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2016.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited consolidated financial statements (i) as of and for the transition period ended June 30, 2016, (ii) as of and for the year ended June 30, 2016, (iii) as of and for the year ended June 30, 2015, (iv) as of, and for the year ended March 31, 2016 (our previous fiscal year end), (v) as of March 31, 2015, and (vi) for the period from May 12, 2014 (inception) through March 31, 2015 (our previous fiscal year end) are included beginning on Page F-1 immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 in Internal Control Integrated Framework. Based on that evaluation under this framework, our management concluded that our internal control over financial reporting was effective.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a smaller reporting company) to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of, and certain information regarding, our current executive officers and directors.

Name	Age	Position	Date Named to Board of Directors/as Executive Officer

Arthur E. Geiss	63	Co-Chairman of the Board	May 22, 2015
Jerry D. Neal	72	Co-Chairman of the Board	May 22, 2015
Jeffrey B. Shealy	47	Chief Executive Officer; Director	May 22, 2015
David M. Aichele	50	Vice President of Business Development	May 22, 2015
Mark Boomgarden	49	Vice President of Operations	May 22, 2015
Cindy C. Payne	56	Chief Financial Officer	May 22, 2015
Steven P. DenBaars	54	Director	May 22, 2015
Jeffrey K. McMahon	45	Director	May 22, 2015

Directors are elected to serve until their successors are elected and qualified. Directors are elected by a plurality of the votes cast at the meeting of stockholders at which they are elected and hold office until the expiration of the term for which he or she was elected or until a successor has been elected and qualified.

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

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Arthur E. Geiss, Co-Chairman of the Board, founded AEG Consulting, LLC in 2003 and currently serves as Owner and CEO. AEG Consulting offers guidance concerning manufacturing, operations, and process development to technology companies. Prior to establishing AEG Consulting, Mr. Geiss served as VP Wafer Fab Operations at RFMD (now Qorvo, Inc.). He was responsible for the start-up and operations of Gallium Arsenide epitaxial-growth and wafer-fabrication. Previous to RFMD, Mr. Geiss held management positions with Alpha Industries, Inc. (purchased by Skyworks Solutions, Inc.) and before that at ITT Gallium Arsenide Technology Center (purchased by Cobham plc). At both companies, he was responsible for process and device development and wafer fabrication operations. Prior to these, Mr. Geiss held a research position at the Xerox Palo Alto Research Center (now PARC, Inc.). At PARC he investigated the structure of vitreous materials and amorphous thin-films using Raman spectroscopy. Mr. Geiss has served as a Member of the Executive Committee of the IEEE GaAs IC Symposium (now CSICS) and as a Member of the Executive Committee of the GaAs Manufacturing Technology Conference (now CS Mantech). He has numerous patents and publications on electronic devices, processing, and manufacturing. Mr. Geiss earned a B.S. degree at Lafayette College and M.S. and Ph.D. degrees at Brown University, all in physics. We believe that Mr. Geiss adds value to our Board of Directors based on his extensive experience with technology companies, his executive leadership and management experience and his research background.

Jerry D. Neal, Co-Chairman of the Board, founded RF Micro Devices Inc. (now, Qorvo, Inc.) in 1991 and served as its Executive Vice President of Marketing and Strategic Development from January 2002 to May 31, 2012. Dr. Neal served as a Vice President of Marketing of RF Micro Devices Inc., from May 1991 to January 2000 and its Executive Vice President of Sales, Marketing and Strategic Development from January 2000 to January 2002. Prior to joining RF Micro Devices Inc., he was employed for 10 years with Analog Devices, Inc., including as Marketing Engineer, Marketing Manager and Business Development Manager. Dr. Neal also founded Moisture Control Systems for the production of his patented electronic sensor for measurement of soil moisture for research, which was later sold to Hancor, Inc. He has been a Director of Jazz Semiconductor, Inc. since November 2002. Dr. Neal served as a Director of RF Micro Devices Inc. from February 1992 to July 1993. He also held various positions in Hewlett-Packard. Dr. Neal received his Associate’s Degree in Electrical Engineering from Gaston Technical Institute and North Carolina State University and his doctor of business management degree from Southern Wesleyan University. We believe that Mr. Neal adds value to our Board of Directors based on his extensive executive leadership and management experience and his sales, marketing and product development background.

Jeffrey B. Shealy is our CEO and a Director. He has over 20 years’ experience in RF/Wireless focused on building businesses around solid-state materials and electron device innovation. He held the position of Vice President and General Manager at RF Micro Devices, Inc. (now Qorvo) from 2001 until 2014. Mr. Shealy is a Howard Hughes Doctoral Fellow and spent 7 years with Hughes Electronics at Hughes Research Labs (now HRL Labs) and Hughes Network Systems (now Hughes). He previously founded RF Nitro, a RF Power Amplifier high-tech venture, which was acquired by RFMD in 2001. Mr. Shealy holds an MBA degree from Wake Forest University, Master of Science and Doctorate degrees in Electrical and Computer Engineering from University of California at Santa Barbara (UCSB), and a Bachelor’s of Science degree in Electrical and Computer Engineering from NC State University. We believe that Mr. Shealy adds value to our Board of Directors based on his intimate knowledge of our business plans and strategies, his experience with high tech startup ventures and his years of experience in the RF/Wireless industry.

David M. Aichele is Vice President of Business Development responsible for leading the sales and marketing efforts of the company. Mr. Aichele joined the company in May 2015, bringing over 20 years of international sales, business development, and marketing experience with him. Prior to Akoustis, Mr. Aichele was EVP Sales & Marketing for T1Visions, a high tech software startup company ranking among the 2014 INC 500 fasting growing private companies in the U.S from 2013 to May 2015. Mr. Aichele held Director positions at RFMD (previously Qorvo) from 2014 to 2013, where he was responsible for the business development and launch of new RF semiconductor products targeting the cellular market, and senior management positions at Tessera and TE Connectivity, where he led business development and sales teams. Mr. Aichele holds a BSEE from Ohio University and an MBA from the Leeds School of Business at the University of Colorado.

Mark D. Boomgarden is Vice President of Operations and has over 20-years of experience in high-technology companies, including high-volume manufacturing of wafer-based products, licensing and technology transfer, research and development, mergers and acquisitions, and new-company formation. He has held key leadership roles in operations, engineering and business development, including both domestic and international companies. Prior to Akoustis, Mark served as Vice President and General Manager at DigitalOptics Corporation, a wholly owned subsidiary of Tessera Technologies, Inc. (Nasdaq: TSRA) from 2009-2013. He joined DigitalOptics from Tessera North America, where he served as General Manager of their wafer-level optics division and as Vice President of their wafer-based camera business for mobile phones from 2006-2009. Prior to Tessera, Mark worked in various operations and engineering leadership positions with Digital Optics (a private company) and Alcatel. Mark holds a BSEE from the University of North Carolina at Charlotte (UNCC). He is a past Chairman of the Electrical and Computer Engineering (ECE) Advisory Board at UNCC, a founding Board Member of the Energy Production and Infrastructure Center (EPIC), and a current board member of Koyr and CLT Joules. Mark is a veteran of the United States Navy Submarine Force, U.S. Atlantic Fleet.

Steven P. DenBaars is a Professor of Materials and Co-Director of the Solid-State Lighting Center at UC Santa Barbara. Professor DenBaars joined UCSB in 1991 and currently holds the Mitsubishi Chemical Chair in Solid State Lighting and Displays. He is also a co-founder and current Board member of two GaN startup companies, Soraa Inc. and Soraa Laser Inc. Dr. DenBaars has been in the LED business for over 25 years starting with his prior work at Hewlett-Packard Optoelectronics division in 1988 and involvement in more than two LED companies and one laser diode company. Specific research interests include growth of wide-band gap semiconductors (GaN based), and their application to Blue LEDs and lasers and energy efficient solid state lighting. This research has led to over 750 scientific publications and over 160 U.S. patents on electronic materials and devices. He has been awarded a NSF Young Investigator award, Young Scientist Award of the ISCS, is an IEEE Fellow, IEEE Aron Kressel Award, Visiting Professor at Nanyang Technological University (NTU), Singapore, and the Institute for Advanced Studies (IAS) HKUST. He was recently elected to the National Academy of Engineering (2012), and elected Fellow of the National Academy of Inventors (2014). We believe that Professor DenBaars adds value to our Board of Directors based on his years of experience in the LED industry and his extensive research involving wide-based gap semiconductors and their application to high power electronic devices.

Jeffrey K. McMahon has been employed by North Highland, a global management consulting firm, since 2003. He has held the position of Managing Director since 2014 and is the current Market Lead for North Highland’s largest market. He has an extensive background in business and information technology consulting in the financial services, energy, and telecommunications industries. He has 20 years of experience helping Fortune 100 companies drive revenue, optimize processes, improve customer experience and manage risk. His areas of expertise include marketing, strategy articulation and realization, strategic execution, business process management and merger integration. Prior to joining North Highland, Mr. McMahon was a Manager in Accenture’s process practice area. Mr. McMahon received a Bachelor of Science degree in Civil Engineering from North Carolina State University. We believe that Mr. McMahon adds value to our Board of Directors based on his extensive experience in business and technology consulting and his marketing and strategization expertise.

Cindy C. Payne joined us in 2015 as CFO and Treasurer, bringing over 20 years of experience in financial management. Ms. Payne most recently served as the CFO for Amerock LLC from 2014-2015, a private equity owned hardware distributor in Mooresville, NC. Prior to joining Amerock, Ms. Payne held the position of CFO for Tolt Service Group, a private equity owned technology services provider, from 2010 until the company’s sale in 2014. Her experience prior to Tolt included the role of Director of Financial Planning and Analysis in the Soft Trim Division of International Automotive Components, a Tier I supplier to the automotive industry and the role of Controller of NewBold Corporation. NewBold Corporation, located in the Roanoke, Virginia area, offers both manufactured products and technology services to retail and healthcare markets. Ms. Payne graduated Magna Cum Laude from Western Carolina University with a Bachelor of Science in Business Administration and is a Certified Public Accountant, licensed in the state of Virginia.

Director Independence

Our Common Stock is not listed on, and we are not currently subject to listing requirements of, any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent,” and as a result, we are not at this time required to have our Board of Directors be comprised of a majority of “independent directors.” Nevertheless, our Board has determined that Messrs. Geiss, DenBaars, McMahon and Neal are independent directors under the applicable standards of The Nasdaq Stock Market. In reaching this determination, the Board considered Mr. Geiss’ relationship with AEG Consulting, a firm owned and operated by Mr. Geiss, which provides consulting services to the Company, as discussed below under “Item 13- Certain Relationships and Related Transactions, and Director Independence.”. After consideration, the Board determined that this relationship did not impact Mr. Geiss’ ability to serve as an independent director.

Family Relationships

There are no family relationships among our Directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

•	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board Committees

Our Board has established a Compensation Committee consisting of Messrs. Geiss, McMahon, and Neal to assist the Board in overseeing and reviewing information from management regarding compensation and human capital issues within the Company. The Compensation Committee operates under a written charter, available on our website at www.akoustis.com, and is responsible for approving the individual elements of total compensation for our Chief Executive Officer and other executive officers. The Board currently has not established any other committees. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future.

We do not have an audit committee or audit committee charter.  The entire Board of Directors oversees our audits and auditing procedures.  The Board of Directors has determined that none of our directors meets the definition of “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.  Given the Company’s size and early stage of operations, the Board of Directors has not yet recruited an audit committee financial expert to join the Board.

We do not have a nominating committee or a nominating committee charter. Further, we have not adopted a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

The entire Board of Directors performs all functions that would otherwise be performed by other committees. Given the present size of our board and the scope of our operations, we believe it is not practical for our Board to have additional committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Compensation Committee Interlocks and Insider Participation

No executive officer of the Company has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as director of the Company during the year ended June 30, 2016.

Code of Ethics

The Company has adopted a Code of Ethics and Conduct that applies to our directors, officers, and employees. A copy of the Code of Ethics and Conduct is posted on the Company’s website at www.akoustis.com. In the event that we amend any of the provisions of the Code of Ethics and Conduct that requires disclosure under applicable law or SEC rules, we intend to disclose such amendment on our website. Any waiver of the Code of Ethics and Conduct must be approved by the Board of Directors. Any waivers granted to our CEO or CFO will be disclosed on our website within four business days.

Stockholder Communication with the Board

Stockholders may communicate with the Board of Directors, members of particular committees or individual directors, by sending a letter to such persons in care of our Chief Executive Officer at our principal executive offices. The Chief Executive Officer has the authority to disregard any inappropriate communications or to take other appropriate actions with respect to any inappropriate communications. If deemed an appropriate communication, the Chief Executive Officer will submit the correspondence to the Chairman of the Board or to any committee or specific director to whom the correspondence is directed. Procedures for sending communications to the Board of Directors can be found on our website at www.akoustis.com. Please note that all such communications must be accompanied by a statement of the type and amount of our securities that the person holds; any special interest, meaning an interest that is not derived from the proponent’s capacity as a shareholder, of the person in the subject matter of the communication; and the address, telephone number and e-mail address, if any, of the person submitting the communication.

ITEM 11.         EXECUTIVE COMPENSATION

Summary Compensation Table

In connection with the Merger, on May 22, 2015, we changed our fiscal year from a fiscal year ending on July 31 to a fiscal year ending on March 31. On August 11, 2016, we changed our fiscal year from a fiscal year ending on March 31 to a fiscal year ending on June 30, effective immediately. Accordingly, the following table sets forth information concerning the total compensation awarded to, earned by or paid to our named executive officers during the three-month transition period (“TP”) ended June 30, 2016 and the years ended March 31, 2016 and 2015 (our prior fiscal years). Ivan Krikun, our former Chief Executive Officer prior to the Merger did not receive any compensation from the Company in either of the last two completed fiscal years.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	All Other Compensation ($)(3)	Total ($)

Jeffrey Shealy,	TP 2016	42,484	-	-	9,568	52,052
CEO (1)	2016	150,000	30,000	-	27,309	207,309
	2015	130,602	-	-	12,434	143,036

Mark Boomgarden.	TP 2016	36,615	-	-	8,762	45,377
VP of Operations (1)	2016	117,692	13,600	67,450	36,334	235,076
	2015	-	-	-	14,384	14,384

Cindy Payne,	TP 2016	39,038	-	-	5,564	44,602
Chief Financial Officer (1)	2016	114,327	13,775	217,500	12,052	357,654
	2015	-	-	-	-	-

Dave Aichele,	TP 2016	37,143	-	-	8,149	45,292
VP of Business	2016	121,876	13,600	165,000	23,187	323,663
Development (1)	2015	-	-	-	-	-

(1)	Includes bonus amount earned during the fiscal year ended March 31, 2016. The amounts were paid in May 2016.

(2)	See Note 10 to the Consolidated Financial Statements included in this Report for a discussion of the assumptions made in the valuation of stock awards.

(3)	Other compensation is broken down by each executive below:

	Fiscal Year	Healthcare, & Life Insurance ($) (a)	401K Contribution ($) (b)	Contractor Compensation ($)	Total ($)

Jeffrey Shealy,	TP 2016	6,753	2,815	-	9,568
CEO	2016	22,232	5,077	-	27,309
	2015	12,434	-	-	12,434

Mark Boomgarden,	TP 2016	6,753	2,009	-	8,762
VP of Operations (c )	2016	18,681	4,603	13,050	36,334
	2015	-	-	14,384	14,384

Cindy Payne,	TP 2016	3,451	2,113	-	5,564
CFO	2016	7,590	4,462	-	12,052
	2015	-	-	-	-

David Aichele,	TP 2016	6,140	2,009		8,149
VP of Business	2016	18,584	4,603	-	23,187
Development	2015	-	-	-	-

(a)	Healthcare costs include employer-paid medical, dental, and vision benefits generally available to all employees. Employer-paid life insurance is included and was less than $100.00 annually per executive for the transition period ended June 30, 2016 and our prior fiscal years ended March 31, 2016 and 2015.

(b)	Effective June 1, 2015, we established a 401(k) retirement savings plan, with an employer matching contribution, for all employees. We have no other plans in place and have never maintained any other plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

(c)	Mr. Boomgarden performed services for Akoustis, Inc., under an independent contractor agreement prior to his employment with the Company.

Except as indicated below, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

Outstanding Equity Awards at Fiscal Year-End

We have two compensation plans approved by our stockholders, the 2014 Stock Plan and the 2015 Equity Incentive Plan (the “2015 Plan”). The following table provides information about equity awards granted to our Named Executive Officers that were outstanding as of June 30, 2016.

	Stock Awards
	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)

Jeffrey Shealy, CEO (1)	-	-

Mark Boomgarden, VP of Operations (2)	155,682	652,308

Cindy Payne, CFO (2)	145,000	607,550

David Aichele, VP of Business Development (2)	110,000	460,900

(1)	Mr. Shealy had no outstanding option or stock awards as of June 30, 2016.

(2)	Reflects stock options and stock awards valued at the closing ask value of $4.19 as of June 30, 2016.

Employment Agreements

On June 15, 2015, we entered into a three-year employment agreement with our Chief Executive Officer, Jeffrey B. Shealy. After the initial three-year term, the agreement will be automatically renewed for successive one-year periods unless terminated by either party on at least 30 days’ written notice prior to the end of the then-current term. Mr. Shealy’s annual base salary was $150,000, subject to increase or decrease annually as determined by our Board of Directors. Effective July 4, the Board increased Mr. Shealy’s salary to $154,500. Mr. Shealy is eligible, at the discretion of our Board of Directors, to receive an annual cash bonus of up to 100% of his annual base salary, which may be based on us achieving certain operational, financial or other milestones (the “Milestones”) that may be established by our Board of Directors. Mr. Shealy is entitled to receive stock options or other equity incentive awards under the 2015 Plan as and when determined by the Board, and is entitled to receive perquisites and other fringe benefits that may be provided to, and is eligible to participate in any other bonus or incentive program established by us for, our executives. Mr. Shealy and his dependents are also entitled to participate in any of our employee benefit plans subject to the same terms and conditions applicable to other employees. Mr. Shealy will be entitled to be reimbursed for all reasonable travel, entertainment and other expenses incurred or paid by him in connection with, or related to, the performance of his duties, responsibilities or services under his employment agreement, in accordance with policies and procedures, and subject to limitations, adopted by us from time to time.

In the event that Mr. Shealy is terminated by us without Cause (as defined in his employment agreement) or he resigns for Good Reason (as defined in his employment agreement) during the term of his employment, Mr. Shealy would be entitled to (x) an amount equal to his annual base salary then in effect (payable in accordance with the Company’s normal payroll practices) for a period of 24 months commencing on the effective date of his termination (the “Severance Period”) (in the case of termination by the executive for Good Reason, reduced by any cash remuneration paid to him because of any other employment or self-employment during the Severance Period), and (y) if and to the extent the Milestones are achieved for the annual bonus for the year in which the Severance Period commences (or, in the absence of Milestones, our Board of Directors has, in its sole discretion, otherwise determined an amount of Mr. Shealy’s annual bonus for such year), an amount equal to such annual bonus pro-rated for the portion of the performance year completed before Mr. Shealy’s employment terminated, (z) any unvested stock options, restricted stock or similar incentive equity instruments will vest immediately. For the duration of the Severance Period, Mr. Shealy will also be eligible to participate in our benefit plans or programs, provided Mr. Shealy was participating in such plan or program immediately prior to the date of employment termination, to the extent permitted under the terms of such plan or program (collectively, the “Termination Benefits”). If Mr. Shealy’s employment is terminated during the term by us for Cause, by Mr. Shealy for any reason other than Good Reason or due to his death, then he will not be entitled to receive the Termination Benefits, and shall only be entitled to the compensation and benefits that shall have accrued as of the date of such termination (other than with respect to certain benefits that may be available to Mr. Shealy as a result of a Permanent Disability (as defined in his employment agreement).

On June 15, 2015, we also entered into an employment agreement with each of David M. Aichele, our Vice President of Business Development, Mark Boomgarden, our Vice President of Operations, and Cindy C. Payne, our Chief Financial Officer. Each of these employment agreements has substantially the same terms as that of Mr. Shealy described above, except as follows:

	Term	Base Salary (1)	Eligible Bonus % of Base Salary	Severance Period

David M. Aichele	2 years	$136,000	50%	6 months
Mark Boomgarden	2 years	$136,000	50%	6 months
Cindy C. Payne	2 years	$145,000	50%	6 months

In addition, in accordance with each such employment agreement, each of these executives received a restricted stock award under our 2015 Plan for the number of shares of the Company’s common stock shown below. These restricted stock awards are subject to a repurchase option in favor of the Company that lapses over a four-year period, as follows: the repurchase option on 50% of the shares will lapse at the end of two years from the date of issuance, and the repurchase option on 25% of the shares will lapse at the end of each of the third and fourth years from the date of issuance.

Number of Shares of Restricted Stock

David M. Aichele	110,000
Mark Boomgarden	38,000
Cindy C. Payne	145,000

(1) Each named executive’s salary is subject to increase or decrease annually as determined by our Board of Directors. Effective July 4, 2016, the Board increased the salaries of Mr. Aichele, Mr. Boomgarden and Ms. Payne to $140,080, $140,080 and $149,350, respectively

Under the terms of the 2015 Plan, in the event of a merger or Change in Control (as defined in the 2015 Plan) of the Company, the treatment of each outstanding restricted stock award will be determined by the Administrator (as defined in the 2015 Plan), including whether each such award will be assumed or an equivalent option or right substituted by the successor corporation. The Administrator will not be required to treat all awards similarly in the transaction. In the event that the successor corporation does not assume or substitute for the award, all restrictions on the restricted stock will lapse.

Restricted Stock Agreements

Akoustis, Inc., entered into, and upon the Merger the Company assumed, restricted stock purchase agreements with each of Steve DenBaars, Mark Boomgarden and Arthur Geiss pursuant to which Akoustis, Inc. issued to each of those individuals a number of shares of Akoustis, Inc. common stock, which in the Merger were exchanged for shares of our Common Stock as shown below. The Company has the right to repurchase some or all of such shares upon termination of the individual’s service with the Company, whether voluntary or involuntary, for 60 months from the date of termination. 25% of Mr. Geiss’ shares were released from the repurchase option on June 16, 2015, and an additional 1/48th of the shares shall be released from the repurchase option on the last day of each month thereafter, until all shares are released from the repurchase option; provided, that such scheduled releases from the repurchase option will immediately cease as of the termination of service. During the year ended June 30, 2016, the Company amended the original restricted stock agreements for certain award recipients including Messrs. DenBaars and Boomgarden. According to the amendment, 75% of the shares as to which the repurchase option had not lapsed as of September 30, 2015, shall be released from the repurchase option on the third anniversary of the original effective date of the agreement. The remaining 25% of the shares shall be released from the repurchase option on the fourth anniversary of the original effective date, provided that such scheduled releases from the repurchase option will immediately cease as of the termination of service.

The number of shares subject to these repurchase agreements as of June 30, 2016 are:

Steve DenBaars	44,562
Mark Boomgarden	115,454
Arthur Geiss	11,647

Director Compensation

We believe that our director compensation policy aligns the interest of our non-employee directors with that of our stockholders by compensating each such director with stock option grants. Each director upon commencement of his or her service receives an option to purchase 40,000 shares of Common Stock, which vests over four years in equal annual installments, subject to continuation of service as a director. Our policy also is to reimburse these directors for reasonable out-of-pocket expenses related to their role on our board.

The table below summarizes all compensation received by each of the Company’s non-employee directors for services as a director performed during the three-month transition period ended June 30, 2016 and our prior fiscal year ended March 31, 2016.

Name	Fiscal Year	Option awards ($)(1)	All other compensation ($)	Total ($)

Arthur E. Geiss (2)	TP 2016	–	4,012	4,012
	2016	27,931	9,462	37,393

Jerry D. Neal	TP 2016	–	–	–
	2016	27,931	–	27,931

Steven P. DenBaars	TP 2016	–	–	–
	2016	27,931	–	27,931

Jeffrey K. McMahon	TP 2016	–	–	–
	2016	27.931	–	27,931

(1)	Options were granted under our 2015 Plan following the Merger to each of our four non-employee directors to purchase 40,000 shares of our Common Stock, with an exercise price of $1.50 per share, vesting in equal annual installments over four years and exercisable until May 22, 2025.

(2)	Mr. Geiss received $4,012 and $9,462 in compensation for consulting services provided by his consulting firm, AEG Consulting, for the three-month transition period ended June 30, 2016 and the year ended March 31, 2016, respectively.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our Common Stock that may be acquired upon exercise of stock options or warrants that are currently exercisable or that become exercisable within 60 days after October 25, 2016 (the “Determination Date”) are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our Common Stock indicated as beneficially owned by them.

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of the Determination Date by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. For shares subject to repurchase options, as indicated in the notes to the table below, see “Item 11-Executive Compensation” above for a description of the repurchase option. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Merger, to our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)(2)	Percent of class (3)

Jeffrey B. Shealy, Chief Executive Officer, Director(4)	3,466,586	21.9%
David M. Aichele, Vice President of Business Development(5)	136,250	*
Mark Boomgarden, Vice President of Operations(6)	243,291	1.5%
Cindy C. Payne, Chief Financial Officer(7)	184,375	1.2%
Steven P. DenBaars, Director(8)(9)	275,858	1.7%
Arthur E. Geiss, Director, Co-Chairman of the Board(8)(10)	66,306	*
Jeffrey K. McMahon, Director(8) (11)	541,888	3.4%
Jerry D. Neal, Director, Co-Chairman of the Board(8) (11)	157,000	1.0%
All directors and executive officers as a group (8 persons)(12)	5,071,554	31.9%

Mark Tompkins
App 1, Via Guidino 23
Lugano 6900, Switzerland	2,385,706	15.1%

*Less than 1%

(1)	Unless otherwise indicated in the table, the address for each person named in the table is c/o Akoustis Technologies, Inc., 9805 Northcross Center Court, Suite H, Huntersville, NC 28078.

(2)	Unless otherwise indicated in the table, the shares are held directly by the beneficial owner.

(3)	Applicable percentage ownership is based on 15,836,981 shares of Common Stock outstanding as of the Determination Date, together with securities exercisable for or convertible into shares of Common Stock within 60 days after the Determination Date, for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(4)	Includes 36,000 restricted shares that are subject to a repurchase option.

(5)	Includes 130,000 restricted shares that are subject to a repurchase option.

(6)	Includes 135,454 restricted shares that are subject to a repurchase option.

(7)	Includes 175,000 restricted shares that are subject to a repurchase option.

(8)	Includes 10,000 shares of Common Stock issuable upon exercise of an option that vested in May 2016 and is exercisable until May 22, 2025.

(9)	Includes 66,562 restricted shares that are subject to a repurchase option.

(10)	Includes 33,647 restricted shares that are subject to a repurchase option.

(11)	Includes 22,000 restricted shares that are subject to a repurchase option.

(12)	Includes 620,663 restricted shares that are subject to a repurchase option.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

SEC rules require us to disclose any transaction or currently proposed transaction in which the Company is a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000.00 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons. Set forth below is a description of such related-party transactions that occurred during the transition period.

The description set forth above under the caption, “Business-The 2016 Offering” is incorporated herein by reference. Certain of our directors and officers participated in the 2016 Offering. Specifically:

•	Our CEO, Jeffrey Shealy, purchased 93,750 shares of Common Stock for an aggregate purchase price of $150,000.

•	Mark Boomgarden, our Vice President of Operations, purchased 6,250 shares of Common Stock for an aggregate purchase price of $10,000.

•	Jeffrey K. McMahon, one of our directors, purchased 35,000 shares of Common Stock for $56,000.

•	Jerry Neal, one of our directors and Co-Chairman of our Board of Directors, purchased 125,000 shares of Common Stock for an aggregate purchase price of $200,000.

•	Arthur Geiss, one of our directors and Co-Chairman of our Board of Directors, purchased 10,000 shares of Common Stock for an aggregate purchase price of $16,000.

•	Cindy Payne, our Chief Financial Officer, purchased 9,375 shares of Common Stock for an aggregate purchase price of $15,000.

•	Dave Aichele, our VP of Business Development, purchased 6,250 shares of Common Stock for an aggregate purchase price of $10,000.

In addition, Mark Tompkins, who beneficially owned approximately 2,385,706 shares of our Common Stock as of October 25, 2016, participated in the 2016 Offering, purchasing 250,000 shares of Common Stock for $400,000.

AEG Consulting, a firm owned and operated by Arthur Geiss, a Co-Chairman of the Board, received $4,012 and $9,462 for consulting fees for the three-month transition period ended June 30, 2016 and the year ended March 31, 2016, respectively.

In March 2016, the Company purchased inventory from Big Red LLC (“Big Red”), a company formed by our CEO, Jeffrey Shealy, Richard Shealy, the brother of the Company’s CEO, Mark Boomgarden, VP of Operations, and Greenstone, LLC. Specifically, the Company purchased amplifier inventory for $44,000 so that it could pursue commercialization of such inventory. The Company will use this inventory and related technology to process and sell the amplifiers. Jeff Shealy and Mark Boomgarden assigned their interests in “Big Red” to other parties in March of 2016.

In April 2016, the Company entered into a license agreement with Big Red. The license agreement was executed so that the Company could pursue commercialization of the amplifier inventory purchased from Big Red in March 2016. The Company will utilize this inventory and related technology to process and sell the amplifiers. Future revenue from Company sales utilizing the amplifier technology will result in a license fee paid to Big Red according to the following schedule:

Net Sales	Royalty Percentage
$0 - $500,000	5.00%
$500,000 - $1,000,000	4.00%
$1,000,000 - $2,000,000	3.50%
$2,000,000 – $5,000,000	3.00%
$5,000,001 and over	2.00%

The Board of Directors considered the above transactions in reaching its determination regarding the independence of our directors, See “Director Independence” under “Item 10-Directors, Executive Officers and Corporate Governance.”

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

The aggregate fees billed to us by Marcum LLP, our principal accountant, for services rendered for the transition period ended June 30, 2016 and our prior fiscal years ended March 31, 2016 and 2015, are set forth in the table below:

Fee Category	Transition Period ended June 30, 2016(1)	Fiscal year ended March 31, 2016	Fiscal year ended March 31, 2015

Audit fees (2)	$45,253	$109,458	$31,629
Audit-related fees (3)	13,692	26,583	-
Tax fees (4)	13,705	34,037	-
All other fees	-	-	-

Total fees	$72,650	$170,078	$31,629

(1)	Fees included in the Transition period ended June 30, 2016 include the fees for the audit of the three-month transition period as well as the audit of the year ended June 30, 2016.

(2)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(3)	Audit-related fees are related to the review of the selling stockholder Registration Statement related to the 2015 Offering and review of the Form 8-K filing associated with the Merger.

(4)	Tax fees consist of fees billed for tax return preparation.

Pre-Approval Practice

At this time, our Board does not have an Audit Committee. The members of our Board of Directors are directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged by us for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such registered public accounting firm must report directly to the members of our Board of Directors. The members of our Board of Directors must approve in advance all audit, review and attest services and all permissible non-audit services (including, in each case, the engagement fees therefore and terms thereof) to be performed by our independent auditors, in accordance with applicable laws, rules and regulations. Accordingly, our Board of Directors has adopted procedures for the pre-approval of services to be performed by the independent public accountants.

Pursuant to this pre-approval policy, the Board of Directors will consider, at least annually, and approve the terms of the audit engagement. At each regularly scheduled Board meeting, the directors will review both a report summarizing the services, provided or anticipated to be provided by the auditor and the related fees and costs, and a listing of newly requested services subject to pre-approval since its last regularly scheduled meeting. Any proposed engagement relating to permissible non-audit services must be presented to the Board of Directors and pre-approved on a case-by-case basis, prior to the performance of the auditor. In addition, particular categories of permissible non-audit services that are recurring may be pre-approved by the Board of Directors subject to preset fee limits. The Board of Directors reviews requests for the provision of audit and non-audit services by the Company’s independent public accountants and determines if they should be approved. Such requests could be approved either at a meeting of the Board of Directors or upon approval by an independent director, if such responsibility has been delegated by the Board and if approval is needed between Board meetings. Any such interim approvals must be reported to the Board of Directors at its next scheduled meeting. Prior to approving any services, the Board of Directors considers whether the provision of such services is consistent with the SEC’s and the PCAOB’s rules on auditor independence and is compatible with maintaining the independence of the Company’s public accountants.

All fees related to audit, audit-related, tax, and other permitted non-audit services will be pre-approved by the Board of Directors.

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

Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as a part of this Transition Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKOUSTIS TECHNOLOGIES, INC.

Dated: October 31, 2016	By:	/s/ Jeffrey B. Shealy
Jeffrey B. Shealy
President and Chief Executive Officer

	By:	/s/ Cindy C. Payne
Cindy C. Payne
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey B. Shealy	Chief Executive Officer (Principal	October 31, 2016
Jeffrey B. Shealy	Executive Officer), Director

/s/ Cindy C. Payne	Chief Financial Officer (Principal	October 31, 2016
Cindy C. Payne	Financial and Accounting Officer)

/s/ Arthur E. Geiss	Co-Chairman of the Board	October 31, 2016
Arthur E. Geiss

/s/ Jerry D. Neal	Co-Chairman of the Board	October 31, 2016
Jerry D. Neal

/s/ Steven P. DenBaars	Director	October 31, 2016
Steven P. DenBaars

/s/ Jeffrey K. McMahon	Director	October 31, 2016
Jeffrey K. McMahon

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of June 30, 2016, June 30, 2015, March 31, 2016 and March 31, 2015	F-3

Consolidated Statements of Operations for the three months ended June 30, 2016, the year ended June 30, 2016 and 2015, the year ended March 31, 2016 and for the period from May 12, 2014 (inception) through March 31, 2015	F-4

Consolidated Statement of Changes in Stockholders’ Equity for the period from May 12, 2014 (inception) through June 30, 2016	F-5

Consolidated Statements of Cash Flows for the three months ended June 30, 2016, the year ended June 30, 2016 and 2015, the year ended March 31, 2016 and for the period from May 12, 2014 (inception) through March 31, 2015	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Akoustis Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Akoustis Technologies, Inc. (the “Company”) as of June 30, 2016 and 2015, and March 31, 2016 and 2015, and the related consolidated statements of operations and cash flows for the three months ended June 30, 2016, the years ended June 30, 2016 and 2015, the year ended March 31, 2016 and the period from May 12, 2014 (inception) through March 31, 2015, and the consolidated statement of changes in stockholders’ equity for the period from May 12, 2014 (inception) through June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Akoustis Technologies, Inc., as of June 30, 2016 and 2015, and March 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the three months ended June 30, 2016, the years ended June 30, 2016 and 2015, the year ended March 31, 2016 and the period from May 12, 2014 (inception) through March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

Marcum llp

New York, NY
October 31, 2016

Akoustis Technologies, Inc.

Consolidated Balance Sheets

	June 30,	June 30,	March 31,	March 31,
	2016	2015	2016	2015
Assets

Assets:
Cash and cash equivalents	$4,155,444	$4,329,496	$2,730,105	$687,739
Inventory	43,544	-	43,544	30,521
Prepaid expenses	54,818	59,812	59,461	19,000
Total current assets	4,253,806	4,389,308	2,833,110	737,260

Property and equipment, net	206,985	81,641	182,910	65,512

Intangibles, net	71,233	31,077	60,649	26,966

Other assets	10,715	10,715	10,715	2,715
Total Assets	$4,542,739	$4,512,741	$3,087,384	$832,453

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$543,646	$122,514	$367,290	$58,439
Convertible notes payable	-	-	-	655,000
Total current liabilities	543,646	122,514	367,290	713,439

Long-term Liabilities:
Derivative liabilities	1,322,729	205,144	313,709	-

Total Liabilities	1,866,375	327,658	680,999	713,439

Commitments and contingencies

Stockholders' Equity
Preferred Stock, par value $0.001: 10,000,000 shares authorized; none issued and outstanding	-	-	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 15,375,981, 12,469,084, 13,615,440 and 5,493,200 shares issued and outstanding at June 30, 2016, June 30, 2015, March 31, 2016 and March 31, 2015, respectively	15,376	12,469	13,615	5,493
Additional paid in capital	9,335,801	5,441,260	6,549,946	559,870
Accumulated deficit	(6,674,813)	(1,268,646)	(4,157,176)	(446,349)
Total Stockholders' Equity	2,676,364	4,185,083	2,406,385	119,014
Total Liabilities and Stockholders' Equity	$4,542,739	$4,512,741	$3,087,384	$832,453

See accompanying notes to the consolidated financial statements

Akoustis Technologies, Inc.

Consolidated Statements of Operations

					For the Period from
	For the Three Months Ended	For the Year Ended	For the Year Ended	For the Year Ended	May 12, 2014 (Inception) through
	June 30, 2016	June 30, 2016	June 30, 2015	March 31, 2016	March 31, 2015

Revenue	$-	$-	$-	$-	$-

Operating expenses
Research and development	709,314	1,758,701	470,987	1,222,194	244,635
General and administrative expenses	968,734	2,935,299	920,031	2,647,800	339,214
Total operating expenses	1,678,048	4,694,000	1,391,018	3,869,994	583,849

Loss from operations	(1,678,048)	(4,694,000)	(1,391,018)	(3,869,994)	(583,849)

Other income (expense)
Grant income	20,500	254,834	167,499	264,333	137,500
Other income	-	500	-	500	-
Interest income	186	1,339	175	1,328	-
Change in fair value of derivative liabilities	(860,275)	(968,840)	1,571	(106,994)	-
Total other income (expense)	(839,589)	(712,167)	169,245	159,167	137,500

Net loss	$(2,517,637)	$(5,406,167)	$(1,221,773)	$(3,710,827)	$(446,349)

Net loss per common share - basic and diluted	$(0.17)	$(0.40)	$(0.20)	$(0.32)	$(0.08)

Weighted average common shares outstanding-basic and diluted	15,111,088	13,349,482	6,240,780	11,702,313	5,493,200

See accompanying notes to the consolidated financial statements

Akoustis Technologies, Inc.

Consolidated Statement of Changes in Stockholders' Equity

For the Period from May 12, 2014 (Inception) through June 30, 2016

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Stockholders' Equity

Balance May 12, 2014 (Inception)	-	$-	$-	$-	$-

Common stock issued to founders	3,017,203	3,016	(3,015)	-	1

Common stock issued for cash	134,504	135	34,865	-	35,000

Preferred shares issued for cash	1,717,635	1,718	528,282	-	530,000

Common stock issued for services	623,858	624	(262)	-	362

Net loss for the period May 12, 2014 (Inception) to March 31, 2015	-	-	-	(446,349)	(446,349)
Balance, March 31, 2015	5,493,200	5,493	559,870	(446,349)	119,014

Common stock issued for cash, net of issuance costs	3,362,104	3,362	4,238,265	-	4,241,627

Warrants issued to underwriter	-	-	(206,715)	-	(206,715)

Common stock issued upon conversion of notes	436,806	437	654,563	-	655,000

Recapitalization	3,000,005	3,000	(3,000)	-	-

Common stock issued for services	176,969	177	198,277	-	198,454

Net loss for the period April 1, 2015 to June 30, 2015	-	-	-	(822,297)	(822,297)
Balance, June 30, 2015	12,469,084	12,469	5,441,260	(1,268,646)	4,185,083

Common stock issued for cash, net of issuance costs	494,125	494	769,193	-	769,687

Common stock issued for services	652,231	652	339,493	-	340,145

Net loss for the period July 1, 2015 to March 31, 2016	-	-	-	(2,888,530)	(2,888,530)
Balance, March 31, 2016	13,615,440	13,615	6,549,946	(4,157,176)	2,406,385

Common stock issued for cash, net of issuance costs	1,745,875	1,746	2,561,150	-	2,562,896

Warrants issued to underwriter	-	-	(165,719)	-	(165,719)

Common stock issued for services	8,000	8	363,457	-	363,465

Issuance of common stock from exercise of warrants	6,666	7	9,993	-	10,000

Transfer of warrant derivatives from liability to equity classification	-	-	16,974	-	16,974

Net loss for the three months ended June 30, 2016	-	-	-	(2,517,637)	(2,517,637)
Balance, June 30, 2016	15,375,981	$15,376	$9,335,801	$(6,674,813)	$2,676,364

See accompanying notes to the consolidated financial statements

Akoustis Technologies, Inc.

Consolidated Statements of Cash Flows

					For the Period from
	For the Three Months Ended	For the Year Ended	For the Year Ended	For the Year Ended	May 12, 2014 (Inception) through
	June 30, 2016	June 30, 2016	June 30, 2015	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,517,637)	$(5,406,167)	$(1,221,773)	$(3,710,827)	$(446,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,425	34,828	8,090	26,035	5,675
Amortization of intangibles	1,131	3,339	1,550	2,714	1,044
Share-based compensation	435,642	849,625	231,909	639,644	6,219
Change in fair value of derivative liabilities	860,275	968,840	(1,571)	106,994	-
Changes in operating assets and liabilities:
Inventory	-	(43,544)		(13,023)	(30,521)
Prepaid expenses	4,643	4,994	(59,812)	(40,461)	(19,000)
Other assets	-	-	(8,715)	(8,000)	(2,715)
Accounts payable and accrued expenses	104,179	275,116	70,278	207,806	52,582
Net Cash Used In Operating Activities	(1,100,342)	(3,312,969)	(980,044)	(2,789,118)	(433,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(35,500)	(160,172)	(80,275)	(143,433)	(71,187)
Cash paid for intangibles	(11,715)	(43,495)	(31,452)	(36,397)	(28,010)
Net Cash Used In Investing Activities	(47,215)	(203,667)	(111,727)	(179,830)	(99,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from promissory note	-	-	30,000	-	30,000
Repayment of promissory note	-	-	(30,000)	-	(30,000)
Proceeds from issuance of common stock	2,562,896	3,332,584	4,276,627	5,011,314	35,001
Proceeds from issuance of preferred stock	-	-	-	-	530,000
Proceeds from the exercise of warrants	10,000	10,000	-	-	-
Proceeds received from convertible note	-	-	655,000	-	655,000
Net Cash Provided By Financing Activities	2,572,896	3,342,584	4,931,627	5,011,314	1,220,001

Net Increase (decrease) in Cash	1,425,339	(174,052)	3,839,856	2,042,366	687,739

Cash - Beginning of Period	2,730,105	4,329,496	489,640	687,739	-

Cash - End of Period	$4,155,444	$4,155,444	$4,329,496	$2,730,105	$687,739

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-	$-	$-	$-
Interest	$-	$-	$984	$-	$984

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock compensation payable	$72,177	$146,016	$33,063	$101,045	$5,857
Warrants issued for stock issuance costs	$165,719	$165,719	$206,715	$206,715	$-
Conversion of convertible notes into common stock	$-	$-	$655,000	$655,000	$-
Reclassification of derivative liability to additional paid in capital	$16,974	$-	$-	$-	$-

See accompanying notes to the consolidated financial statements

AKOUSTIS TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

June 30, 2016

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

The Merger was accounted for as a “reverse merger,” and Akoustis, Inc., was deemed to be the accounting acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Merger will be those of Akoustis, Inc. and will be recorded at the historical cost basis, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of Akoustis, Inc., historical operations of the Company, and operations of the Company and its subsidiaries from the closing date of the Merger. As a result of the issuance of the shares of the Company’s Common Stock pursuant to the Merger, a change in control of the Company occurred as of the date of consummation of the Merger. The Merger is intended to be treated as a tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended. All historical share amounts of the accounting acquirer were retrospectively recast to reflect the share exchange.

Also on May 22, 2015, the Company changed its fiscal year from a fiscal year ending on July 31 of each year to one ending on March 31 of each year. On August 11, 2016, the Board of Directors adopted a resolution to change the fiscal year end from March 31 to June 30.

Since inception through June 30, 2016, the Company has not generated any revenue from operations and has accumulated losses of $6,674,813.

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

On August 6, 2015, the Company filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 for the public offering by selling stockholders of up to 7,876,310 shares of its Common Stock (which includes outstanding shares of Common Stock, shares underlying warrants and shares that may become issuable pursuant to an anti-dilution provision applicable to certain of the outstanding shares) pursuant to registration rights granted in connection with the 2015 Offering. The SEC declared the Form S-1 effective on October 20, 2015.

The 2016 Offering

On March 10, 2016, the Company held a closing of a private placement offering (the “March 2016 Offering”) in which it sold 494,125 shares of Common Stock at a fixed purchase price of $1.60 per share (the “2016 Offering Price”), for aggregate gross proceeds of $790,600 (before deducting legal expenses of $20,913 for the March 2016 Offering).

On April 14, 2016, the Company held closings of a private placement offering (the “April 2016 Offering”) in which the Company sold 1,741,185 shares of Common Stock at a fixed purchase price of $1.60 per share (the “2016 Offering Price”), for aggregate gross proceeds of $2,785,896 (before deducting expenses of $223,000 for legal services and agent commissions of the April 2016 Offering).

Investors in the shares were given anti-dilution protection with respect to the shares of Common Stock sold in the April 2016 Offering such that if, during the period from the closing of the April 2016 Offering until 90 days after the date on which the registration statement that the Company is required to file under a Registration Rights Agreement with the  investors is declared effective by the SEC, the Company shall issue additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions, including but not limited to issuances of awards under the Company’s 2015 Equity Incentive Plan and certain issuances of securities in connection with credit arrangements, equipment financings, lease arrangements or similar transactions) for a consideration per share less than the 2016 Offering Price (as adjusted for any subsequent stock dividend, stock split, distribution, recapitalization, reclassification, reorganization or similar event) (the “Lower Price”), each such investor will be entitled to receive from the Company additional shares of Common Stock in an amount such that, when added to the number of shares of Common Stock initially purchased by such investor, will equal the number of shares of Common Stock that such investor’s Offering subscription amount would have purchased at the Lower Price. As of mid-October 2016, the anti-dilution rights expired.

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

Note 2.  Going Concern and Management Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2016, the Company had working capital of $3,710,160 and an accumulated deficit of $6,674,813.  The Company has not generated any revenues from operations and incurred net losses since inception. As of June 30, 2016, the Company had cash and cash equivalents of $4,155,444. The Company estimates that the $2.8 million of cash and cash equivalents as of October 25, 2016 and the future receipts from National Science Foundation/Small Business Innovation Research (“NSF/SBIR”) grants already awarded will be sufficient to fund its operations through March 31, 2017. In order to fund operations past that date, the Company will need to raise additional capital, through the sale of additional equity securities, through additional grants, or otherwise, to support future operations. There is no assurance that the Company’s projections and estimates are accurate. Although the Company is actively managing and controlling the Company’s cash outflows to mitigate these risks, these matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2016, June 30, 2015, March 31, 2016 and March 31, 2015, the Company had cash and cash equivalents of $4,155,444, $4,329,496, $2,730,105 and $687,739, respectively. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits.

Inventory

Inventory is stated at lower of cost or market using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at June 30, 2016, June 30, 2015, March 31, 2016 and March 31, 2015:

	June 30, 2016	June 30, 2015	March 31, 2016	March 31, 2015
Finished goods held for resale	$43,544	$-	$43,544	$-
Raw materials	-	-	-	30,521
	$43,544	$-	$43,544	$30,521

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight–line method on the various asset classes over their estimated useful lives, which range from three to ten years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred.

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

Based on its assessments, the Company did not record any impairment charges for the three months ended June 30, 2016, the years ended June 30, 2016, June 30, 2015 and March 31, 2016 and the period May 12, 2014 (Inception) through March 31, 2015.

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

Grant income

During the three months ended June 30, 2016, the Company received grant funds of $20,500. During the years ended June 30, 2016, June 30, 2015, March 31, 2016 and the period from May 12, 2014 (inception) through March 31, 2015, the Company received grant funds of $254,834, $167,499, $264,333 and $137,500, respectively. The Company recognizes nonrefundable grant revenue when it is received and reports this revenue as “Grant income” on the consolidated statements of operations.

Research and Development

Research and development expenses are charged to operations as incurred.

Advertising and marketing costs

The Company expenses advertising and marketing costs as incurred. These amounts were immaterial for the three months June 30, 2016, the years ended June 30, 2016, June 30, 2015, March 31, 2016 and the period from May 12, 2014 (inception) through March 31, 2015.

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

Income taxes

The Company applies the elements of ASC 740–10 “Income Taxes” regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of March 31, 2016, no liability for unrecognized tax benefits was required to be reported. The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision on the Statement of Operations. There was no interest and penalties for the periods ended June 30, 2016, June 30, 2015, March 31, 2016 and March 31, 2015.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to Common Stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of Common Stock equivalents. In periods when losses are reported, which is the case for the three months ended June 30, 2016, the years ended June 30, 2016, June 30, 2015 and March 31, 2016 and the period May 12, 2014 (Inception) through March 31, 2015 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes Common Stock equivalents because their inclusion would be anti-dilutive.

The Company had the following Common Stock equivalents at June 30, 2016, June 30, 2015, March 31, 2016 and 2015:

	June 30, 2016	June 30, 2015	March 31, 2016	March 31, 2015
Options	160,000	160,000	160,000	—
Warrants	471,697	324,650	324,650	—
Totals	631,697	484,650	484,650	—

Shares outstanding

Shares outstanding include shares of restricted stock with respect to which restrictions have not lapsed. Restricted stock included in reportable shares outstanding was 1,361,055, 546,886, 1,353,055 shares and 623,855 shares as of June 30, 2016, June 30, 2015, March 31, 2016 and March 31, 2015, respectively. Shares of restricted stock are included in the calculation of weighted average shares outstanding.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The update addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted only for certain portions of the ASU related to financial liabilities. The Company is currently evaluating the impact of the provisions of this new standard on the consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15 (ASU 2016-15), “Classification of Certain Cash Receipts and Cash Payments”. This update provides guidance on how to record eight specific cash flow issues. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and a retrospective transition method to each period should be presented. The Company is currently evaluating the effect of this update on its consolidated financial statements.

Subsequent events

The Company has evaluated events that occurred subsequent to June 30, 2016 and through the date the consolidated financial statements were issued.

Note 4. Property and equipment

Property and equipment consisted of the following:

	Estimated Useful Life	June 30, 2016	June 30, 2015	March 31, 2016	March 31, 2015
Research and development equipment	3 – 10 years	$226,372	$70,091	$192,672	$66,095
Computer equipment	5 years	16,783	12,892	14,983	4,367
Furniture and fixtures	5 – 10 years	3,725	3,725	3,725	725
Leasehold improvements	*	3,240	3,240	3,240	—
		250,120	89,948	214,620	71,187
Less: Accumulated depreciation		(43,135)	(8,307)	(31,710)	(5,675)
Total		$206,985	$81,641	$182,910	$65,512

(*) Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever period is shorter.

The Company recorded depreciation expense of $11,425 for three months ended June 30, 2016. The Company recorded depreciation expense of $34,828, $8,090, $26,035 and $5,675 for the years ended June 30, 2016, June 30, 2015 and March 31, 2016 and the period May 12, 2014 (Inception) through March 31, 2015, respectively.

Note 5. Intangible assets

The Company’s intangible assets consisted of the following:

	Estimated useful life	June 30, 2016	June 30, 2015	March 31, 2016	March 31, 2015
Patents	15 years	$74,562	$31,067	$62,847	$26,450
Less: Accumulated amortization		(4,889)	(1,550)	(3,758)	(1,044)
Subtotal		69,673	29,517	59,089	25,406
Trademarks	—	1,560	1,560	1,560	1,560
Intangible assets, net		$71,233	$31,077	$60,649	$26,966

The Company recorded amortization expense of $1,131 for three months ended June 30, 2016. The Company recorded amortization expense of $3,339, $1,550, $2,714 and $1,044, for the years ended June 30, 2016, June 30, 2015 and March 31, 2016 and the period May 12, 2014 (Inception) through March 31, 2015, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

June 30,
2017	$4,921
2018	4,921
2019	4,921
2020	4,921
2021	4,921
Thereafter	45,068
$69,673

Note 6. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at June 30, 2016, June 30, 2015, March 31, 2016 and March 31, 2015:

	June 30, 2016	June 30, 2015	March 31, 2016	March 31, 2015
Accounts payable	$73,400	$20,454	$49,011	$157
Accrued salaries and benefits	21,376	44,365	43,323	-
Accrued bonuses	126,575	-	93,141	-
Accrued stock-based compensation	179,079	33,063	106,902	5,857
Other accrued expenses	143,216	24,632	74,913	52,425
Totals	$543,646	$122,514	$367,290	$58,439

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

Note 8. Derivative Liabilities

Upon closing of the private placement transactions on May 22, 2015 and June 9, 2015, the Company issued 298,551 and 26,099 warrants, respectively, to purchase Common Stock with an exercise price of $1.50 and a five-year term to the placement agent. Upon closing of the April 2016 Offering, the Company issued 153,713 warrants to purchase Common Stock with an exercise price of $1.60 and a five-year term to the placement agent shares of Common Stock. The Company identified certain put features embedded in the warrants that potentially could result in a net cash settlement, requiring the Company to classify the warrants as a derivative liability.

Level 3 Financial Liabilities – Derivative warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of June 30, 2016:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$1,322,729	$—	$—	$1,322,729	$1,322,729

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of June 30, 2015:

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period April 1, 2015 ended June 30, 2016:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, April 1, 2015	$—
Issuance of derivative warrant liabilities	206,715
Change in fair value of derivative warrants	(1,571)
Balance, June 30, 2015	205,144
Change in fair value of derivative warrants	108,565
Balance, March 31, 2016	313,709
Issuance of derivative warrants	165,719
Transfer from liability to equity classification due to exercise	(16,974)
Change in fair value of derivative warrant liabilities	860,275
Balance, June 30, 2016	$1,322,729

The fair value of the derivative feature of the warrants on the issuance dates and at the balance sheet date were calculated using a binomial option model valued with the following weighted average assumptions:

	May 22, 2015	June 9, 2015	June 30, 2015	March 31, 2016	April 14, 2016	June 30, 2016
Risk free interest rate	1.57%	1.74%	1.63%	1.04%	1.08%	1.01%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected volatility	47%	47%	47%	41%	44%	39%
Remaining term (years)	5.0	5.0	4.89 – 4.94	4.15 – 4.19	5.0	3.89 – 4.79

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

During the three months ended June 30, 2016, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $860,275, relating to the change in fair value.

During the years ended June 30, 2016, June 30, 2015 and March 31, 2016, the Company marked the derivative feature of the warrants to fair value and recorded a gain (loss) of $(968,840), $1,571 and $(106,994), respectively, relating to the change in fair value.

Note 9.  Concentrations

For the three months ended June 30, 2016, four vendors represented 32%, 16%, 15% and 13% of the Company’s purchases.

For the year ended June 30, 2016, two vendors represented 28% and 14% of the Company’s purchases. For the year ended June 30, 2015, two vendors represented 31% and 19% of the Company’s purchases. For the year ended March 31, 2016, one vendor represented 10% of the Company’s purchases. For the period May 12, 2014 (Inception) through March 31, 2015, three vendors represented 46%, 17% and 10% of the Company’s purchases.

Note 10. Stockholders’ Equity

On April 15, 2015, the Company authorized the execution and filing of Amended and Restated Articles of Incorporation with the Nevada Secretary of State, which among other things, authorized the increase in the number of authorized shares of capital stock from 75,000,000 shares of Common Stock to 310,000,000 total shares consisting of (a) 300,000,000 shares of par value $0.001 Common Stock and (b) 10,000,000 of $0.001 par value "blank check" preferred stock. As of June 30, 2016, June 30, 2015, March 31, 2016 and March 31, 2015, there were no shares of preferred stock issued and outstanding.

As a result of the Merger, an aggregate of 5,500,006 shares of the Company’s Common Stock were issued to the holders of Akoustis Inc. stock.

In connection with the Split-Off Agreement, the Company transferred all pre-Merger assets and liabilities to the Company’s pre-Merger majority stockholder, in exchange for the surrender by him and cancellation of 9,854,019 shares of the Company’s Common Stock. These cancelled shares resumed the status of authorized but unissued shares of the Company’s Common Stock. The remaining shareholders of the Company owned 3,000,005 shares of Common Stock shown as a recapitalization on the Consolidated Statement of Stockholders’ Equity.

On May 22, 2015, the Company issued 100,000 shares of Common Stock for professional services provided. These shares were expensed in the Consolidated Statement of Operations for the grant date fair value of $150,000.

During December 2015, 230,000 restricted shares were granted to two consultants pursuant to a one-year investor relations agreement with a fair value of $963,700 at June 30, 2016. The restricted shares will vest over the life of the consulting agreement. As of June 30, 2016, the Company had $757,492 in unrecognized stock-based compensation expense related to the unvested shares.

In March 2016, the above consulting agreements originally executed in December 2015 were amended so that the consultants would receive shares of Common Stock over the remaining term of the agreement in lieu of the monthly cash retainer.  Pursuant to the amended agreement, the Company granted 60,000 restricted shares to the two consultants with a fair value of $251,400 at June 30, 2016. The restricted shares will vest over the remaining life of the consulting agreement. As of June 30, 2016, the Company had $179,614, in unrecognized stock based compensation expense related to the unvested shares.

In relation to the above consulting agreements for the three months ended June 30, 2016, the years ended June 30, 2016, June 30, 2015, March 31, 2016 and the period May 12, 2014 (Inception) through June 30, 2015 the Company recorded stock–based compensation expense for the shares that have vested, which is a component of general and administrative expenses in the Consolidated Statement of Operations as follows:

		Stock Based Compensation
						For the Period from
		For the Three Months Ended	For the Year Ended	For the Year Ended	For the Year Ended	May 12, 2014 (Inception) through
	Shares Issued	June 30, 2016	June 30, 2016	June 30, 2015	March 31, 2016	March 31, 2015

December 2015	230,000	$206,208	$342,811	$-	$136,603	$-
March 2016	60,000	59,653	71,786	-	12,133	-
	290,000	$265,861	$414,597	$-	$148,736	$-

As further discussed in Note 1, the Company issued 3,362,104 shares of Common Stock in connection with the private placement in May and June 2015.

As discussed in Note 1, on March 10, 2016, the Company held a closing of a private placement offering (the “March 2016 Offering”) in which it sold 494,125 shares of Common Stock at a fixed purchase price of $1.60 per share (the “2016 Offering Price”), for aggregate gross proceeds of $790,600 (before deducting legal expenses of the March 2016 Offering).

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

As of June 30, 2016, June 30, 2015, March 31, 2016 and 2015, the Company had 15,375,981, 12,469,084, 13,615,440 and 5,493,200 common shares issued and outstanding, respectively.

Stock incentive plan

2014 Stock Plan

On June 14, 2014, the Board of Directors of Akoustis Inc. adopted, and on the same date its stockholders approved, the 2014 Stock Plan which reserved a total of 1,950 shares of Common Stock of Akoustis, Inc. for issuance. The 2014 Stock Plan authorized the grant to participants of incentive stock options, nonstatutory stock options, and restricted stock awards. Shares issued under the 2014 Plan and later forfeited to the Company due to the failure to vest or repurchased by the Company at the original purchase price paid to the Company for such shares, were available for future awards.

Vesting of all shares under the 2014 Stock Plan was determined by the plan administrator on a grant-by-grant basis. The typical vesting schedule provided that 25% of the shares subject to the award would vest on the first year anniversary of the date of grant, and 1/48th of the total number of shares awarded would vest on a monthly basis thereafter.

From June 14, 2014 to May 22, 2015, the date of the Merger, Akoustis Inc. issued restricted stock awards representing an aggregate of 1,925 shares of common stock of Akoustis Inc. to employees and contractors under the 2014 Stock Plan. On May 22, 2015, each of the 1,925 shares of common stock issued under the 2014 Stock Plan was exchanged for 324.082 shares of the Company’s Common Stock with the same vesting schedule applicable to the exchanged shares. Although as of May 22, 2015 there were 8,102 shares available for issuance under the 2014 Stock Plan (each of the 25 common shares remaining converted into 324.082 remaining shares of the Company), the Company no longer intends to grant awards under the 2014 Stock Plan.

2015 Equity Compensation Plan

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

Options granted under the Plan vest as determined by the Company’s board of directors and expire over varying terms, but not more than seven years from the date of grant. In the case of an Incentive Stock Option that is granted to a 10% shareholder on the date of grant, such Option shall not be exercisable after the expiration of five years from the date of grant. The 160,000 options were issued to four non-employee directors in May 2015.

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

The following is a summary of the option activity:

	Options	Weighted Average Exercise Price

Outstanding – April 1, 2015	—	$—
Exercisable –April 1, 2015	—	—
Granted	160,000	1.50
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding – June 30, 2015	160,000	$1.50
Exercisable – June 30, 2015	—	$—
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding – March 31, 2016	160,000	$1.50
Exercisable – March 31, 2016	—	$—
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding – June 30, 2016	160,000	$1.50
Exercisable – June 30, 2016 (1)	40,000	$1.50

As of June 30, 2016, the total intrinsic value of options outstanding and exercisable was $430,400 and $107,600, respectively. As of June 30, 2016, the Company has $80,732 in unrecognized stock based compensation expense attributable to the outstanding options which will be amortized over a period of 2.89 years.

For the three months ended June 30, 2016, the Company recorded $6,964 in stock-based compensation related to stock options which is reflected in the consolidated statements of operations.

For the years ended June 30, 2016, June 30, 2015, March 31, 2016 and the period May 12, 2014 (Inception) through March 31, 2015, the Company recorded $28,008, $2,984, $24,028 and $0, respectively, in stock-based compensation related to stock options which is reflected in the consolidated statements of operations.

Issuance of restricted shares – employees and consultants

Restricted stock awards are considered outstanding at the time of execution by the Company and the recipient of a restricted stock agreement, as the stock award holders are entitled to dividend and voting rights. As of June 30, 2016, the number of shares granted for which the restrictions have not lapsed was 463,841 shares.

Restricted shares are valued using the share price on the date of most recent equity raise or the value of the services performed, whichever is more readily determinable. The grant date fair value of the award is recorded as share–based compensation expense over the respective restriction period. Any portion of the grant awarded to consultants as to which the repurchase option has not lapsed is accrued on the Balance Sheet as a component of accounts payable and accrued expenses. As of June 30, 2016, June 30, 2015, March 31, 2016 and 2015, the accrued stock-based compensation was $179,079, $33,063, $106,902 and $5,857, respectively. The Company has the right to repurchase some or all of such shares upon termination of the individual’s service with the Company, whether voluntary or involuntary, for 60 months from the date of termination (“repurchase option”). The shares as to which the repurchase option has not lapsed are subject to forfeiture upon termination of consulting and employment agreements.

In September 2015, the Company amended the original restricted stock agreement for certain award recipients. According to the amendment, 75% of the shares as to which the repurchase option had not lapsed as of September 30, 2015, shall be released from the repurchase option on the third anniversary of the original effective date of the agreement. The remaining 25% of the shares shall be released from the repurchase option on the fourth anniversary of the original effective date.

The following is a summary of restricted shares:

Grant Date	Shares Issued	Fair Value	Shares Vested
June 2014	307,876	$604,385	96,211
July 2014	32,408	1,469	9,452
August 2014	81,020	207,257	33,083
September 2014	129,633	260,514	32,408
March 2015	72,918	259,288	8,608
June 2015	293,000	439,500	-
November 2015	36,200	54,300	-
December 2015	300,000	1,068,700	-
January 2016	40,000	68,000	-
March 2016	60,000	251,400	-
June 2016	8,000	33,600	-

	1,361,055	$3,248,413	179,762

In relation to the above restricted stock agreements for the three months ended June 30, 2016, the years ended June 30, 2016, June 30, 2015, March 31, 2016 and the period May 12, 2014 (Inception) through June 30, 2015, the Company recorded stock–based compensation expense for the shares that have vested, as follows:

				For the Period from
For the Three Months Ended	For the Year Ended	For the Year Ended	For the Year Ended	May 12, 2014 (Inception) through
June 30, 2016	June 30, 2016	June 30, 2015	March 31, 2016	March 31, 2015

$428,678	$821,617	$78,925	$465,616	$6,219

As of June 30, 2016, the Company had $2,347,898, in unrecognized stock based compensation expense related to the unvested shares.

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

The operating leases provide for annual real estate tax and cost of living increases and contain predetermined increases in the rentals payable during the term of the lease. The aggregate rent expense is recognized on a straight-line basis over the lease term. The total lease rental expense was $13,822 for the three months ended June 30, 2016.

The total lease rental expense was $55,186, $42,808, $66,556 and $19,613 for the years ended June 30, 2016, June 30, 2015, March 31, 2016 and the period May 12, 2014 (Inception) through March 31, 2015, respectively.

Total future minimum payments required under the new operating lease are as follows.

Year Ending June 30,
2017	$47,203
2018	40,314
$87,517

Note 12. Related Party Transactions

Offering and convertible notes

Akoustis, Inc. was founded on May 12, 2014. In June 2014, the founders and angel investors contributed $530,000 in a series-seed equity financing.

In March 2015, the Company executed a stock purchase agreement for $35,000 with an investor to offset legal and audit expenses related to the Merger and private placement offering. In April 2015, one of the convertible noteholders converted $10,000 of his convertible note into shares of Akoustis, Inc. Common Stock in order to enable the Company to qualify for additional matching funds from NSF. As a result, the net note investment remaining was $645,000, which, in accordance with the terms of the convertible notes, converted into Common Stock of the Company on the same terms as the other investors in the Company’s private placement offering referred to below, at a conversion price of $1.50 per share.

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

A Director since May 22, 2015, participated in the $530,000 financing of Akoustis, Inc., in June 2014 by investing $100,000. He also purchased $225,000 principal amount of Akoustis, Inc., convertible notes in March 2015. and at Akoustis, Inc.’s request and to qualify Akoustis, Inc. for an NSF matching award in April 2015, he also purchased 21 shares of Akoustis, Inc.’s Common Stock pre-Merger (6,806 shares of our Common Stock post-Merger) for an aggregate purchase price of $10,000 paid by partial conversion of the convertible note. In addition, the Director participated in the 2015 Offering, purchasing 144,000 shares of Common Stock for an aggregate purchase price of $216,000 (of which $215,000 was paid by conversion of the convertible note) and he also participated in the 2016 Offering, purchasing 35,000 shares of Common Stock for $56,000.

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

Furthermore, AEG Consulting, a firm owned by a Co-Chairman received $4,013, $10,238, $7,700, $9,463 and $3,462 for consulting fees for the three months ended June 30, 2016, for the years ended June 30, 2016, June 30, 2015 and March 31, 2016, and the period May 12, 2014 (Inception) through March 31, 2015, respectively.

The Chief Financial Officer since June 15, 2015, and VP of Business Development since May 6, 2015 participated in the 2016 Offering. The CFO purchased 9,375 of Common Stock for an aggregate purchase price of $15,000 while the VP of Business Development purchased 6,250 shares of Common Stock for an aggregate purchase price of $10,000.

Inventory Purchase

In March 2016, the Company purchased inventory from Big Red LLC (“Big Red”), a company formed by the CEO, the brother of the Company’s CEO, the VP of Operations and one additional party. The transaction for $43,544 was executed so the Company could pursue commercialization of the amplifier inventory purchased. The Company will utilize this inventory and related technology to process and sell the amplifiers. The CEO and VP of Operations assigned their interests in Big Red to other parties in March of 2016.

License Agreement

In April 2016, the Company entered into a license agreement with Big Red. The license agreement was executed so that the Company could pursue commercialization of amplifier inventory purchased from Big Red in March 2016. The Company will utilize this inventory and related technology to process and sell the amplifiers. Future revenue from sales utilizing the amplifier technology will result in a license fee paid to Big Red according to the following schedule:

Net Sales	Royalty Percentage
$0 - $500,000	5.00%
$500,000 - $1,000,000	4.00%
$1,000,000 - $2,000,000	3.50%
$2,000,000 – $5,000,000	3.00%
$5,000,001 and over	2.00%

Note 13. Income Taxes

The Company had no income tax expense due to operating losses incurred for the three months ended June 30, 2016 and the years ended June 30, 2016 and March 31, 2016 and the period from May 14, 2014 (Inception) through March 31, 2015.

The provision for/(benefit from) income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for/(benefit from) income taxes. The sources and tax effects of the differences are as follows:

	Three Months Ended June 30, 2016	For the Year Ended June 30, 2016	For the Year Ended June 30, 2015	For the Year Ended March 31, 2016	For the Period May 12, 2014 (Inception) Through March 31, 2015
Income taxes at Federal statutory rate	(34.00)%	(34.00)%	(34.00)%	(34.00)%	(34.00)%
State income taxes, net of Federal income tax benefit	(2.63)%	(2.60)%	(2.64)%	(2.54)%	(3.96)%
Permanent differences	0.06%	0.22%	4.10%	1.06%	0.00%
Change in Valuation Allowance	36.57%	36.09%	32.54%	35.32%	37.96%
State tax rate change	0.00%	0.29%	0.00%	0.16%	0.00%
Income Tax Provision	0.00%	0.00%	0.00%	0.00%	0.00%

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	June 30, 2016	June 30, 2015	March 31, 2016	March 31, 2015
Net Operating Loss Carryforwards	$1,711,488	$368,961	$1,264,686	$159,721
Share-based compensation	396,264	69,524	236,645	–
Change in derivative liability	315,205	–	–	–
Other	(22,365)	9,713	(21,324)	9,713
	2,400,592	448,198	1,480,007	169,434
Valuation Allowance	(2,400,592)	(448,198)	(1,480,007)	(169,434)
Net Deferred Tax Assets	$-	$-	$–	$–

At June 30, 2016, the Company had approximately $4,671,000 of federal and state net operating loss carryovers that may be available to offset future taxable income.

The net operating loss carry overs, if not utilized, will expire in stages beginning 2035.

Based on a history of cumulative losses at the Company and the results of operations for the years ended June 30, 2016 and March 31, 2016, the Company determined that it is more likely than not it will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the deferred tax assets is required. The net change in the valuation allowance during the year ended June 30, 2016 was an increase of approximately $1,952,000.

Due to the merger on May 22, 2015, Akoustis Technologies Inc.'s previous net operating losses may be significantly limited. The Company has not performed a detailed analysis to determine whether an ownership change under IRC Section 382 or similar rules has occurred. The effect of an ownership change would be the imposition of annual limitation on the use of NOL carryforwards attributable to periods before the change. Any limitation may result in expiration of a portion of the NOL before utilization. The Company recognizes interest and penalties related to uncertain tax positions in selling, general and administrative expenses. The Company has not identified any uncertain tax positions requiring a reserve as of June 30, 2016.

14.      Transition Period Comparative Data

	Three months ended	Three months ended
	June 30, 2016 (Audited)	June 30, 2015 (Unaudited)

Operating Data:
Expenses
Research and development	$709,314	$228,125
General and administrative	968,734	625,917
	1,678,048	854,042
Other income (expenses)
Grant income	20,500	29,999
Interest income	186	175
Change in fair value of warrant derivative liability	(860,275)	1,571
Total other income (expenses)	(839,589)	31,745

Net loss for the period	$(2,517,637)	$(822,297)

Loss per share - basic and diluted	$(0.17)	$(0.11)

Weighted average number of shares outstanding – basic and diluted	15,111,088	7,823,683

Cash flow Data:
Net cash used in operating activities	$(1,100,342)	$(576,492)
Net cash used in investing activities	(47,215)	(23,378)
Net cash provided by financing activities	2,572,896	4,241,627
Net increase in cash for the period	$1,425,339	$3,641,757

Note 15. Subsequent Events

Issuance of Restricted Stock

Restricted Stock Awards were executed by two non-executive employees in the amounts of (1) 8,000 common shares on August 9, 2016 and (2) 20,000 common shares on July 6, 2016. Both Restricted Stock Awards are subject to a repurchase option in favor of the Company that lapses over a four-year period, as follows: the repurchase option on 50% of the shares will lapse at the end of two years from the date of issuance, and the repurchase option on 25% of the shares will lapse at the end of each of the third and fourth years from the date of issuance. The shares were issued to the following groups of individuals:

On August 11, 2016 the Board of Directors approved the issuance of 40,000 common shares to consultants. The shares have a grant date fair value of $147,600 and vest immediately.

On August 11, 2016, the Board of Directors approved the issuance of the following Restricted Stock Awards for a total of 383,000 common shares. These restricted stock awards are subject to a repurchase option in favor of the Company that lapses over a four-year period, as follows: the repurchase option on 50% of the shares will lapse at the end of two years from the date of issuance, and the repurchase option on 25% of the shares will lapse at the end of each of the third and fourth years from the date of issuance. The shares were issued to the following groups of individuals:

a)	Four Board Members, including two Co-Chairmen, received 22,000 common shares each
b)	Nine non-executive employees received 172,000 common shares
c)	CEO received 36,000 common shares
d)	CFO received grant for 30,000 common shares
e)	Vice President of Business Development and Vice President of Operations received 20,000 common shares each
f)	One contractor received 10,000 common shares, and
g)	One contractor who is a related party received 7,000 common shares

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of May 22, 2015, by and among the Registrant, Acquisition Sub and Akoustis, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on For 8-K filed with the Securities and Exchange Commission on May 29, 2015)

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrants’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2014)

3.2	Certificate of Amendment of Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2015)

3.3	Certificate of Merger of Acquisition Sub with and into Akoustis, Inc., filed May 22, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

3.4	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.1	Split-Off Agreement, dated as of May 22, 2015, by and among the Registrant, Danlax Enterprise Corp. and Ivan Krikun (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.2	General Release Agreement, dated as of May 22, 2015, by and among the Registrant, Danlax Enterprise Corp. and Ivan Krikun (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.3	Indemnification Shares Escrow Agreement, dated as of May 22, 2015, by and among the Registrant, Jeffrey B. Shealy, and CKR Law LLP, as Escrow Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.4	Form of Lock-Up and No Short Selling Agreement between the Registrant and the officers, directors and shareholders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.5	Form of 2015 Subscription Agreement between the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.6	Form of 2015 Placement Agent Warrant for Common Stock of the Registrant in connection with the Registrant’s 2015 private placement offering (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.7	Form of 2015 Registration Rights Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.8†	Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.9†	Form of Stock Option Agreement under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.10†*	Akoustis, Inc. 2014 Stock Plan

10.11†	Form of Restricted Stock Purchase Agreement under the 2014 Stock Plan between the Registrant (as assignee of Akoustis, Inc.) and each of Steve DenBaars, Mark Boomgarden and Arthur Geiss (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.12	Joint Development Agreement, dated February 27, 2015, between Akoustis, Inc. and Global Communication Semiconductors, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.13	Foundry Agreement, dated February 27, 2015, between Akoustis, Inc. and Global Communication Semiconductors, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2015)

10.14†	Employment Agreement between the Registrant and Jeffrey Shealy dated as of June 15, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2015)

10.15†	Employment Agreement between the Registrant and David M. Aichele dated as of June 15, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2015)

10.16†	Employment Agreement between the Registrant and Mark Boomgarden dated as of June 15, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2015)

10.17†	Employment Agreement between the Registrant and Cindy C. Payne dated as of June 15, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2015)

10.18†	Form of Restricted Stock Agreement between the Registrant and each of Mark Boomgarden, Dave Aichele and Cindy Payne (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2016)

10.19†	Form of Amendment to Restricted Stock Purchase Agreement between the Registrant and each of Steve DenBaars and Mark Boomgarden (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2016)

10.20	Form of 2016 Subscription Agreement between the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2016)

10.21	Form of 2016 Placement Agent Warrant for Common Stock of the Registrant in connection with the Registrant’s 2016 private placement offering (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2016)

10.22	Form of 2016 Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2016)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2016)

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial and Accounting Officer

101§	Interactive Data Files of Financial Statements and Notes.

101.ins	Instant Document

101.sch	XBRL Taxonomy Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

*       Filed herewith

†       Management contract or compensatory plan or arrangement