Form 10-Q
period 2016-09-30
Akoustis Technologies, Inc.
filed 2016-11-14
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of November 9, 2016, there were 15,836,981 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

AKOUSTIS TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Akoustis Technologies, Inc.

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2016	2016
	(unaudited)
Assets

Assets:
Cash and cash equivalents	$3,054,308	$4,155,444
Inventory	43,544	43,544
Prepaid expenses	93,699	54,818
Total current assets	3,191,551	4,253,806

Property and equipment, net	214,393	206,985

Intangibles, net	83,607	71,233

Other assets	130,715	10,715
Total Assets	$3,620,266	$4,542,739

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$837,116	$543,646
Total current liabilities	837,116	543,646

Long-term Liabilities:
Derivative liabilities	1,479,945	1,322,729

Total Liabilities	2,317,061	1,866,375

Commitments and contingencies

Stockholders' Equity
Preferred Stock, par value $0.001: 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 15,828,981 and 15,375,981 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	15,829	15,376
Additional paid in capital	10,035,134	9,335,801
Accumulated deficit	(8,747,758)	(6,674,813)
Total Stockholders' Equity	1,303,205	2,676,364
Total Liabilities and Stockholders' Equity	$3,620,266	$4,542,739

See accompanying notes to the consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended	For the Three Months Ended
	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)

Revenue	$-	$-

Operating expenses
Research and development	652,576	321,720
General and administrative expenses	1,263,243	761,323
Total operating expenses	1,915,819	1,083,043

Loss from operations	(1,915,819)	(1,083,043)

Other income (expense)
Interest income	90	496
Change in fair value of derivative liabilities	(157,216)	14,015
Total other income (expense)	(157,126)	14,511

Net loss	$(2,072,945)	$(1,068,532)

Net loss per common share - basic and diluted	$(0.13)	$(0.09)

Weighted average common shares outstanding -basic and diluted	15,701,709	12,392,115

See accompanying notes to the consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity

For the Three Months Ended September 30, 2016

(unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Stockholders' Equity

Balance, July 1, 2016	15,375,981	$15,376	$9,335,801	$(6,674,813)	$2,676,364

Common stock issued for services	453,000	453	629,310	-	629,763

Vesting of restricted shares	-	-	70,023	-	70,023

Net loss for the three months ended September 30, 2016	-	-	-	(2,072,945)	(2,072,945)
Balance, September 30, 2016	15,828,981	$15,829	$10,035,134	$(8,747,758)	$1,303,205

See accompanying notes to the consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended	For the Three Months Ended
	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,072,945)	$(1,068,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,885	4,530
Amortization of intangibles	1,350	1,034
Share-based compensation	704,220	65,725
Change in fair value of derivative liabilities	157,216	(14,015)
Changes in operating assets and liabilities:
Prepaid expenses	(38,881)	5,190
Other assets	(120,000)	(8,100)
Accounts payable and accrued expenses	289,036	217,923
Net Cash Used In Operating Activities	(1,067,119)	(796,245)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(20,293)	(103,957)
Cash paid for intangibles	(13,724)	(14,873)
Net Cash Used In Investing Activities	(34,017)	(118,830)

Net Decrease in Cash	(1,101,136)	(915,075)

Cash - Beginning of Period	4,155,444	4,329,496

Cash - End of Period	$3,054,308	$3,414,421

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock compensation payable	$74,457	$37,450

See accompanying notes to the consolidated financial statements

AKOUSTIS TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2016

Note 1. Organization

Akoustis Technologies, Inc. (formerly known as Danlax, Corp.) (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 10, 2013. On May 22, 2015, our wholly owned subsidiary, Akoustis Acquisition Corp., a corporation formed in the State of Delaware on May 15, 2015 (“Acquisition Sub”), merged with and into Akoustis, Inc., a Delaware corporation. Akoustis, Inc. was the surviving corporation in the merger and became our wholly owned subsidiary. Through its subsidiary, Akoustis, Inc., the Company operates in the telecommunications and fiber optics sector and is based in Huntersville, North Carolina. The mission of the Company is to commercialize and manufacture its patent-pending Bulk ONE acoustic wave technology to address the critical frequency-selectivity requirements in today’s mobile smartphones - improving the efficiency and signal quality of mobile wireless devices and enabling the Internet of Things.

On August 11, 2016, the Company changed its fiscal year from the period beginning on April 1 and ending on March 31 to the period beginning on July 1 and ending on June 30 of each year, effective immediately.

Note 2. Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2016, the Company had a working capital of $2,354,435 and an accumulated deficit of $8,747,758. The Company has not generated any revenues from operations and incurred net losses since inception. As of September 30, 2016, the Company had cash and cash equivalents of $3,054,308. The Company estimates the $2.6 million of cash and cash equivalents currently on hand as of November 9, 2016 is sufficient to fund its operations through March 31, 2017. In order to fund operations past that date, we will need to raise further capital, through the sale of additional equity securities, through additional grants, or otherwise, to support our future operations. There is no assurance that the Company’s projections and estimates are accurate. Although the Company is actively managing and controlling the Company’s cash outflows to mitigate these risks, these matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s primary sources of operating funds since inception have been private equity, note financings and grants. The Company intends to raise additional capital through private debt and equity investors. The Company needs to raise additional capital to be able to accomplish its business plan objectives and is continuing its efforts to secure additional funds through debt or equity instruments and grants. Management believes that it will be successful in obtaining additional financing based on its history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Note 3. Summary of significant accounting policies

Basis of presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the SEC.

The unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Transition Report on Form 10-K for the three months and year ended June 30, 2016 filed on October 31, 2016 (the “2016 Annual Report”). The results of operations for the interim periods presented are not necessarily indicative of results for the entire fiscal year ending June 30, 2017 or any other period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Akoustis, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 3-Summary of Significant Accounting Policies in the 2016 Annual Report. Since the date of the 2016 Annual Report, there have been no material changes to the Company’s significant accounting policies. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements. These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, deferred taxes and related valuation allowances, and the fair values of long lived assets. Actual results could differ from the estimates.

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three months ended September 30, 2016 and 2015 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Options	160,000	160,000
Warrants	471,697	324,650
Totals	631,697	484,650

Shares outstanding

Shares outstanding include shares of restricted stock with respect to which restrictions have not lapsed. Restricted stock included in reportable shares outstanding was 1,834,055 shares and 623,855 shares as of September 30, 2016 and 2015, respectively. Shares of restricted stock are included in the calculation of weighted average shares outstanding.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 4. Property and equipment

Property and equipment consisted of the following:

	Estimated Useful Life	September 30, 2016	June 30, 2016
Research and development equipment	3 – 10 years	$246,665	$226,372
Computer equipment	5 years	16,783	16,783
Furniture and fixtures	5 – 10 years	3,725	3,725
Leasehold improvements	*	3,240	3,240
		270,413	250,120
Less: Accumulated depreciation		(56,020)	(43,135)
Total		$214,393	$206,985

(*) Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $12,885 and $4,530 for the three months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, research and development fixed assets totaling $6,505 were not placed in service and therefore not depreciated during the period.

Note 5. Intangible assets

The Company’s intangible assets consisted of the following:

	Estimated useful life	September 30, 2016	June 30, 2016
Patents	15 years	$88,286	$74,562
Less: Accumulated amortization		(6,239)	(4,889)
Subtotal		82,047	69,673
Trademarks	—	1,560	1,560
Intangible assets, net		$83,607	$71,233

The Company recorded amortization expense of $1,350 and $1,034 for three months ended September 30, 2016 and 2015, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

September 30,
2017	$5,836
2018	5,836
2019	5,836
2020	5,836
2021	5,836
Thereafter	52,867
$82,047

Note 6. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2016 and June 30, 2016:

	September 30, 2016	June 30,2016
Accounts payable	$149,940	$73,400
Accrued salaries and benefits	60,975	21,376
Accrued bonuses	259,542	126,575
Accrued stock-based compensation	183,513	179,079
Other accrued expenses	183,146	143,216
Totals	$837,116	$543,646

Note 7. Derivative Liabilities

Upon closing of private placements on May 22, 2015 and June 9, 2015, the Company issued 298,551 and 26,099 warrants, respectively, to purchase the same number of shares of common stock with an exercise price of $1.50 and a five-year term to the placement agent. Upon closing of a private placement in April 2016, the Company issued 153,713 warrants to purchase the same number of shares of common stock with an exercise price of $1.60 and a five-year term to the placement agent. The Company identified certain put features embedded in the warrants that potentially could result in a net cash settlement, requiring the Company to classify the warrants as a derivative liability.

Level 3 Financial Liabilities – Derivative warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of September 30, 2016:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$1,479,945	$—	$—	$1,479,945	$1,479,945

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of June 30, 2016:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$1,322,729	$—	$—	$1,322,729	$1,322,729

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2016:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, July 1, 2016	$1,322,729
Change in fair value of derivative warrant liabilities	157,216
Balance, September 30, 2016	$1,479,945

The fair value of the derivative feature of the warrants on the issuance dates and at the balance sheet date were calculated using a binomial option model valued with the following weighted average assumptions:

	September 30, 2016	June 30, 2016
Risk free interest rate	1.01 to 1.14%	1.01%
Dividend yield	0.00%	0.00%
Expected volatility	65%	39%
Remaining term (years)	3.64 – 4.54	3.89-4.79

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

During the three months ended September 30, 2016 and 2015, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $157,216 and a gain of $14,015, respectively, relating to the change in fair value.

Note 8. Stockholders’ Equity

The Company recorded stock–based compensation expense for the shares issued to consultants that have vested, which is a component of general and administrative expenses in the Consolidated Statement of Operations as follows:

		Stock Based Compensation

		For the Three Months Ended
Month of Original Grant	Shares Issued	September 30, 2016	September 30, 2015

December 2015	230,000	$166,957	$-
March 2016	60,000	46,127	-
August 2016	40,000	147,600	-
	330,000	$360,684	$-

As of September 30, 2016 and June 30, 2016, the Company had 15,828,981 and 15,375,981 common shares issued and outstanding, respectively.

Stock incentive plan

The following is a summary of the option activity:

	Options	Weighted Average Exercise Price

Outstanding – June 30, 2016	160,000	$1.50
Exercisable – June 30, 2016	40,000	$1.50
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding – September 30, 2016	160,000	$1.50
Exercisable – September 30, 2016	40,000	$1.50

As of September 30, 2016, the total intrinsic value of options outstanding and exercisable was $444,800 and $111,200, respectively. As of September 30, 2016, the Company has $73,692 in unrecognized stock-based compensation expense attributable to the outstanding options which will be amortized over a period of 2.64 years.

For the three months ended September 30, 2016 and 2015, the Company recorded $7,040 and $7,040, respectively, in stock-based compensation related to stock options, which is reflected in the condensed consolidated statements of operations.

Issuance of restricted shares – employees and consultants

Restricted stock awards are considered outstanding at the time of execution by the Company and the recipient of a restricted stock agreement, as the stock award holders are entitled to dividend and voting rights. As of September 30, 2016, the number of shares granted for which the restrictions have not lapsed was 1,307,836 shares.

The Company recognizes the compensation expense for all share-based compensation granted based on the grant date fair value. The grant date fair value of the award is recorded as share–based compensation expense over the respective restriction period. Any portion of the grant awarded to consultants as to which the repurchase option has not lapsed is accrued on the Balance Sheet as a component of accounts payable and accrued expenses. As of September 30, 2016 and June 30, 2016, the accrued stock-based compensation was $183,513 and $179,079, respectively. The Company has the right to repurchase some or all of such shares upon termination of the individual’s service with the Company, whether voluntary or involuntary, for 60 months from the date of termination (“repurchase option”). The shares as to which the repurchase option has not lapsed are subject to forfeiture upon termination of consulting and employment agreements.

In September 2015, the Company amended the original restricted stock agreement for certain award recipients. According to the amendment, 75% of the shares as to which the repurchase option had not lapsed as of September 30, 2015 shall be released from the repurchase option on the third anniversary of the original effective date of the agreement. The remaining 25% of the shares shall be released from the repurchase option on the fourth anniversary of the original effective date.

The following is a summary of restricted shares:

Grant Date	Shares Issued	Fair Value	Shares Vested
June 2014	307,876	$633,297	96,211
July 2014	32,408	2,090	9,452
August 2014	81,020	205,016	28,020
September 2014	129,633	256,718	32,408
March 2015	72,918	228,960	10,128
June 2015	293,000	439,500	-
November 2015	36,200	54,300	-
December 2015	300,000	1,089,400	230,000
January 2016	40,000	68,000	-
March 2016	60,000	256,800	60,000
June 2016	188,000	516,920	-
August 2016	343,000	1,415,960	40,000

	1,814,055	$5,166,961	506,219

In relation to the above restricted stock agreements for the three months ended September 30, 2016 and 2015, the Company recorded stock–based compensation expense for the shares that have vested of $697,180 and $58,685, respectively.

As of September 30, 2016, the Company had $3,553,091 in unrecognized stock based compensation expense related to the unvested shares.

Note 9. Commitments

Operating leases

The Company leases office space in Huntersville, NC pursuant to a three year lease agreement. The operating lease provide for annual real estate tax and cost of living increases and contain predetermined increases in the rentals payable during the term of the lease. The aggregate rent expense is recognized on a straight-line basis over the lease term. The total lease rental expense was $14,202 and $13,788 for the three months ended September 30, 2016 and 2015, respectively.

Total future minimum payments required under the new operating lease are as follows.

Year Ending June 30,
2017	$47,555
2018	28,220
$75,775

Note 10. Related Party Transactions

Consulting Services

AEG Consulting, a firm owned by one of our Co-Chairmen, received $4,050 and $750 for consulting fees for the three months ended September 30, 2016 and 2015, respectively.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

References in this report to “Akoustis,” “we,” “us,” “our” “the Company” and “our Company” refer to Akoustis Technologies, Inc. and its consolidated subsidiary, Akoustis, Inc.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that relate to our plans, objectives, estimates, and goals. Any and all statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of commercially viable radio frequency filters, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in this management’s discussion and analysis of financial condition or in the results of operations included pursuant to the rules and regulations of the SEC, and (iv) the assumptions underlying or relating to any statement descripted in (i), (ii), or (iii) above.

Forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which are beyond our control. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation,

•	our inability to obtain adequate financing,

•	our limited operating history,

•	our inability to generate revenues or achieve profitability,

•	our inability to achieve acceptance of our products in the market,

•	upturns and downturns in the industry,

•	our limited number of patents,

•	failure to obtain, maintain and enforce our intellectual property rights,

•	our inability to attract and retain qualified personnel,

•	our substantial reliance on third parties to manufacture products,

•	existing or increased competition,

•	failure to innovate or adapt to new or emerging technologies,

•	results of arbitration and litigation,

•	stock volatility and illiquidity, and

•	our failure to implement our business plans or strategies.

These and other risks and uncertainties, which are described in more detail in our Transition Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on October 31, 2016, could cause our actual results to differ materially from those expressed or implied by the forward-looking statements in this report. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them. Except as may be required by law, we do not undertake any obligation to update the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

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

We have built prototype resonators using our proprietary single-crystal materials. We are currently optimizing our BulkONE technology with our wafer-manufacturing partner under a joint development agreement (JDA) and a manufacturing agreement. We leverage both federal and state level, non-dilutive research and development (“R&D”) grants to support development and commercialization of our technology. We are developing resonators for 4G/LTE and WiFi bands and the associated proprietary models and design kits required to design our RF filters. Once we have stabilized the wafer process technology, we plan to engage with strategic customers to evaluate first our resonators and then our filter prototypes. Our initial designs will target high band 4G/LTE and WiFi frequency bands. Since Akoustis owns its core technology and controls access to its IP, we can offer several ways to engage with potential customers. First, we can engage with the mobile wireless market, providing filters that we design and offer as a standard catalog component to multiple customers. Second, we can start with a customer-supplied filter specification, which we design and fabricate for a specific customer. Finally, we can offer our models and design kits for our customers to design their own filter into our proprietary technology.

We have earned no revenue from operations since inception, and our operations have been funded with capital contributions, grants and debt. We have incurred losses totaling approximately $8.7 million from inception through September 30, 2016. These losses are primarily the result of material and material processing costs associated with developing and commercializing our technology as well as personnel costs, including stock based compensation, professional fees, primarily accounting and legal, cost of D&O insurance and losses due to the change in the fair value of derivatives. We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid state device technology development as well as engineering of catalog and custom filter designs.

Plan of Operation

We plan to commercialize our technology by designing and manufacturing single band and multi-band BAW filter solutions that address problems (such as loss, bandwidth, power handling and isolation) created by the growing number of frequency bands in the RFFE of mobile devices to support 4G/LTE and WiFi. First, we plan to prototype, by the end of 2016, our first series of single-band low-loss BAW filter designs for 4G/LTE frequency bands, which are dominated by higher loss BAW solutions and cannot be addressed with low band, lower power handling SAW technology. Second, we plan to develop, by early 2017, a series of filter solutions that can cover multiple frequency bands. In order to succeed, we must convince mobile phone OEMs and RFFE module manufactures to use our BulkONE technology in their modules. However, since there are only two dominant BAW filter suppliers in the industry that have high band technology, and both utilize such technology as a competitive advantage at the module level, we expect customers that lack access to high band filter technology will be open to engage with our pure-play filter company.

We have successfully transferred our BulkONE wafer process to our manufacturing partner, Global Communications Semiconductor. The BulkONE process uses a range of single-crystal group III-nitride piezoelectric materials, which were fabricated into BAW resonators and characterized at cellular communication frequencies to determine their bandwidth. On May 23, 2016, we announced an experimental, 3.4 GHz BAW two-port series-configured resonator device with a high K-squared of 12.5%, which was modeled near resonance frequency and was constructed from single crystal undoped aluminum nitride (AlN) material. On November 1, 2016, we announced improvements to our single-crystal BAW resonator design and process technology to achieve a quality factor (Q) of 2914, which is suitable for BAW RF filters targeting 4G/LTE, WIFI and emerging 5G and other wireless applications. These resonators, which are the core building blocks enabling BAW RF filters, were fabricated using our patented BulkONE process. Our technology development efforts continue to focus on wafer and process optimization, specifically, through targeted activities for Q-factor improvements.

Once we complete customer validation of our technology, we expect to complete qualification of our BulkONE process technology in the first half of 2017 to support a product family of 4G/LTE filter solutions. Once we have stabilized our process technology in a manufacturing environment, we will complete a production release of our high-band filter products in the frequency range from 1.5GHz to 4.0GHz. The target frequency bands will be prioritized based upon customer priority. We expect this will require recruiting and hiring additional personnel.

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

As of September 30, 2016, we had approximately $3.1 million of cash and cash equivalents to fund our business and product development, to commercialize our technology, research and development, the development of our patent strategy and expansion of our patent portfolio, as well as for working capital and other general corporate purposes. These funds are expected to be sufficient to fund our activities through March 31, 2017. Our anticipated expenses include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, public technology company. We anticipate increasing the number of employees to approximately 20 to 25 employees; however, this is highly dependent on the nature of our development efforts and our success in commercialization. We anticipate adding employees for research and development, as well as general and administrative functions, to support our efforts. We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property. We expect capital expenditures from cash currently available to be approximately $400,000 for the purchase of equipment and software during the next 12 months and are currently investigating the feasibility of using equipment leases or government grants to fund the purchase of the equipment. The amounts we actually spend for any specific purpose may vary significantly and will depend on a number of factors including, but not limited to, the pace of progress of our commercialization and development efforts, actual needs with respect to product testing, development and research, market conditions, and changes in or revisions to our marketing strategies. We have significant discretion in the use of our cash assets.

Commercial development of new technology is, by its nature, unpredictable. Although we will undertake development efforts with commercially reasonable diligence, there can be no assurance that our current cash position will be sufficient to enable us to commercialize our technology to the extent needed to create future sales to sustain operations as contemplated herein. If our current cash is insufficient for these purposes, or the Company does not receive research grants or such grant payments are delayed, or the Company experiences costs in excess of estimates to continue its research and development plan, it is possible that the Company would not have sufficient resources to continue as a going concern for the next year, and we will consider other options to continue our path to commercialization, including, but not limited to, additional financing through follow-on stock offerings, debt financing, co-development agreements, curtailment of operations, suspension of operations, sale or licensing of developed intellectual or other property, or other alternatives.

If we are unable to raise the funds that we believe are needed to develop our technology and enable future sales, we may be required to scale back our development plans by reducing expenditures for employees, consultants, business development and marketing efforts, and other projected expenditures. This could reduce our ability to commercialize our technology or require us to seek further funding on less favorable terms than if we had raised the full amount of any required funds.

We cannot guarantee that our technology will be accepted, that we will ever earn revenues sufficient to support our operations or that we will ever be profitable. Furthermore, since we have no committed source of financing, we cannot guarantee that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

Derivative Liability

The Company evaluates its convertible debt, options, warrants and other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. The change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

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

Equity-based compensation

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

Results of Operations

Three Months Ended September 30, 2016 and 2015

Revenue

The Company did not have any revenues from operations during the three months ended September 30, 2016 and the three months ended September 30, 2015.

Expenses

Research and Development Expenses

Research and Development expenses were $652,576 for the three months ended September 30, 2016, an increase of $330,856, or 102.8%, over $321,720 for the three months ended September 30, 2015. The increase was primarily associated with salaries and benefits, which increased by $87,945, or 51.7%, due to the addition of headcount. In addition, stock-based compensation increased by $196,255 (compared to $0 in the 2015 period), due to the grant of restricted stock awards to employees and contractors. In addition, we recorded an increase in material spend of $24,838, or 23.4%, due to higher purchases of R&D raw materials and an increase in spend of $26,766 (compared to $0 in the 2015 period) for costs associated with the extension of a license agreement.

General and Administrative Expenses

General and Administrative expenses for the three months ended September 30, 2016 were $1,263,243, as compared to $761,323 for the three months ended September 30, 2015, an increase of $501,920, or 65.9%. The increase occurred mainly in stock-based compensation, which increased by $442,240, or 672.9%, over the $65,725 recorded for the three months ended September 30, 2015. The increase was driven by new restricted stock awards granted to employees and consultants during the three months ended September 30, 2016. We recorded professional fees, mainly accounting and legal, of $266,572, as compared to $205,334 for the three months ended September 30, 2015, an increase of $61,238, or 29.8%.

Other Income and Expense

Other Income and Expense for the three months ended September 30, 2016 was comprised mainly of a loss for the change in fair value of derivatives of $157,216, which was $171,231 higher compared to the three months ended September 30, 2015. The loss was due to the change in the valuation price of $1.50 used as of September 30, 2015 to the closing price per common share on September 30, 2016 of $4.28.

Net Loss

Net Loss was $2,072,945 for the quarter ended September 30, 2016, compared to a net loss of $1,068,532 for the three months ended September 30, 2015. The quarter over quarter increase in loss of $1,004,413, or 94.0%, was mainly driven by higher stock-based compensation expense for both R&D and G&A of $196,255 and $442,240, respectively, the higher loss recorded for the change in fair value of derivatives of $171,271, a higher R&D material spend of $24,848, higher R&D license fees of $26,766 and higher professional fees of $61,238.

Liquidity and Capital Resources

We have earned no revenue from operations since inception, and our operations have been funded with initial capital contributions, sales of our equity securities, debt financing and research and development grants.

As of September 30, 2016, we had current assets of $3,191,551, primarily made up of cash of $3,054,308. Current liabilities, made up of accounts payable and accrued liabilities, were $837,116. Working capital as of the quarter ended September 30, 2016 was $2,354,435. As compared to June 30, 2016, current assets at September 30, 2016 decreased by $1,062,255, mainly due to the decrease of cash on hand, whereas current liabilities increased by $293,470 due to higher liabilities associated with trade payables and month-end accruals (higher by $116,470) and payroll, including the accrual for the restricted stock awards granted in August 2016 (higher by $172,566).

In February 2016, we were notified that we had been awarded a $738,000 National Science Foundation (“NSF”) Small Business Innovative Research Phase II grant, a two-year program. We expect to apply for additional research and development grants that support technology innovation in line with our business plan. We believe that we have additional opportunities for new grants and matching funds from our current small business program partnership with NSF, including a Phase IIb award, which has a potential $500,000 award. We expect to receive notification of the Phase IIb award in the second quarter of 2017. There can be no assurance, however, that these grants will be received.

We expect our existing funds will be sufficient to fund our operations through March 31, 2017. As a result, we will need to raise additional capital through the sale of additional equity securities, debt and additional grants, or otherwise, to fund operations past that date. There is no assurance that the Company’s projections and estimates are accurate or that the Company will be able to raise the required additional capital on terms favorable to the Company or at all. Although the Company is actively managing and controlling the Company’s cash outflows, these matters raise substantial doubt about the Company’s ability to continue as a going concern.

Cash Flow Analysis

Operating activities used cash of $1,067,119, for the three months ended September 30, 2016, as compared to $796,245 for the three months ended September 30, 2015. The net loss of $2,072,945 for the quarter ended September 30, 2016, offset by non-cash items of stock based compensation of $704,220, change in the fair value of derivatives of $157,216, and an increase in trade payables and accrued expenses of $289,036, comprised the cash used in operating activities for the quarter.

Investing activities used cash of $34,017 for the three months ended September 30, 2016 due to purchases of machinery and equipment of $20,293 and cash paid for patents of $13,724. Investing activities used cash of $118,830 for the three months ended September 30, 2015 due to purchases of machinery and equipment of $103,957 and cash paid for patents and trademarks of $14,873.

There were no cash flows from financing activities for the three months ended September 30, 2016, and 2015.

Off-Balance Sheet Transactions

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may have an adverse effect on our business, financial condition or results of operations and prospects.

We are currently not aware of any material pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

ITEM 1A. RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 11, 2016, we granted 283,000 shares of our common stock to certain of our directors, officers, employees, and third-party consultants pursuant to our 2015 Equity Incentive Plan. These grants were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or in reliance on a “no sale” theory because the grants were not made pursuant to a public offering, were made only to directors, officers, employees, and third-party contractors with access to information about the Company, and were made to the recipients thereof as bonuses in exchange for no consideration.

On August 1, 2016, we issued 20,000 shares of our common stock to Integra Consulting Group, LLC (“Integra”) in partial consideration for consulting services provided by Integra to the Company. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act because the shares were not issued pursuant to a public offering and were only issued after Integra had an opportunity to ask questions of our officers and after Integra made certain representations and warranties to the Company.

Other than as set forth above, there have been no unregistered sales of equity securities during the period covered by this report that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits listed in the accompanying exhibit index are filed or furnished, as applicable, as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2016	Akoustis Technologies, Inc.

	By:	/s/ Cindy C. Payne
Cindy C. Payne
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial and Accounting Officer

101	Interactive Data Files of Financial Statements and Notes

101.INS	Instant Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

