Form 10-Q
period 2016-12-31
Akoustis Technologies, Inc.
filed 2017-02-14
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-193467

AKOUSTIS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1229046
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of February 7, 2017, there were 18,170,981 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

AKOUSTIS TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED December 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Akoustis Technologies, Inc.

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2016	2016
	(unaudited)
Assets

Assets:
Cash and cash equivalents	$5,001,466	$4,155,444
Accounts receivable	29,000	-
Inventory	43,185	43,544
Prepaid expenses	93,249	54,818
Total current assets	5,166,900	4,253,806

Property and equipment, net	625,580	206,985

Intangibles, net	107,771	71,233

Other assets	20,715	10,715
Total Assets	$5,920,966	$4,542,739

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$918,370	$543,646
Deferred revenue	29,000	-
Total current liabilities	947,370	543,646

Long-term Liabilities:
Derivative liabilities	396,828	1,322,729

Total Liabilities	1,344,198	1,866,375

Commitments and contingencies

Stockholders' Equity
Preferred Stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares authorized; 16,569,978 and 15,375,981 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	16,570	15,376
Additional paid in capital	16,703,677	9,335,801
Accumulated deficit	(12,143,479)	(6,674,813)
Total Stockholders' Equity	4,576,768	2,676,364
Total Liabilities and Stockholders' Equity	$5,920,966	$4,542,739

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended December 31, 2016	For the Three Months Ended December 31, 2015	For the Six Months Ended December 31, 2016	For the Six Months Ended December 31, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Contract research and government grants	$159,068	$-	$159,068	$-

Operating expenses
Research and development	775,984	351,892	1,428,560	673,612
General and administrative expenses	2,066,768	724,481	3,330,011	1,485,804
Total operating expenses	2,842,752	1,076,373	4,758,571	2,159,416

Loss from operations	(2,683,684)	(1,076,373)	(4,599,503)	(2,159,416)

Other income (expense)
Interest income	209	352	299	848
Change in fair value of derivative liabilities	(712,246)	5,414	(869,462)	19,429
Total other income (expense)	(712,037)	5,766	(869,163)	20,277

Net loss	$(3,395,721)	$(1,070,607)	$(5,468,666)	$(2,139,139)

Net loss per common share - basic and diluted	$(0.21)	$(0.08)	$(0.35)	$(0.18)

Weighted average common shares outstanding -basic and diluted	15,892,503	12,768,358	15,797,106	12,036,767

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity

For the Six Months Ended December 31, 2016

(unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Stockholders' Equity

Balance, July 1, 2016	15,375,981	$15,376	$9,335,801	$(6,674,813)	$2,676,364

Common stock issued for cash, net of issuance costs	732,997	733	3,455,727	-	3,456,460

Warrants issued to underwriter	-	-	(107,432)	-	(107,432)

Common stock issued for services	461,000	461	2,146,134	-	2,146,595

Vesting of restricted shares	-	-	78,084	-	78,084

Transfer of warrants from liability to equity classification	-	-	1,795,363	-	1,795,363

Net loss for the six months ended December 31, 2016	-	-	-	(5,468,666)	(5,468,666)

Balance, December 31, 2016	16,569,978	$16,570	$16,703,677	$(12,143,479)	$4,576,768

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended	For the Six Months Ended
	December 31, 2016	December 31, 2015
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,468,666)	$(2,139,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,834	12,986
Amortization of intangibles	3,112	1,412
Share-based compensation	2,247,862	147,148
Change in fair value of derivative liabilities	869,462	(19,429)
Changes in operating assets and liabilities:
Accounts receivable	(29,000)	-
Inventory	359	-
Prepaid expenses	(38,431)	(8,075)
Other assets	(10,000)	(50,255)
Accounts payable and accrued expenses	244,109	349,653
Deferred revenue	29,000	-
Net Cash Used In Operating Activities	(2,126,359)	(1,705,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(444,429)	(123,407)
Cash paid for intangibles	(39,650)	(16,901)
Net Cash Used In Investing Activities	(484,079)	(140,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,456,460	-
Net Cash Provided By Financing Activities	3,456,460	-

Net Increase (Decrease) in Cash	846,022	(1,846,007)

Cash - Beginning of Period	4,155,444	4,329,496

Cash - End of Period	$5,001,466	$2,483,489

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock compensation payable	$208,699	$37,450
Warrants issued for stock issuance costs	$107,432	$-
Reclassification of derivative liability to additional paid in capital	$1,795,363	$-

See accompanying notes to the condensed consolidated financial statements

AKOUSTIS TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2016

Note 1. Organization

Akoustis Technologies, Inc. (formerly known as Danlax, Corp.) (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 10, 2013. Effective December 15, 2016, the Company changed its state of incorporation from the State of Nevada to the State of Delaware. Through its subsidiary, Akoustis, Inc. (a Delaware corporation), the Company operates in the telecommunications and fiber optics sector and is based in Huntersville, North Carolina. The mission of the Company is to commercialize and manufacture its patent-pending Bulk ONE acoustic wave technology to address the critical frequency-selectivity requirements in today’s mobile smartphones - improving the efficiency and signal quality of mobile wireless devices and enabling the Internet of Things.

On August 11, 2016, the Company changed its fiscal year from the period beginning on April 1 and ending on March 31 to the period beginning on July 1 and ending on June 30 of each year, effective immediately.

The 2016-2017 Offering

On November 25, 2016, the Company held a closing of a private placement offering (the “2016-2017 Offering”) in which it sold 322,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a fixed purchase price of $5.00 per share (the “2016-2017 Offering Price”) to accredited investors, for aggregate gross proceeds of $1,610,000. The Company did not use placement agents in connection with this closing and incurred minimal legal costs.

During December 2016, the Company held a closing of the 2016-2017 Offering in which it sold 410,997 shares of Common Stock at the 2016-2017 Offering Price, for aggregate gross proceeds of $2,054,985, before deducting commissions of $194,500 and expenses of $14,025. In connection with this closing, the Company agreed to pay a placement agent cash commissions not to exceed 10% of the gross proceeds raised from investors first contacted by the placement agent in the 2016-2017 Offering. In addition, the Company agreed to issue to the placement agent warrants to purchase a number of shares of Common Stock equal to 10% of the number of shares of Common Stock sold to investors first contacted by the placement agent in the 2016-2017 Offering as additional commissions. As a result of the foregoing, the placement agents were issued warrants to purchase an aggregate of 38,900 shares of Common Stock. The warrants have a term of five years and an exercise price of $5.00 per share.

In accordance with the terms of the subscription agreements executed by the Company and each of the investors, if the Company issues additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions, including but not limited to issuances of awards under Company employee stock incentive programs and certain issuances in connection with credit arrangements, equipment financings, lease arrangements, or similar transactions) between November 25, 2016 and the date that is 90 days after the date on which a registration statement registering the resale of the shares issued in the 2016-2017 Offering is declared effective by the Securities and Exchange Commission (the “SEC”), for a consideration per share less than the 2016-2017 Offering Price (as adjusted for any subsequent stock dividend, stock split, distribution, recapitalization, reclassification, reorganization, or similar event) (the “Lower Price”), each investor will be entitled to receive from the Company additional shares of Common Stock in an amount such that, when added to the number of shares of Common Stock initially purchased by such Investor, will equal the number of shares of Common Stock that such Investor’s investment in the Offering would have purchased at the Lower Price.

Note 2. Liquidity and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2016, the Company had a working capital of $4,219,530 and an accumulated deficit of $12,143,479. The Company has $581,400 revenue from contract research and government grants and incurred net losses since inception. As of December 31, 2016, the Company had cash and cash equivalents of $5,001,466. The Company had $11.0 million of cash and cash equivalents on hand as of February 7, 2017, which is sufficient to fund its operations beyond March 31, 2018. We will need to raise further capital, through the sale of additional equity securities, through additional grants, or otherwise, to support our future operations. There is no assurance that the Company’s projections and estimates are accurate. The Company’s primary sources of operating funds since inception have been private equity, note financings, and grants. The Company needs to raise additional capital to accomplish its business plan objectives and will continue its efforts to secure additional funds through issuance of debt or equity instruments and/or receipts of grants as appropriate. Management believes that it will be successful in obtaining additional financing based on its history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Note 3. Summary of significant accounting policies

Basis of presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the SEC.

The unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Transition Report on Form 10-K for the three months and year ended June 30, 2016 filed on October 31, 2016 (the “2016 Annual Report”) has been omitted from this 10-Q. The results of operations for the interim periods presented are not necessarily indicative of results for the entire fiscal year ending June 30, 2017 or any other period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Akoustis, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 3-Summary of Significant Accounting Policies in the 2016 Annual Report. Since the date of the 2016 Annual Report, there have been no material changes to the Company’s significant accounting policies, except for the change in accounting policy related to the presentation of contract research and government grants as discussed below. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements. These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, deferred taxes and related valuation allowances, and the fair values of long lived assets. Actual results could differ from the estimates.

Change in Accounting Policy for Revenue Recognition

Effective October 1, 2016, the Company changed its accounting policy for the recognition of grant revenue. The Company believes this change in accounting policy is preferable due to the fact that grant revenue is viewed as an ongoing function of its intended operations. This change in accounting policy also enhances the comparability of the Company’s financial statements with many of its industry peers. The adoption of this accounting policy change has been applied retrospectively to all prior periods presented in this Quarterly Report on Form 10-Q and has had no impact on net loss or earnings per share.

Contract Research and Government Grants

The Company may generate revenue from product sales, license agreements, collaborative research and development arrangements, and government grants. To date the Company’s principal source of revenue consists of government research grants. The Company recognizes nonrefundable grant revenue when it is received and reports this revenue as “Contract research and government grants” on the condensed consolidated statements of operations. Contracts executed and monies received prior to the recognition of revenue are recorded as deferred revenue.

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three and six months ended December 31, 2016 and 2015 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Options	160,000	160,000
Warrants	510,597	324,650
Totals	670,597	484,650

Shares outstanding

Shares outstanding include shares of restricted stock with respect to which restrictions have not lapsed. Restricted stock included in reportable shares outstanding was 1,822,055 shares and 1,253,055 shares as of December 31, 2016 and 2015, respectively. Shares of restricted stock are included in the calculation of weighted average shares outstanding.

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

Note 4. Property and equipment

Property and equipment consisted of the following:

	Estimated Useful Life	December 31, 2016	June 30, 2016
Research and development equipment	3 – 10 years	$670,801	$226,372
Computer equipment	5 years	16,783	16,783
Furniture and fixtures	5 – 10 years	3,725	3,725
Leasehold improvements	*	3,240	3,240
		694,549	250,120
Less: Accumulated depreciation		(68,969)	(43,135)
Total		$625,580	$206,985

(*) Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $12,949 and $8,456 for the three months ended December 31, 2016 and 2015, respectively.

The Company recorded depreciation expense of $25,834 and $12,986 for the six months ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, research and development fixed assets totaling $432,631 were not placed in service and therefore not depreciated during the period.

Note 5. Intangible assets

The Company’s intangible assets consisted of the following:

	Estimated useful life	December 31, 2016	June 30, 2016
Patents	15 years	$114,212	$74,562
Less: Accumulated amortization		(8,001)	(4,889)
Subtotal		106,211	69,673
Trademarks	—	1,560	1,560
Intangible assets, net		$107,771	$71,233

The Company recorded amortization expense of $1,762 and $378 for the three months ended December 31, 2016 and 2015, respectively.

The Company recorded amortization expense of $3,112 and $1,412 for the six months ended December 31, 2016 and 2015, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

December 31,
2017	$7,565
2018	7,565
2019	7,565
2020	7,565
2021	7,565
Thereafter	68,386
$106,211

Note 6. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at December 31, 2016 and June 30, 2016:

	December 31, 2016	June 30, 2016
Accounts payable	$34,644	$73,400
Accrued salaries and benefits	22,404	21,376
Accrued bonuses	305,809	126,575
Accrued stock-based compensation	309,694	179,079
Other accrued expenses	245,819	143,216
Totals	$918,370	$543,646

Note 7. Derivative Liabilities

Upon closing of the private placements on May 22, 2015 and June 9, 2015, the Company issued 298,551 and 26,099 warrants, respectively, to purchase the same number of shares of common stock with an exercise price of $1.50 and a five-year term to the placement agent. Upon closing of a private placement in April 2016, the Company issued 153,713 warrants to purchase the same number of shares of common stock with an exercise price of $1.60 and a five-year term to the placement agent. The Company identified certain put features embedded in the warrants that potentially could result in a net cash settlement, requiring the Company to classify the warrants as a derivative liability.

During the six months ended December 31, 2016, the Company amended the existing warrant agreements to eliminate the derivative feature. Upon execution of the revised agreements, a total of 386,476 warrants with a fair value of $1,795,363 were reclassified from liability to equity.

Level 3 Financial Liabilities – Derivative warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of December 31, 2016:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$	$—	$—	$396,828	$396,828

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of June 30, 2016:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$1,322,729	$—	$—	$1,322,729	$1,322,729

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended December 31, 2016:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, July 1, 2016	$1,322,729
Change in fair value of derivative warrant liabilities	869,462
Derivative liability cease to exist	(1,795,363)
Balance, December 31, 2016	$396,828

The fair value of the derivative feature of the warrants on the issuance dates and at the balance sheet date were calculated using a binomial option model valued with the following weighted average assumptions:

	December 31, 2016	June 30, 2016
Risk free interest rate	1.70%	1.01%
Dividend yield	0.00%	0.00%
Expected volatility	65%	39%
Remaining term (years)	3.39 – 4.29	3.89-4.79

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

During the six months ended December 31, 2016 and 2015, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $869,462 and a gain of $19,429, respectively, relating to the change in fair value.

Note 8. Stockholders’ Equity

The Company recorded stock–based compensation expense for the shares issued to consultants that have vested, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations as follows:

		Stock Based Compensation

		For the Six Months Ended
Month of Original Grant	Shares Issued	December 31, 2016	December 31, 2015

December 2015	230,000	$945,189	$20,795
March 2016	60,000	261,214	-
August 2016	40,000	147,600	-
	330,000	$1,354,003	$20,795

As of December 31, 2016 and June 30, 2016, the Company had 16,569,978 and 15,375,981 common shares issued and outstanding, respectively.

Stock incentive plan

The following is a summary of the option activity:

	Options	Weighted Average Exercise Price

Outstanding – June 30, 2016	160,000	$1.50
Exercisable – June 30, 2016	40,000	$1.50
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding – December 31, 2016	160,000	$1.50
Exercisable – December 31, 2016	40,000	$1.50

As of December 31, 2016, the total intrinsic value of options outstanding and exercisable was $700,800 and $175,200, respectively. As of December 31, 2016, the Company has $66,652 in unrecognized stock-based compensation expense attributable to the outstanding options which will be amortized over a period of 2.39 years.

For the three months ended December 31, 2016 and 2015, the Company recorded $7,040 and $7,040, respectively, in stock-based compensation related to stock options, which is reflected in the condensed consolidated statements of operations.

For the six months ended December 31, 2016 and 2015, the Company recorded $14,080 and $14,080, respectively, in stock-based compensation related to stock options, which is reflected in the condensed consolidated statements of operations.

Issuance of restricted shares – employees and consultants

Restricted stock awards are considered outstanding at the time of execution by the Company and the recipient of a restricted stock agreement, as the stock award holders are entitled to dividend and voting rights. As of December 31, 2016, the number of shares granted for which the restrictions have not lapsed was 1,312,800 shares.

The Company recognizes the compensation expense for all share-based compensation granted based on the grant date fair value. The grant date fair value of the award is recorded as share–based compensation expense over the respective restriction period. Any portion of the grant awarded to consultants as to which the repurchase option has not lapsed is accrued on the Balance Sheet as a component of accounts payable and accrued expenses. As of December 31, 2016, and June 30, 2016, the accrued stock-based compensation was $309,694 and $179,079, respectively. The Company has the right to repurchase some or all of such shares upon termination of the individual’s service with the Company, whether voluntary or involuntary, for 60 months from the date of termination (“repurchase option”). The shares as to which the repurchase option has not lapsed are subject to forfeiture upon termination of consulting and employment agreements.

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

The following is a summary of restricted shares:

Grant Date	Shares Issued	Fair Value	Shares Vested
June 2014	307,876	$1,040,202	96,211
July 2014	32,408	2,090	9,452
August 2014	81,020	253,661	29,538
September 2014	129,633	299,904	32,408
March 2015	72,918	304,261	11,646
June 2015	293,000	439,500	-
November 2015	36,200	54,300	-
December 2015	300,000	1,393,000	230,000
January 2016	40,000	68,000	-
March 2016	60,000	333,000	60,000
June 2016	118,000	526,357	-
August 2016	351,000	1,469,214	40,000

	1,822,055	$6,183,489	509,255

In relation to the above restricted stock agreements for the three months ended December 31, 2016 and 2015, the Company recorded stock–based compensation expense for the shares that have vested of $1,536,602 and $99,325, respectively.

In relation to the above restricted stock agreements for the six months ended December 31, 2016 and 2015, the Company recorded stock–based compensation expense for the shares that have vested of $2,233,782 and $158,010, respectively.

As of December 31, 2016, the Company had $3,033,017 in unrecognized stock based compensation expense related to the unvested shares.

Note 9. Commitments

Operating leases

The Company leases office space in Huntersville, NC pursuant to a three-year lease agreement. The operating lease provides for annual real estate tax and cost of living increases and contains predetermined increases in the rentals payable during the term of the lease. The aggregate rent expense is recognized on a straight-line basis over the lease term. The total lease rental expense was $28,404 and $27,576 for the six months ended December 31, 2016 and 2015, respectively.

Total future minimum payments required under the operating lease are as follows.

Year Ending December 31,
2017	$47,907
2018	16,126
$64,033

Note 10. Related Party Transactions

Consulting Services

AEG Consulting, a firm owned by one of our Co-Chairmen, received $3,329 and $1,125 for consulting fees for the three months ended December 31, 2016 and 2015, respectively. The firm received $7,995 and $2,250 for consulting fees for the six months ended December 31, 2016 and 2015, respectively.

The Company’s CEO and Vice President of Engineering participated in the closing of the 2016-2017 Offering that occurred on November 25, 2016 where they each purchased 20,000 shares of Common Stock at a price of $5.00 per share. The Company’s Vice-President of Operations also purchased 5,000 shares of Common Stock in the closing at an aggregate purchase price of $25,000. The brother of the CEO purchased 14,000 shares of Common Stock in the closing at an aggregate purchase price of $70,000.

The Company’s second Co-Chairman participated in the closing of the 2016-2017 Offering that occurred on December 27, 2016 where he purchased 2,000 shares of Common Stock, respectively, at a price of $5.00 per share for an aggregate purchase price of $10,000. A second brother of the CEO purchased 20,000 shares of Common Stock in the closing at an aggregate purchase price of $100,000.

Note 11. Subsequent Events

On January 12, 2017, the Board of Directors (the “Board”) of Akoustis Technologies, Inc. (the “Company”) increased the size of the Board to six directors and elected John T. Kurtzweil as a director to the Board to fill the new directorship.

On January 18, 2017, the Company held a closing of the 2016-2017 Offering, in which the Company sold 1,258,996 shares of its Common Stock, at a fixed purchase price of $5.00 per share. Aggregate gross proceeds of this closing were $6,294,980 before deducting commissions and fees of $605,195.

In connection with the closing, the Company agreed to pay certain placement agents cash commissions of 10% of the gross proceeds and commission in warrants to purchase a number of shares of Common Stock equal to 10% of the number of shares of Common Stock sold to investors first contacted by the placement agents in the Offering. The Company also agreed to pay a lead placement agent an additional cash commission of 1% of gross proceeds raised by certain of the placement agents and an additional 1% warrant commission. As a result of the foregoing, the placement agents were issued warrants to purchase an aggregate of approximately 123,900 shares of Common Stock. The warrants have a term of five years and an exercise price of $5.00 per share.

On January 19, 2017, the Company amended the remaining derivative liability-warrants to eliminate the derivative feature. The warrants for 85,222 shares of Common Stock, with a fair value of $396,828 will be reclassified to equity from liability for the quarter ending March 31, 2017.

The Company granted restricted stock awards under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan to two employees on January 20, 2017. One grant for 100,000 shares was issued to the Company’s Vice-President of Engineering and has a vesting schedule of 25% on each of four subsequent anniversary dates. The other grant was issued to a non-executive employee for 5,000 shares and has a vesting schedule of 50% on the second anniversary of the effective date and 25% on the third and fourth anniversary dates.

During January 2017, the Company granted a restricted stock award of 35,000 shares of Common Stock to two non-executive employees. The awards vest 50% on the second anniversary of the effective date of the grant and 25% on each of the third and fourth anniversaries of the effective dates.

During January 2017, the Company issued 30,000 and 20,000 restricted shares of Common Stock to two consultants pursuant to a one-year investor relations agreement with a grant date fair value of $163,500 and $109,000, respectively. The restricted shares will vest over the life of the consulting agreement.

During January 2017, the Company granted a restricted stock award of 22,000 shares of Common Stock to a director. The award vests 25% on each of the first, second, third, and fourth anniversaries of the effective date.

On February 7, 2017, the Company held a closing of the 2016-2017 Offering, in which the Company sold 130,000 shares of its Common Stock, at a fixed purchase price of $5.00 per share. Aggregate gross proceeds of this closing were $650,000 before deducting commissions and fees of $40,750.

In connection with the closing, the Company agreed to pay certain placement agents cash commissions of 10% of the gross proceeds and commission in warrants to purchase a number of shares of Common Stock equal to 10% of the number of shares of Common Stock sold to investors first contacted by the placement agents in the Offering. The Company also agreed to pay a lead placement agent an additional cash commission of 1% of gross proceeds raised by certain of the placement agents and an additional 1% warrant commission. As a result of the foregoing, the placement agents were issued warrants to purchase an aggregate of 7,350 shares of Common Stock. The warrants have a term of five years and an exercise price of $5.00 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

We have built prototype resonators and filters using our proprietary single-crystal materials. We are currently optimizing our BulkONE technology with our wafer-manufacturing partner under a joint development agreement (JDA) and a manufacturing agreement. We leverage both federal and state level non-dilutive research and development (“R&D”) grants to support development and commercialization of our technology. We are developing resonators for 4G/LTE and WiFi bands and the associated proprietary models and design kits required our RF filters. We are in process of stabilizing the wafer process technology and have engaged strategic customers to evaluate our resonator and filter prototypes. Our initial designs target high band 4G/LTE and WiFi frequency bands. Since Akoustis owns its core technology and controls access to its IP, we can offer several ways to engage with potential customers. First, we are engaging with the mobile wireless market, providing filters that we design and offer as a standard catalog component to multiple customers. Second, we can start with a customer-supplied filter specification, which we design and fabricate for a specific customer. Finally, we can offer our models and design kits for our customers to design their own filter into our proprietary technology.

Although we have received to date $581,000 of the approx. $1.0 million awarded in contract research and government grants since inception, our operations have been funded with capital contributions, grants, and debt. We have incurred losses totaling approximately $12.1 million from inception through December 31, 2016. These losses are primarily the result of material and material processing costs associated with developing and commercializing our technology as well as personnel costs, including stock-based compensation, professional fees, primarily accounting and legal, cost of director and officer liability insurance and losses due to the change in the fair value of derivatives. We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid state device technology development as well as engineering of catalog and custom filter designs.

Plan of Operation

We plan to commercialize our technology by designing and manufacturing single band and multi-band bulk acoustic wave (BAW) filter solutions that address problems (such as loss, bandwidth, power handling and isolation) created by the growing number of frequency bands in the RFFE of mobile devices to support 4G/LTE and WiFi. We have prototyped our first series of single-band low-loss BAW filter designs for 4G/LTE frequency bands, which are dominated by competitive BAW solutions and historically cannot be addressed with low band, lower power handling surface acoustic wave (SAW) technology. Second, we plan to develop, in early 2017, a series of filter solutions that can cover multiple frequency bands. In order to succeed, we must convince mobile phone OEMs and RFFE module manufactures to use our BulkONE technology in their modules. However, since there are only two dominant BAW filter suppliers in the industry that have high band technology, and both utilize such technology as a competitive advantage at the module level, we expect customers that lack access to high band filter technology will be open to engage with our pure-play filter company.

We have successfully transferred our BulkONE wafer process to our manufacturing partner. The BulkONE process uses a range of single-crystal group III-nitride piezoelectric materials, which were fabricated into BAW resonators and characterized at cellular communication frequencies to determine their bandwidth. On May 23, 2016, we announced an experimental, 3.4 GHz BAW two-port series-configured resonator device with a high K-squared of 12.5%, which was modeled near resonance frequency and was constructed from single-crystal undoped aluminum nitride (AlN) material. On November 1, 2016, we announced improvements to our single-crystal BAW resonator design and process technology to achieve a quality factor (Q) of 2914, which is suitable for BAW RF filters targeting 4G/LTE, WiFi and emerging 5G and other wireless applications. These resonators, which are the core building blocks enabling BAW RF filters, were fabricated using our patented BulkONE process. Our technology development efforts continue to focus on wafer and process optimization, specifically, through targeted activities for Q-factor and filter-performance improvements.

Once we complete customer validation of our technology, we expect to complete qualification of our BulkONE process technology in Q3 of calendar 2017 to support a product family of 4G/LTE filter solutions. Once we have stabilized our process technology in a manufacturing environment, we will complete a production release of our high-band filter products in the frequency range from 1.5GHz to 4.0GHz. The target frequency bands will be prioritized based upon customer priority. We expect this will require recruiting and hiring additional personnel.

In August 2016, we signed multiple non-exclusive collaborative business agreements with a Chinese tier one RFFE module manufacturer to supply its premium RF filter products, as well an agreement with a distributor who will be responsible for global promotion and selling of our filter products. On December 12, 2016 we received a commercial purchase order from a new OEM customer for development of a band-specific, high-frequency BAW RF filter for a non-mobile commercial application. The customer is an established OEM specializing in non-mobile communication systems with annual revenue of more than $1 billion. We will continue discussions with additional prospective customers, although these discussions may not result in any agreements. We expect to proceed with our plan to develop a family of standard catalog filter designs regardless of the outcome of these discussions.

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

The Company had $11.0 million of cash and cash equivalents on hand as of February 7, 2017 to fund our business and product development, to commercialize our technology, research and development, the development of our patent strategy, expansion of our patent portfolio, as well as for working capital and other general corporate purposes. Our anticipated expenses include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, public technology company. We anticipate increasing the number of employees to approximately 25-30 employees; however, this is highly dependent on the nature of our development efforts and our success in commercialization. We expect capital expenditures to be approximately $2.1-2.5 million for the purchase of R&D equipment during the next 12 months and are currently reviewing equipment leases or government grant opportunities to fund the purchase of the equipment. The amounts we actually spend for any specific purpose may vary significantly and will depend on a number of factors including, but not limited to, the pace of progress of our commercialization and development efforts, actual needs with respect to product testing, development and research, market conditions, and changes in or revisions to our marketing strategies.

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

Commercial development of new technology, by its nature, is unpredictable, and we cannot guarantee that our technology will be accepted, that we will ever earn revenues sufficient to support our operations or that we will ever be profitable. Furthermore, since we have no committed source of financing, we cannot guarantee that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

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

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a four-year period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

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

Results of Operations

Three Months Ended December 31, 2016 and 2015

Revenue

The Company recorded revenue of $159,068 during the three months ended December 31, 2016 from contract research and government grants due to the receipt of the second payment from the National Science Foundation (NSF) for the Phase II grant. The Phase II grant, awarded to the Company in December 2015 in the amount of $737,000, is a two-year program, and we have received $343,402 to date on this award. There was no revenue recorded in the three month 2015 comparative period.

Expenses

Research and Development Expenses

Research and Development (“R&D”) expenses were approximately $775,980 for the three months ended December 31, 2016 compared to $351,900 for the three months ended December 31, 2015, an increase of $424,080 or 121%. The increase was primarily associated with stock-based compensation, which increased by $268,700 due to new grants of restricted stock awards to R&D employees and contractors, as well as revaluation of grants issued for contractors in prior periods due to the stock price fluctuation from $1.60 as of December 31, 2015 to $5.88 as of December 31, 2016. Per ASC 505-40, the fair value of the grants issued to consultants is re-measured each reporting period over the requisite service period. In addition, we recorded an increase in materials and R&D supplies expense of $74,000, or 66%, due to a year over year increase in product development activities.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended December 31, 2016 were $2,066,800 as compared to $724,500 for the three months ended December 31, 2015, an increase of $1,342,300, or 185%. The increase occurred mainly in stock-based compensation, which increased by $1,168,600, or 1099%, over the $106,400 recorded for the three months ended December 31, 2015. The increase was driven by new restricted stock awards granted to employees and consultants as well as the revaluation of grants issued to consultants in prior periods due to the stock price fluctuation from $1.60 as of December 31, 2015 to $5.88 as of December 31, 2016.We recorded professional fees of $334,000, as compared to $114,300 for the three months ended December 31, 2015. The increase of $229,700, or 201%, was mainly due to increased accounting and legal fees associated with the 2016 annual meeting of stockholders, the filing of post-effective amendments to two registration statements in connection with the resale of Common Stock issued in our 2015 and 2016 private placements, the preparation and adoption of the Akoustis Technologies, Inc. 2016 Stock Incentive Plan and the filing of the related registration statement on Form S-8.

Other Income and Expense

Other Income and Expense for the three months ended December 31, 2016 was $712,200 and was comprised mainly of the loss related to the change in fair value of derivatives-warrants. The loss was recorded to reflect the stock price fluctuation from $1.60 per share as of December 31, 2015 to $5.88 per share as of December 31, 2016. We recorded a gain of $5,400 for the comparative three-month period ended December 31, 2015.

Net Loss

Net Loss was $3.4 million for the quarter ended December 31, 2016 compared to a net loss of $1.1 million for the quarter ended December 31, 2015. The higher quarter over quarter loss of $2.3 million, or 217%, was mainly driven by higher stock-based compensation expense for both R&D and G&A employees and contractors of $268,700 and $1,168,600, respectively, the higher loss recorded for the change in fair value of derivatives-warrants of $717,700, higher R&D material and supplies expense of $74,000 and higher professional fees of $229,700.

Six months Ended December 31, 2016 and 2015

Revenue

The Company recorded revenue of $159,068 from contract research and government grants due to the receipt of the second payment from the National Science Foundation (NSF) for the Phase II grant. The Phase II grant which is a two-year program, was awarded to the Company in December 2015 in the amount of $737,000. We have received $343,402 to date on the Phase II award. There was no revenue recorded in the six month 2015 comparative period.

Expenses

Research and Development Expenses

R&D expenses for the six-month period ended December 31, 2016 were $1,428,600 which was an increase of $755,000, or 112%, over the comparative 2015 period. The increase was primarily associated with salaries and benefits, stock-based compensation, and R&D materials and supplies. Salaries and benefit costs were $529,600 and were $140,000, or 36%, higher over the comparative six-month period ended December 31, 2015 due to increased headcount for technical personnel on boarded. Stock-based compensation was $465,000 higher (as compared to $0 as of December 31, 2015) due to new grants awarded to R&D employees and contractors. Per ASC 505-40, the fair value of the grants issued to consultants is re-measured each reporting period over the requisite service period. In addition, we recorded an increase in R&D materials and supplies expense of $107,400, or 49%, due to a year over year increase in product development activities.

General and Administrative Expenses

G&A expenses for the six months ended December 31, 2016 were $3,330,000 compared to $1,485,800 for the six months ended December 31, 2015. The higher spend of $1,844,200, or 124%, was primarily driven by increases in stock-based compensation and professional fees. Stock-based compensation was $1,782,900 versus $172,100 for the comparative six months, an increase $1,610,800, or 936%. The change was due to new awards to employees, directors, and consultants, as well as the revaluation of the grants issued to consultants in prior periods due to an increase in price per share of common stock ($5.88 as of December 31, 2016, versus $1.60 as of December 31, 2015). We recorded professional fees of $611,000 for the six months ended December 31, 2016. This was an increase of $291,000, or 91%, over the comparative six-month period. The higher professional fee spend was primarily due to accounting and legal fees associated with the 2016 annual meeting of stockholders, the filing of post-effective amendments to two registration statements for the resale of Common Stock issued in our 2015 and 2016 private placements, the preparation and adoption of the Akoustis Technologies, Inc. 2016 Stock Incentive Plan and the filing of the related registration statement on Form S-8.

Other Expense

Other Expense for the six months ended December 31, 2016 was $869,500 due to the loss recorded for the change in the fair value of derivatives-warrants compared to a $19,400 gain recorded for the 2015 six-month comparative period. The loss recorded was due to the stock price fluctuation from $1.60 per share as of December 31, 2015 to $5.88 per share as of December 31, 2016.

Net Loss

Net Loss was $5.5 million for the six months ended December 31, 2016 compared to a net loss of $2.1 million in the comparative six months ended December 31, 2015. The higher loss of $3.4 million was due to the increases in stock-based compensation expense for R&D and G&A personnel and contractors of $465,000 and $1,610,800, respectively, the higher loss recorded for the change in fair value of derivatives-warrants of $889,000, a higher R&D materials and supplies spend of $107,000 and higher professional fees of $291,000.

Liquidity and Capital Resources

Although we have earned $581,400 from contract research and grants since inception, our operations have been primarily funded with initial capital contributions, sales of our equity securities, and debt financing.

As of December 31, 2016, we had current assets of $5,166,900, primarily made up of cash of approximately $5,001,500. Current liabilities, made up of accounts payable, accrued liabilities and deferred revenue, were $947,400. Working capital as of the quarter ended December 31, 2016 was $4,219,500. As compared to June 30, 2016, current assets at December 31, 2016 increased by $913,100, mainly due to the increase of cash on hand. The cash increase was the result of $3,456,500 net proceeds of the first two closings of the second 2016 private placement offering, which was offset by $2,126,400 cash used for operations and by $484,000 cash used for equipment purchases. Current liabilities as of December 31, 2016 increased by $403,700 over June 30, 2016. We saw an increase of $179,000 in accrued bonus payable due to the additional expense recorded for the six-month period, an increase of $130,600 in accrued stock-based compensation due to additional restricted stock grants awarded to employees, contractors, directors and consultants and the revaluation of restricted stock grants issued in prior periods because of the change in the price per share ($5.88 per share as of December 31, 2016 versus $4.18 as of June 30, 2016). We also recorded a $102,600 increase in accrued expenses mainly due to higher spend on professional fees and R&D materials and supplies.

Long-term liabilities were $396,828 as of December 31, 2016, and decreased $925,901 from June 30, 2016. The primary driver of the change was the reduction of the balance in the derivative liability-warrants. The liability was associated with placement agent warrants issued in connection with our 2015 offering and our first 2016 offering. Of the total warrants outstanding for, warrants for an aggregate of 386,476 shares of Common Stock were amended as of December 30, 2016 and, as a result, were converted to non-derivative instruments. As a result, $925,901 of the associated derivative liability-warrants were reclassified as stockholder’s equity. The remaining warrants for 85,222 shares of Common Stock were amended and converted to non-derivative instruments on January 19, 2017, and the remainder of the accrual, $396,828, will be reclassified as stockholder’s equity for the quarter ending March 31, 2017.

Stockholder’s equity was $4,576,800 as of December 31, 2016. The increase over the June 30, 2016 balance of $2,676,400 was the net effect of the net loss for the six-month period of $5,468,700 offset by the equity change associated with the first two closings of the 2016-2017 Offering. In those two closings, we sold 733,000 par value $.001 common shares for $5.00 per share with net proceeds of $3,456,500. Stockholder’s equity also increased over the June 30, 2016 balance due to the reclassification of the derivative liability for warrants in the amount of $1,795,400.

As referenced above, we held two closings of the 2016-2017 Offering during the quarter ended December 31, 2016. On November 25, 2016, we held a closing on the sale of 322,000 shares of Common Stock at $5.00 per share for aggregate gross proceeds of $1,610,000. There were no fees associated with this closing. On December 27, 2016, we held a closing for the sale of 410,997 shares of Common Stock at $5.00 per share for aggregate gross proceeds of $2,055,000 before commissions of $194,500 and legal and other fees of $14,025. In addition to these two closings, on January 18, 2017, we held a third closing of the 2016-2017 Offering for the sale of 1,258,996 shares of Common Stock at the price of $5.00 per share for total aggregate gross proceeds of $6,294,980 before commissions and fees of $605,195. On February 7, 2017 the Company held a fourth closing of the 2016-2017 Offering in which the Company sold an additional 130,000 shares of Common Stock at $5.00 per share for gross proceeds of $650,000 before deducting expenses of $40,750 for commissions and fees. In total as of February 9, 2017, the Company has sold 2,121,993 shares of Common Stock in the 2016-2017 Offering for total aggregate gross proceeds of $10,610,000 before commissions and fees of $854,010.

In February 2016, we were notified that we had been awarded a $738,000 National Science Foundation (“NSF”) Small Business Innovative Research Phase II grant, a two-year program. To date we have received $343,000 of the $738,000 initially awarded. On January 19, 2017, we were notified by the NSF that we had been awarded an incremental $147,000 on the NSF Phase II grant to be used for technological enhancement for commercial partnerships. We expect to apply for additional research and development grants that support technology innovation in line with our business plan. We believe that we have additional opportunities for new grants and matching funds from our current small business program partnership with NSF, including a Phase IIb award, which has a potential $500,000 award. We expect to receive notification of the Phase IIb award in the second half of 2017. There can be no assurance, however, that these grants will be received.

As a result of the 2016-2017 Offering, we expect our existing funds will be sufficient to fund our operations beyond March 31, 2018. There is no assurance that the Company’s projections and estimates are accurate or that the Company will be able to raise additional capital, if required, on terms favorable to the Company or at all.

Cash Flow Analysis

Operating activities used cash of $2,126,400, for the six months ended December 31, 2016 as compared to $1,705,699 for the six months ended December 31, 2015. The net loss of $5,468,700 recorded for the six months ended December 31, 2016, offset by non-cash items of stock-based compensation of $2,247,900, change in the fair value of derivatives of $869,500, and an increase in trade payables and accrued expenses of $244,100, were the primary components of cash used in operating activities for the six-month period.

Investing activities used cash of $484,000 for the six months ended December 31, 2016 due to purchases of R&D machinery and equipment of $444,400 and cash paid for patents of $39,650. For the six months ended December 31, 2015, investing activities used cash of $140,300 for the purchase of R&D machinery and equipment of $123,400 and cash paid for patents for $16,900.

Cash flows from financing activities for the six months ended December 31, 2016, were $3,456,460 from the sale of 732,997 shares of Common Stock less commissions and fees of $208,525 from the first and second closings of the 2016-2017 Offering on November 25, 2016 and December 27, 2016. There were no cash flows from financing activities for the comparative six-month period ended December 31, 2015.

Off-Balance Sheet Transactions

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2016.

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

We conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 25, 2016 and December 27, 2016, we sold 322,000 shares and 411,000 shares, respectively, of our Common Stock, at a fixed purchase price of $5.00 per share to accredited investors in a private placement offering (the “2016-2017 Offering”).  Aggregate gross proceeds of these sales before deducting expenses totaled $3,665,000.  The Offering was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the safe harbor provided by Rule 506(b) of Regulation D.  In connection with the December 27 sale, we paid an aggregate cash commission of $194,500 and issued warrants to purchase an aggregate of 38,900 shares of Common Stock to Katalyst Securities, LLC (“Katalyst”) for its services as placement agent in the closing.  The warrants have a term of five years and an exercise price of $5.00 per share.  We also reimbursed Katalyst approximately $14,025 for legal and other expenses in connection with the December 27 sale.

The above sales, including the registration rights associated therewith, are more fully described in our Current Reports on Form 8-K filed with the SEC on November 25, 2016 and December 28, 2016.

On December 30, 2016, we entered into amended and restated warrants for 386,486 shares of our Common Stock with the holders of warrants that were issued to the placement agents in connection with our 2015 and first 2016 private placements of securities.  On January 19, 2017, we entered into amended and restated warrants for 85,222 shares of our Common Stock with the remaining warrant holders from our 2015 and first 2016 private placements. These amended and restated warrants superseded and replaced the original warrants in all respects, except that the shares of Common Stock underlying the amended and restated warrants only included the portion of the original warrants that were not exercised prior to the amendment and restatement of the warrants.  The amendments to the warrants were ministerial and provide that the warrant holders will not be entitled to exchange the warrants for cash in any fundamental transaction that is not approved by our Board of Directors or that occurs in a transaction or as a result of an event not within our control.  The amendments also provide that, subject to certain exceptions, the warrants may be further amended with the prior written consent of holders of warrants exercisable for a majority of the shares of Common Stock then issuable upon exercise of warrants of the same class.  No commission or other remuneration was paid or given for soliciting the execution of the amended and restated warrants, and we entered into the amended and restated warrants in reliance on Section 3(a)(9) of the Securities Act.  The form of amended and restated warrant is filed as Exhibit 10.1 to this Report and is incorporated herein by reference.

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

Dated: February 14, 2017	Akoustis Technologies, Inc.

	By:	/s/ Cindy C. Payne
Cindy C. Payne
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan of Conversion, dated December 15, 2016 (incorporated by reference to Exhibit 2.1the registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.1	Articles of Conversion, as filed with the Nevada Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.2	Certificate of Conversion, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.3	Certificate of Incorporation, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.4	Bylaws, dated as of December 15, 2016 (incorporated by reference to Exhibit 3.4 to the registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

10.1	Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

10.2	Form of Restricted Stock Award Agreement under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan

10.3	Registrant Rights Agreement by and among the Company and the investors in the 2016-2017 Offering (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 25, 2016)

10.4	Amendment No. 1 to Registration Rights Agreement by and among the Company and the investors in the 2016-2017 Offering (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2016)

10.5	Form of Placement Agent Warrant in connection with the 2016-2017 Offering (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2016)

10.6	Form of Subscription Agreement by and among the Company and the investors in the 2016-2017 Offering

10.7	Form of Amended Subscription Agreement by and among the Company and the investors in the 2016-2017 Offering

10.8	Placement Agent Agreement, dated December 8, 2016, between the Company and Katalyst Securities LLC in connection with the 2016-2017 Offering

10.9	Placement Agent Agreement, dated December 12, 2016, between the Company and Drexel Hamilton, LLC in connection with the 2016-2017 Offering

10.10	Placement Agent Agreement, dated December 19, 2016, between the Company and Northland Securities, Inc in connection with the 2016-2017 Offering

10.11	Placement Agent Agreement, dated December 14, 2016, between the Company and Joseph Gunnar & Co., LLC.in connection with the 2016-2017 Offering

10.12	Form of Amended and Restated Placement Agent Warrant for Common Stock of the Company in connection with the Company’s 2015 private placement offering and 2016 private placement offering

18	Preferability Letter

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial and Accounting Officer

101	Interactive Data Files of Financial Statements and Notes

101.INS	Instant Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

