Form 10-Q
period 2017-03-31
Akoustis Technologies, Inc.
filed 2017-05-15
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-38029

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

As of May 12, 2017, there were 18,586,143 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

AKOUSTIS TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Akoustis Technologies, Inc.

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2017	2016
	(unaudited)
Assets

Assets:
Cash and cash equivalents	$9,425,699	$4,155,444
Inventory	49,534	43,544
Prepaid expenses	125,714	54,818
Deposits	688,651	-
Total current assets	10,289,598	4,253,806

Property and equipment, net	688,162	206,985

Intangibles, net	117,854	71,233

Other assets	10,715	10,715
Total Assets	$11,106,329	$4,542,739

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$1,271,794	$543,646
Deferred revenue	30,500	-
Total current liabilities	1,302,294	543,646

Long-term Liabilities:
Derivative liabilities	-	1,322,729

Total Liabilities	1,302,294	1,866,375

Commitments and contingencies

Stockholders' Equity
Preferred Stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 45,000,000 shares authorized; 18,105,349 and 15,375,981 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	18,105	15,376
Additional paid in capital	23,993,581	9,335,801
Accumulated deficit	(14,207,651)	(6,674,813)
Total Stockholders' Equity	9,804,035	2,676,364
Total Liabilities and Stockholders' Equity	$11,106,329	$4,542,739

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016	For the Nine Months Ended March 31, 2017	For the Nine Months Ended March 31, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Contract research and government grants	$294,464	$234,334	$453,532	$234,334

Revenue	14,500	-	14,500	-

Total revenue	308,964	234,334	468,032	234,334

Operating expenses
Research and development	1,162,138	375,779	2,590,698	1,049,391
General and administrative expenses	1,203,641	480,757	4,533,652	1,966,561
Total operating expenses	2,365,779	856,536	7,124,350	3,015,952

Loss from operations	(2,056,815)	(622,202)	(6,656,318)	(2,781,618)

Other income (expense)
Other income	-	500	-	500
Interest income	671	305	970	1,153
Change in fair value of derivative liabilities	(8,028)	(127,994)	(877,490)	(108,565)
Total other income (expense)	(7,357)	(127,189)	(876,520)	(106,912)
Net loss	$(2,064,172)	$(749,391)	$(7,532,838)	$(2,888,530)

Net loss per common share - basic and diluted	$(0.12)	$(0.06)	$(0.46)	$(0.22)

Weighted average common shares outstanding -basic and diluted	17,691,114	13,161,247	16,419,225	12,854,810

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity

For the Nine Months Ended March 31, 2017

(unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Stockholders' Equity

Balance, July 1, 2016	15,375,981	$15,376	$9,335,801	$(6,674,813)	$2,676,364

Common stock issued for cash, net of issuance costs	2,141,993	2,142	9,838,885	-	9,841,027

Warrants issued to underwriter	-	-	(715,081)	-	(715,081)

Common stock issued for services	553,000	553	3,181,465	-	3,182,018

Common stock issued for exercise of warrants	34,375	34	54,966	-	55,000

Vesting of restricted shares	-	-	97,326	-	97,326

Transfer of warrants from liability to equity classification	-	-	2,200,219	-	2,200,219

Net loss for the nine months ended March 31, 2017	-	-	-	(7,532,838)	(7,532,838)

Balance, March 31, 2017	18,105,349	$18,105	$23,993,581	$(14,207,651)	$9,804,035

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended	For the Nine Months Ended
	March 31, 2017	March 31, 2016
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,532,838)	$(2,888,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61,374	23,403
Amortization of intangibles	5,063	2,212
Share-based compensation	2,952,850	441,190
Change in fair value of derivative liabilities	877,490	108,565
Changes in operating assets and liabilities:
Inventory	(5,990)	(43,544)
Prepaid expenses	(70,896)	351
Cash paid for deposits	(688,651)	-
Other assets	-	-
Accounts payable and accrued expenses	339,561	143,731
Deferred revenue	30,500	-
Net Cash Used In Operating Activities	(4,031,537)	(2,212,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(542,551)	(124,672)
Cash paid for intangibles	(51,684)	(31,784)
Net Cash Used In Investing Activities	(594,235)	(156,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,841,027	769,687
Proceeds from the exercise of warrants	55,000	-
Net Cash Provided By Financing Activities	9,896,027	769,687

Net Increase (Decrease) in Cash	5,270,255	(1,599,391)

Cash - Beginning of Period	4,155,444	4,329,496

Cash - End of Period	$9,425,699	$2,730,105

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock compensation payable	$485,916	$101,045
Warrants issued for stock issuance costs	$715,081	$-
Reclassification of derivative liability to additional paid in capital	$2,200,219	$-

See accompanying notes to the condensed consolidated financial statements

AKOUSTIS TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2017

Note 1. Organization

Akoustis Technologies, Inc. (formerly known as Danlax, Corp.) (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 10, 2013. Effective December 15, 2016, the Company changed its state of incorporation from the State of Nevada to the State of Delaware. Through its subsidiary, Akoustis, Inc. (a Delaware corporation), the Company operates in the telecommunications and fiber optics sector and is based in Huntersville, North Carolina. The mission of the Company is to commercialize and manufacture its patented BulkONE® acoustic wave technology to address the critical frequency-selectivity requirements in today’s mobile smartphones - improving the efficiency and signal quality of mobile wireless devices and enabling the Internet of Things.

On August 11, 2016, the Company changed its fiscal year from the period beginning on April 1 and ending on March 31 to the period beginning on July 1 and ending on June 30 of each year, effective immediately.

On March 10, 2017, the Company announced that its common stock was approved for listing on the NASDAQ Capital Market, effective March 13, 2017 under the symbol AKTS.

On March 23, 2017, the Company entered into a Definitive Asset Purchase Agreement and a Definitive Real Property Purchase Agreement (together, the “Agreements”) with The Research Foundation for the State University of New York (RF-SUNY) and Fuller Road Management Corporation (FRMC), an affiliate of RF-SUNY, to acquire for an aggregate purchase price of $2.75 million, certain specified assets, including STC-MEMS, a semiconductor wafer-manufacturing operation and microelectromechanical systems (MEMS) business with associated wafer-manufacturing tools and 28 employees, as well as the real estate and improvements associated with the facility located in Canandaigua, New York, which is used in the operation of STC-MEMS. Subject to satisfaction of certain conditions precedent, the Agreements contemplate that closing of the transactions is expected to occur approximately 90 days from the date of execution of the definitive agreement, which is on or about June 26, 2017.

The 2016-2017 Offering

The Company sold a total of 2,141,993 shares of its common stock, par value $0.001 per share (the “Common Stock”) in a private placement offering (the “2016-2017 Offering”) at a fixed purchase price of $5.00 per share (the “2016-2017 Offering Price”), with closings in each of November and December 2016 and January and February 2017. Aggregate gross proceeds were $10.7 million before deducting commissions and expenses of approximately $854,000. In connection with the 2016-2017 Offering, the Company also issued to the placement agents, warrants to purchase an aggregate 205,126 shares of Common Stock with a term of five years and an exercise price of $5.00 per share. In accordance with the terms of the subscription agreements executed by the Company and each of the investors, if the Company issues additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions, including but not limited to issuances of awards under Company employee stock incentive programs and certain issuances in connection with credit arrangements, equipment financings, lease arrangements, or similar transactions) between November 25, 2016 and the date that is 90 days after the date on which a registration statement registering the resale of the shares issued in the 2016-2017 Offering is declared effective by the Securities and Exchange Commission (the “SEC”), for a consideration per share less than the 2016-2017 Offering Price (as adjusted for any subsequent stock dividend, stock split, distribution, recapitalization, reclassification, reorganization, or similar event) (the “Lower Price”), each investor will be entitled to receive from the Company additional shares of Common Stock in an amount such that, when added to the number of shares of Common Stock initially purchased by such Investor, will equal the number of shares of Common Stock that such Investor’s investment in the Offering would have purchased at the Lower Price.

Note 2. Liquidity and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2017, the Company had working capital of $9.0 million and an accumulated deficit of $14.2 million. Since inception, the Company has recorded approximately $876,000 of revenue from contract research and government grants. As of March 31, 2017, the Company had cash and cash equivalents of $9.4 million which the Company believes is sufficient to fund its current operations through June 2018. The Company had $10 million of cash and cash equivalents on hand as of May 12, 2017 to fund its business. The Company cannot yet estimate the amount of capital expenditures to be incurred in connection with the operations of the Acquired Business (as defined in Note 9) upon closing of the transactions discussed more fully in Note 9 as it is continuing to conduct due diligence on the operations and available financial information associated with the acquisition. Consummation of the transactions is conditioned, in part, on delivery to the Company of the financial books and records of the Acquired Business sufficient for the completion of an audit or financial information as necessary to satisfy any SEC filing requirements related to the acquisition.

There is no assurance that the Company’s projections and estimates are accurate. The Company’s primary sources of operating funds since inception have been private equity, note financings and grants. The Company needs to raise additional capital to accomplish its business plan objectives and will continue its efforts to secure additional funds through issuance of debt or equity instruments and/or receipts of grants as appropriate. Management believes that it will be successful in obtaining additional financing based on its history of raising funds; however, the amount of funds raised, if any, may not be sufficient to enable the Company to attain profitable operations. To the extent that the Company is unsuccessful in obtaining additional financing, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Note 3. Summary of significant accounting policies

Basis of presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC.

The unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Transition Report on Form 10-K for the three months and year ended June 30, 2016, filed on October 31, 2016, (the “2016 Annual Report”) has been omitted from this 10-Q. The results of operations for the interim periods presented herein are not necessarily indicative of results for the entire fiscal year ending June 30, 2017 or any other period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Akoustis, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 3-Summary of Significant Accounting Policies in the 2016 Annual Report. Since the date of the 2016 Annual Report, there have been no material changes to the Company’s significant accounting policies, except for the change in accounting policy related to the presentation of contract research and government grants as discussed below. The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements. These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, deferred taxes and related valuation allowances, and the fair values of long lived assets. Actual results could differ from the estimates.

Change in Accounting Policy for Revenue Recognition

Effective October 1, 2016, the Company changed its accounting policy for the recognition of grant revenue. The Company believes this change in accounting policy is preferable due to the fact that grant revenue is viewed as an ongoing function of its intended operations. This change in accounting policy also enhances the comparability of the Company’s financial statements with many of its industry peers. The adoption of this accounting policy change has been applied retrospectively to all prior periods presented in this Quarterly Report on Form 10-Q and has had no impact on net loss per share.

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

Engineering Review Services Revenue

The Company records Engineering Review Services revenue (“ERS”) which is for providing one time design and development services whereby the Company’s R&D personnel deliver simulations/models and demonstration units (low volume) for evaluation by the customers. The Company recognizes revenue when there is persuasive evidence of an arrangement, the service has been provided to the customer, the amount of fees to be paid by the customer is fixed or determinable, and the collection of fees is reasonably assured. Total ERS revenue to date is approximately $14,500.

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three and nine months ended March 31, 2017 and 2016 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Options	160,000	160,000
Warrants	642,448	324,650
Totals	802,448	484,650

Shares Outstanding

Shares outstanding include shares of restricted stock with respect to which restrictions have not lapsed. Restricted stock included in reportable shares outstanding was 2,144,055 shares and 1,353,055 shares as of March 31, 2017 and 2016, respectively. Shares of restricted stock are included in the calculation of weighted average shares outstanding.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation. The reclassifications did not have an impact on net loss as previously reported.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed consolidated financial statements.

Note 4. Property and equipment

Property and equipment consisted of the following:

	Estimated Useful Life	March 31, 2017	June 30, 2016
Research and development equipment	3 – 10 years	$768,923	$226,372
Computer equipment	5 years	16,783	16,783
Furniture and fixtures	5 – 10 years	3,725	3,725
Leasehold improvements	*	3,240	3,240
		792,671	250,120
Less: Accumulated depreciation		(104,509)	(43,135)
Total		$688,162	$206,985

(*) Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $35,540 and $10,417 for the three months ended March 31, 2017 and 2016, respectively.

The Company recorded depreciation expense of $61,374 and $23,403 for the nine months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, research and development fixed assets totaling $39,116 were not placed in service and therefore not depreciated during the period.

Note 5. Intangible assets

The Company’s intangible assets consisted of the following:

	Estimated useful life	March 31, 2017	June 30, 2016
Patents	15 years	$126,246	$74,562
Less: Accumulated amortization		(9,952)	(4,889)
Subtotal		116,294	69,673
Trademarks	—	1,560	1,560
Intangible assets, net		$117,854	$71,233

The Company recorded amortization expense of $1,951 and $800 for the three months ended March 31, 2017 and 2016, respectively.

The Company recorded amortization expense of $5,063 and $2,212 for the nine months ended March 31, 2017 and 2016 respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

March 31,
2018	$8,212
2019	8,212
2020	8,212
2021	8,212
2022	8,212
Thereafter	75,234
$116,294

Note 6. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at March 31, 2017 and June 30, 2016:

	March 31, 2017	June 30, 2016
Accounts payable	$146,217	$73,400
Accrued salaries and benefits	107,071	21,376
Accrued bonuses	334,228	126,575
Accrued stock-based compensation	567,669	179,079
Other accrued expenses	116,609	143,216
Totals	$1,271,794	$543,646

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

During the nine months ended March 31, 2017, the Company amended the existing warrant agreements to eliminate the derivative feature. Upon execution of the revised agreements, a total of 471,697 warrants with a fair value of $2,200,219 were reclassified from liability to equity.

Level 3 Financial Liabilities – Derivative warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of March 31, 2017:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$	$—	$—	$—	$—

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of June 30, 2016:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$1,322,729	$—	$—	$1,322,729	$1,322,729

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended March 31, 2017:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, July 1, 2016	$1,322,729
Change in fair value of derivative warrant liabilities	877,490
Reclassification of Derivative liability to Additional Paid in Capital	(2,200,219)
Balance, March 31, 2017	$-

The fair value of the derivative feature of the warrants on the issuance dates, at the balance sheet date and on the date of reclassification to equity were calculated using a binomial option model valued with the following weighted average assumptions:

	January 19, 2017	June 30, 2016
Risk free interest rate	1.75%	1.01%
Dividend yield	0.00%	0.00%
Expected volatility	69%	39%
Remaining term (years)	3.14 – 4.04	3.89-4.79

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Note with a similar term on the date of the grant.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

Volatility: The Company calculates the expected volatility of the stock price based on the corresponding volatility of the Company’s peer group stock price for a period consistent with the warrant’s expected term.

Remaining term: The Company’s remaining term is based on the remaining contractual maturity of the warrants.

During the nine months ended March 31, 2017 and 2016, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $877,490 and $108,565, respectively, relating to the change in fair value.

Note 8. Stockholders’ Equity

The Company recorded stock-based compensation expense for the shares issued to consultants that have vested, which is a component of general and administrative expenses in the Condensed Consolidated Statement of Operations as follows:

		Stock Based Compensation

		For the Nine Months Ended
Month of Original Grant	Shares Issued	March 31, 2017	March 31, 2016
December 2015	230,000	$945,189	$136,603
March 2016	60,000	261,214	12,133
August 2016	40,000	147,600	-
January 2017	50,000	114,329	-
	380,000	$1,468,332	$148,736

As of March 31, 2017 and June 30, 2016, the Company had 18,105,349 and 15,375,981 common shares issued and outstanding, respectively.

Stock incentive plan

The following is a summary of the option activity:

	Options	Weighted Average Exercise Price

Outstanding – June 30, 2016	160,000	$1.50
Exercisable – June 30, 2016	40,000	$1.50
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding – March 31, 2017	160,000	$1.50
Exercisable – March 31, 2017	40,000	$1.50

As of March 31, 2017, the total intrinsic value of options outstanding and exercisable was $1,814,400 and $453,600, respectively. As of March 31, 2017, the Company has $59,764 in unrecognized stock-based compensation expense attributable to the outstanding options, which will be amortized over a period of 2.14 years.

For the three months ended March 31, 2017 and 2016, the Company recorded $6,888 and $6,964, respectively, in stock-based compensation related to stock options, which is reflected in the condensed consolidated statements of operations.

For the nine months ended March 31, 2017 and 2016, the Company recorded $20,968 and $21,044, respectively, in stock-based compensation related to stock options, which is reflected in the condensed consolidated statements of operations.

Issuance of restricted shares – employees and consultants

Restricted stock awards are considered outstanding at the time of execution by the Company and the recipient of a restricted stock agreement, as the stock award holders are entitled to dividend and voting rights. As of March 31, 2017, the number of shares granted for which the restrictions have not lapsed was 1,641,764 shares.

The Company recognizes the compensation expense for all share-based compensation granted based on the grant date fair value. The grant date fair value of the award is recorded as share–based compensation expense over the respective restriction period. Any portion of the grant awarded to consultants and other service providers as to which the repurchase option has not lapsed is accrued on the Balance Sheet as a component of accounts payable and accrued expenses. As of March 31, 2017 and June 30, 2016, the accrued stock-based compensation was $567,669 and $179,079, respectively. The Company has the right to repurchase some or all of such shares in certain circumstances upon termination of the recipient’s service with the Company, for up to 60 months from the date of termination (“repurchase option”). The shares as to which the repurchase option has not lapsed are subject to forfeiture upon termination of consulting and employment agreements.

In September 2015, the Company amended the original restricted stock agreement for certain award recipients. Pursuant to the amendment, 75% of the shares as to which the repurchase option had not lapsed as of September 30, 2015 will be released from the repurchase option on the third anniversary of the original effective date of the agreement. The remaining 25% of the shares will be released from the repurchase option on the fourth anniversary of the original effective date.

The following is a summary of restricted shares:

Grant Date	Shares Issued	Fair Value	Shares Vested
June 2014	307,876	$2,103,429	96,211
July 2014	32,408	2,090	9,452
August 2014	81,020	534,950	31,056
September 2014	129,633	513,400	32,408
March 2015	72,918	691,565	13,164
June 2015	293,000	439,500	-
November 2015	36,200	54,300	-
December 2015	300,000	1,393,000	230,000
January 2016	40,000	68,000	-
March 2016	60,000	333,000	60,000
June 2016	118,000	577,771	-
August 2016	351,000	1,570,472	40,000
January 2017	192,000	1,472,302	-
February 2017	110,000	697,500	-
March 2017	20,000	135,000	-
	2,144,055	$10,586,279	512,291

In relation to the above restricted stock agreements for the three months ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense for the shares that have vested of $698,103 and $235,030, respectively.

In relation to the above restricted stock agreements for the nine months ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense for the shares that have vested of $2,931,885 and $393,040, respectively.

As of March 31, 2017, the Company had $6,766,031 in unrecognized stock-based compensation expense related to the unvested shares.

Note 9. Commitments

Operating leases

The Company leases office space in Huntersville, NC pursuant to a three-year lease agreement. The operating lease provides for annual real estate tax and cost of living increases and contains predetermined increases in the rentals payable during the term of the lease. The aggregate rent expense is recognized on a straight-line basis over the lease term. The total lease rental expense was $42,716 and $41,364 for the nine months ended March 31, 2017 and 2016, respectively.

Total future minimum payments required under the operating lease are as follows.

Twelve Months Ending March 31,
2018	$48,260
2019	4,031
$52,291

Definitive Purchase Agreements

On March 23, 2017, the Company entered into a Definitive Asset Purchase Agreement (the “AP Agreement”) and a Definitive Real Property Purchase Agreement (“RP Agreement”) (collectively, the “Agreements”) with The Research Foundation for the State University of New York (“RF-SUNY”) and Fuller Road Management Corporation (“FRMC”), an affiliate of RF-SUNY (collectively, “Sellers”), respectively, to acquire certain specified assets, including STC-MEMS, a semiconductor wafer-manufacturing operation and microelectromechanical systems (MEMS) business with associated wafer-manufacturing tools, as well as the real estate and improvements associated with the facility located in Canandaigua, New York, which is used in the operation of STC-MEMS (the assets and real estate and improvements referred to together herein as the “Acquired Business”). The Company also agreed to assume substantially all of the on-going obligations of the Acquired Business incurred in the ordinary course of business.

Pursuant to the Agreements, and subject to the satisfaction or waiver of certain conditions, the Company will purchase the Acquired Business from Sellers for an aggregate purchase price of $2.75 million (subject to adjustment as provided in the AP Agreement), payable in cash, at closing. The Company has delivered $10,000 into escrow as a good faith deposit to be refunded to the Company only under certain limited circumstances, such as Sellers’ failure to complete the sale or the Company’s termination of the Agreements due to Sellers’ failure to satisfy a condition precedent to closing not waived by the Company.

Consummation of the transactions contemplated by the Agreements is subject to the satisfaction of certain conditions precedent, including, but not limited to, delivery to the Company of the financial books and records of the Acquired Business sufficient for the completion of an audit or financial information as necessary to satisfy any SEC filing requirements in connection with the acquisition, certain third-party consents, and other customary conditions of closing.  The Company has made various representations and warranties and covenants in the Agreements that are customary for a company acting as a buyer in its industry except that the Company is required to pay to FRMC a penalty, as set forth below, if the Company sells the property subject to the RP Agreement within three (3) years after the date of the RP Agreement for an amount in excess of $1,750,000, subject to certain enumerated exceptions. The penalty imposed shall be equivalent to the amount that the sales price of the property exceeds $1,750,000 up to the maximum penalty (“Maximum Penalty”) defined below:

Maximum Penalty
Year 1	$5,960,000
Year 2	$3,973,333
Year 3	$1,986,667
Year 4	$0

While the Agreements contemplate that a closing of the sale of the Acquired Business (the “Closing”) will take place on or about June 26, 2017, or up to 14 additional days in the Company’s discretion if certain required consents have not been obtained, the conditions precedent to closing are such that there can be no assurance that the Company will complete its acquisition of the Acquired Business in that time or at all.

The Acquired Business currently consists of a 120,000 square foot commercial wafer-manufacturing facility, including Class 100/Class 1000 cleanroom space, located in Canandaigua, New York, 57-acres of real estate and improvements associated with the manufacturing facility, 150-mm silicon MEMS wafer fab operations, including semiconductor manufacturing tools, an existing silicon-based MEMS business with historical annual revenues of approximately $3.0 million from multiple customers, and a 28 employee workforce that the Company generally expects will be offered employment upon the Closing and two existing tenants with multi-year leases. The Acquired Business also holds Trusted Foundry accreditation for MEMS processing, packaging and assembly. The Trusted Foundry Program, managed by the Department of Defense, was initiated in 2004 to ensure mission-critical national defense systems have access to leading-edge integrated circuits (ICs) from secure, domestic sources.

Note 10. Related Party Transactions

Consulting Services

AEG Consulting, a firm owned by one of the Company’s Co-Chairmen, received $5,137 and $3,000 for consulting fees for the three months ended March 31, 2017 and 2016, respectively. The firm received $14,445 and $4,875 for consulting fees for the nine months ended March 31, 2017 and 2016, respectively.

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

The Company’s second Co-Chairman participated in the closing of the 2016-2017 Offering that occurred on December 27, 2016 where he purchased 2,000 shares of Common Stock at a price of $5.00 per share for an aggregate purchase price of $10,000. A second brother of the CEO purchased 20,000 shares of Common Stock in the closing at an aggregate purchase price of $100,000.

Note 11. Subsequent Events

In April 2017, 59,506 placement agent warrants issued in connection with the 2015 private placement offering, each having a term of five years and an exercise price of $1.50, were exercised. Also in April 2017, 17,188 placement agent warrants issued in connection with the first 2016 private placement offering, each having a term of five years and an exercise price of $1.60, were exercised.

During April, the Company granted a restricted stock award of 70,000 shares of Common Stock to a non-executive employee. The award vests at 25% on each of the first four anniversaries of the award.

Also during April 2017, the Company issued a restricted stock award of 40,000 shares to a second non-executive employee. The award vests 50% on the second anniversary of the grant date and 25% on the each of the third and fourth anniversaries.

On May 2, 2017, the Company held a closing of a new private placement offering (the “2017 Offering”) in which it sold 111,100 shares of Common Stock at a purchase price of $9.00 per share, for aggregate gross proceeds of $999,900, before deducting commissions of $70,000. In connection with this closing, the Company agreed to pay a placement agent cash commissions not to exceed 7% of the gross proceeds raised from investors first contacted by the placement agent in the 2017 Offering. In addition, the Company agreed to issue to the placement agent warrants to purchase a number of shares of Common Stock equal to 7% of the number of shares of Common Stock sold to investors first contacted by the placement agent in the 2017 Offering as additional commissions. As a result of the foregoing, the Company issued to the placement agent warrants to purchase an aggregate of 7,777 shares of Common Stock. The warrants have a term of five years and an exercise price of $9.00 per share. These commissions were accrued pursuant to the terms of a placement agent agreement entered into in connection with the 2016-2017 Offering, which, as amended, provided for compensation to the placement agent upon subsequent investments made by an original participating stockholder in the 2016-2017 Offering.

Also, in May, the Company held a closing of the 2017 Offering in which it sold 63,000 shares of Common Stock at a purchase price of $9.00 per share, for aggregate gross proceeds of $567,000, before deducting commissions of $40,000. In connection with this closing, the Company issued to a placement agent warrants to purchase an aggregate of 4,410 shares of Common Stock. The warrants have a term of five years and an exercise price of $9.00 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

References in this report to “Akoustis,” “we,” “us,” “our” “the Company” and “our Company” refer to Akoustis Technologies, Inc. and its consolidated subsidiary, Akoustis, Inc.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that relate to our plans, objectives, estimates, and goals. Any and all statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of commercially viable radio frequency filters, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in this management’s discussion and analysis of financial condition or in the results of operations included pursuant to the rules and regulations of the SEC, (iv) our ability to close the acquisition of the STC-MEMS operations, as described below under “Overview,” and (v) the assumptions underlying or relating to any statement described in (i), (ii), (iii) or (iv) above.

Forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which are beyond our control. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

•	our need for substantial additional funds in order to continue our operations and our inability to obtain adequate financing,

•	our limited operating history,

•	our inability to generate revenues or achieve profitability,

•	risks relating to the results of our research and development activities, including uncertainties relating to semiconductor process manufacturing and our inability to achieve acceptance of our products in the market,

•	the early stage of our BulkONE® technology presently under development,

•	upturns and downturns in the industry, including the size and growth of the potential markets for any of our technologies,

•	our limited number of patents,

•	failure to obtain, maintain and enforce our intellectual property rights,

•	our inability to attract and retain key scientific, engineering, management, or other qualified personnel,

•	our substantial reliance on third-party manufacturers, suppliers, research organizations, testing laboratories, and other potential collaborators,

•	existing or increased competition in our industry,

•	our ability to successfully market and sell our technologies,

•	failure to innovate or adapt to new or emerging technologies,

•	results of arbitration and litigation,

•	stock volatility and illiquidity,

•	our failure to implement our business plans or strategies,

•	our ability to obtain any required approvals and consents for the acquisition of the Acquired Business, as described below under “Overview,” or to satisfy other conditions to the transactions on the proposed terms and timeframe,

•	the possibility that the closing of the acquisition of the Acquired Business does not occur when expected or at all, or that the parties may be required to modify aspects of the transactions to receive any required approvals and consents,

•	our ability to successfully integrate the Acquired Business into our operations, to operate it profitably, or to realize the benefits of the acquisition of the Acquired Business within expected timeframes or at all,

•	the use of our limited cash resources, and

•	regulatory developments in the U.S. and foreign countries.

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

Overview

Akoustis is an early-stage company that designs and manufactures innovative radio frequency (RF) filters enabling the RF front-end (RFFE) of Mobile Wireless devices, such as smartphones and tablets. Located between the device’s antenna and its digital backend, the RFFE is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. To construct the resonators that are the building blocks for the RF filter, we have developed a fundamentally new single-crystal acoustic materials and device technology that we refer to as BulkONE®. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RFFE.

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

We have built prototype resonators and filters using our proprietary single-crystal materials. We are currently optimizing our BulkONE® technology with our wafer-manufacturing partner under a joint development agreement (JDA) and a manufacturing agreement. We leverage both federal and state level, non-dilutive research and development (“R&D”) grants to support development and commercialization of our technology. We are developing resonators for 4G/LTE and WiFi bands and the associated proprietary models and design kits required for our RF filters. We are in process of stabilizing the wafer process technology, and have engaged strategic customers to evaluate our resonator and filter prototypes. Our initial designs target high band 4G/LTE and WiFi frequency bands. Since Akoustis owns its core technology and controls access to its IP, we can offer several ways to engage with potential customers. First, we are engaging with the mobile wireless market, providing filters that we design and offer as a standard catalog component to multiple customers. Second, we can start with a customer-supplied filter specification, which we design and fabricate for a specific customer. Finally, we can offer our models and design kits for our customers to design their own filter into our proprietary technology.

As discussed more fully in Note 9 to the condensed consolidated financial statements included herein, on March 23, 2017, we entered into a Definitive Asset Purchase Agreement and a Definitive Real Property Purchase Agreement with The Research Foundation for the State University of New York (RF-SUNY) and Fuller Road Management Corporation (FRMC), an affiliate of RF-SUNY, to acquire for an aggregate purchase price of $2.75 million, certain specified assets, including STC-MEMS, a semiconductor wafer-manufacturing operation and microelectromechanical systems (MEMS) business with associated wafer-manufacturing tools and 28 employees, as well as the real estate and improvements associated with the facility located in Canandaigua, New York, which is used in the operation of STC-MEMS (the assets and real estate and improvements referred to together herein as the “Acquired Business”). We also agreed to assume substantially all of the ongoing obligations of the Acquired Business incurred in the ordinary course of business. Subject to the satisfaction or waiver of certain conditions precedent, closing of the STC-MEMS transactions is expected to occur approximately 90 days from the date of execution of the definitive agreement, which is on or about June 26, 2017. We plan to utilize the Acquired Business to optimize our BulkONE® technology and to consolidate all aspects of wafer manufacturing for our disruptive and patented high band RF filters targeting the multi-billion dollar mobile and other wireless markets. This planned consolidation of the Company’s supply chain into the Acquired Business is expected to shorten time-to-market for its RF products, greatly enhancing the Company’s ability to service customers upon completion of development and design specifications. We believe shorter time-to-market cycles provide the Company the opportunity to increase the number of its customer engagements.

We have received to date $876,000 of the approximately $1.1 million of contract research and government grants that has been awarded to the Company since inception, and our operations have been funded with these grants, sales of our equity securities, and debt. We have incurred losses totaling approximately $14.2 million from inception through March 31, 2017. These losses are primarily the result of material and material processing costs associated with developing and commercializing our technology, as well as personnel costs, including stock-based compensation, professional fees (primarily accounting and legal), cost of director and officer liability insurance, and losses due to a change in the fair value of derivatives. We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid state device technology development and engineering of catalog and custom filter designs.

Plan of Operation

We plan to commercialize our technology by designing and manufacturing single-band and multi-band bulk acoustic wave (BAW) RF filter solutions that address problems (such as loss, bandwidth, power handling and isolation) created by the growing number of frequency bands in the RFFE of mobile devices to support 4G/LTE and WiFi. We have prototyped our first series of single-band low-loss BAW filter designs for 4G/LTE frequency bands, which are dominated by competitive BAW solutions and historically cannot be addressed with low band, lower power handling surface acoustic wave (SAW) technology. We also plan to develop, by the second half of calendar 2017, a series of filter solutions that can cover multiple frequency bands. In order to succeed, we must convince mobile phone OEMs and RFFE module manufacturers to use our BulkONE® technology in their systems and modules. However, since there are only two dominant BAW filter suppliers in the industry that have high band technology, and both utilize such technology as a competitive advantage at the module level, we expect customers that lack access to high band filter technology will be open to engage with our pure-play filter company.

Once we complete customer validation of our technology, we expect to complete qualification of our BulkONE® process technology in the second half of calendar 2017 to support a product family of 4G/LTE filter solutions. Once we have stabilized our process technology in a manufacturing environment, we will complete a production release of our high band filter products in the frequency range from 1.5GHz to 4.0GHz. The target frequency bands will be prioritized based upon customer priority. We expect this will require recruiting and hiring additional personnel.

We plan to pursue filter design and R&D development agreements with target customers and other strategic partners. These types of arrangements may subsidize technology development costs and qualification, filter design costs, as well as offer complementary technology and market intelligence and other avenues to revenue. However, we intend to retain ownership of our core technology, intellectual property, designs and related improvements. We expect to pursue development of catalog designs for multiple customers, and offer such catalog products in multiple sales channels.

The Company had $10 million of cash and cash equivalents on hand as of May 12, 2017 to fund our business and research and product development, to commercialize our technology, to develop and expand our patent portfolio, to complete the acquisition of the Acquired Business, and to provide working capital and funds for other general corporate purposes. Our anticipated expenses include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities (including travel and administration), costs associated with the acquisition, integration, and operation of the Acquired Business, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, public technology company. The amounts we actually spend for any specific purpose may vary significantly and will depend on a number of factors including, but not limited to, the pace of progress of our commercialization and development efforts, actual needs with respect to product testing, development and research, market conditions, changes in or revisions to our marketing strategies, and our ability to successfully close the acquisition of the Acquired Business and to integrate the Acquired Business into our operations.

Commercial development of new technology, by its nature, is unpredictable, and our technology may not be accepted, we may never earn revenues sufficient to support our operations, and we may never be profitable. Furthermore, since we have no committed source of financing, we may not be able to raise funds as and when we needed to continue our product development and operations. If we cannot raise funds as and when needed, or produce operating profits, we may be required to severely curtail, or even to cease, our operations.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents and accounts payable approximate fair value due to the short-term nature of these instruments.

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

Results of Operations

Three Months Ended March 31, 2017 and 2016

Revenue

The Company recorded revenue of $309,000 during the three months ended March 31, 2017 from contract research and government grants due to the receipt from the National Science Foundation (NSF) of $294,000 for the Phase II grant and the recognition of $15,000 of engineering review services revenue previously recorded in deferred revenue. For the comparative three months in 2016, we recorded $234,000 in revenue from contract research and government grants, which included the final payment on the Phase I grant from the NSF of $50,000 and a $184,000 payment from the NSF for the initial Phase II grant.

Expenses

Research and Development Expenses

Research and Development (“R&D”) expenses were approximately $1.2 million for the three months ended March 31, 2017 compared to $376,000 for the three months ended March 31, 2016, an increase of $786,000, or 209%. The increase was primarily attributable to an increase of $277,000, or 218%, in stock-based compensation due to new grants of restricted stock awards to R&D employees and contractors, as well as a revaluation of grants issued to contractors in prior periods to account for the stock price fluctuation from $2.14 as of March 31, 2016 to $12.84 as of March 31, 2017. In addition, we recorded an increase in salary and wage expense of $281,000, or 354%, and an increase in R&D materials and supplies expense of $172,000, or 149%, as the result of the ramp up of product development activities.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended March 31, 2017 were $1.2 million, compared to $481,000 for the three months ended March 31, 2016. The increase of $723,000, or 150%, occurred mainly in stock-based compensation, which increased by $186,000, or 162%, over the $115,000 recorded for the comparable three months in 2016. The increase was driven by new restricted stock awards granted to non-R&D employees and consultants, as well as the revaluation of grants issued to non-R&D consultants in prior periods to account for the stock price fluctuation from $2.14 as of March 31, 2016 to $12.84 as of March 31, 2017. Professional fees were $293,000, as compared to $128,000 for the comparative three months in 2016. The increase of $165,000, or 129%, was due mainly to higher accounting and legal fees, as well as $70,000 in fees for the Company’s uplist to the Nasdaq Capital Market (NASDAQ) as announced on March 10, 2017.

Other Income and Expense

Other Expense for the three months ended March 31, 2017 was $7,000, compared to $127,000 in the comparative three months of 2016. During the prior period, the Company amended warrant agreements issued in the 2015 and the first 2016 private placement offerings to eliminate the derivative feature for all but 85,222 of the outstanding warrants. The final 85,222 warrants were amended in January 2017, and as a result, there was a decrease in the amount of loss recorded for derivative liabilities as compared to the three months ended March 31, 2016.

Net Loss

Net Loss was $2.1 million for the three months ended March 31, 2017, compared to a net loss of $749,000 for the three months ended March 31, 2016. The higher year over year loss of $1.3 million, or 175%, was mainly driven by higher stock-based compensation expense for both R&D and G&A employees and contractors of $277,000 and $186,000, respectively, higher spend on R&D material and supplies expense of $172,000, higher professional fees of $165,000, and higher salary and wage expense for R&D and G&A employees of $562,000 in aggregate.

Nine months Ended March 31, 2017 and 2016

Revenue

The Company recorded revenue of $468,000 for the nine months ended March 31, 2017. Of that amount, the Company received $454,000 from NSF Phase II grant and $15,000 from engineering review services revenue previously recorded in deferred revenue. Revenue in the comparative nine months of 2016 was $234,000, all of which came from the NSF Phase I and Phase II grants.

Expenses

Research and Development Expenses

R&D expenses for the nine-month period ended March 31, 2017 were $2.6 million which was an increase of $1.5 million, or 147%, over the comparative 2016 period. The increase was primarily associated with salaries and benefits, stock-based compensation, and R&D materials and supplies. Salaries and benefit costs were $891,000 and were $421,000, or 90%, higher over the comparative nine-month period ended March 31, 2016 due to increased headcount for technical personnel. Stock-based compensation was $871,000, which was a$744,000, or 586%, increase over the $127,000 recorded for the nine months ended March 31, 2016. The increase was due to new grants of restricted stock awards to R&D employees and contractors and the revaluation of grants made to contractors in prior periods to account for the stock price fluctuation from $2.14 as of March 31, 2016 to $12.84 as of March 31, 2017. In addition, we recorded an increase in R&D materials and supplies expense of $281,000, or 84%, due to the ramp up of product development activities.

General and Administrative Expenses

G&A expenses for the nine months ended March 31, 2017 were $4.5 million, compared to $2.0 million for the nine months ended March 31, 2016. The higher spend of $2.6 million, or 130%, was primarily driven by increases in stock-based compensation and professional fees. Stock-based compensation was $2.1 million, compared to $287,000 for the comparative nine months in 2016, an increase of $1.8 million, or 625%. The change was due to new grants of restricted stock awards to non-R&D employees, directors, and consultants, as well as the revaluation of the grants issued to consultants in prior periods to account for the stock price fluctuation from $2.14 as of March 31, 2016 to $12.84 as of March 31, 2017. We recorded professional fees of $903,000 for the nine months ended March 31, 2017. This was an increase of $456,000, or 102%, over the comparative nine-month period in 2016. The higher professional fee spends occurred mainly in accounting fees (an increase of $85,000) and legal fees (an increase of $262,000), as well as $70,000 in fees for the Company’s uplist to the Nasdaq Capital Market.

Other Income and Expense

Other expense for the nine months ended March 31, 2017 was $877,000, compared to $107,000 for the nine months ended March 31, 2016, and was made up primarily of the loss recorded for the change in the fair value of derivatives-warrants, as described above under “Other Income and Expense” for the three months ended March 31, 2017. Other expense for the comparative nine-month period in 2016 included a loss of $107,000 and a loss for the change in fair value of derivatives-warrants due to the stock price fluctuation from $2.14 per share as of March 31, 2016 to $12.84 per share as of March 31, 2017.

Net Loss

Net Loss was $7.5 million for the nine months ended March 31, 2017, compared to a net loss of $2.9 million in the nine months ended March 31, 2016. The higher loss of $4.6 million was due to increases in stock-based compensation expense for R&D and G&A personnel and contractors of $744,000 and $1.8 million, respectively, the higher loss recorded for the change in fair value of derivatives-warrants of $769,000, and increases in wages and benefits of $596,000, professional fees of $456,000, and R&D materials and supplies expense of $281,000.

Liquidity and Capital Resources

We have received $876,000 from contract research and grants since inception, and our operations have been primarily funded with these grants, sales of our equity securities, and debt financing.

As of March 31, 2017, we had current assets of $10.3 million, primarily consisting of approximately $9.4 million in cash and $689,000 in deposits. Current liabilities were $1.3 million and included accounts payable and other accrued expenses of $263,000, as well as accrued payroll, including accrued bonuses and stock based compensation, of $1.0 million. Working capital as of the quarter ended March 31, 2017 was $9.0 million, compared to $3.7 million as of June 30, 2016. The increase in working capital as of March 31, 2017 was primarily attributable to an increase of $5.3 million in cash due to the receipt of $9.8 million in net proceeds from the 2016-2017 Offering.

Long-term liabilities were $0 as of March 31, 2017, a decrease of $1.3 million from June 30, 2016. The change was due to the decrease in derivative-warrants, as described above under “Results of Operations.”

Stockholder’s equity was $9.8 million as of March 31, 2017. The $7.1 million increase over $2.7 million as of June 30, 2016 was primarily attributable to the receipt of $9.8 million in net proceeds from the 2016-2017 Offering (as discussed in Note 1 to the consolidated financial statements), the issuance of Common Stock for services valued at $3.1 million, and the reclassification of the derivative-warrants as equity valued at $2.2 million (as discussed in Note 7 to the consolidated financial statements). These increases were offset by the $7.5 million net loss for the nine-month period ending March 31, 2017.

In total, we sold 2,141,993 shares of Common Stock in the 2016-2017 Offering for total aggregate gross proceeds of $10,710,000 before commissions and fees of $854,010. In addition, we sold 174,100 shares of Common Stock in the 2017 Offering for aggregate gross proceeds of $1.6 million before deducting commissions of $110,000. As of May 12, 2017, the Company has $10 million in cash and cash equivalents on hand; we expect our existing funds will be sufficient to fund our current operations through June 30, 2018. This expectation does not account for any capital expenditures associated with the integration and operation of the Acquired Business as the Company is continuing to conduct due diligence on the operations and available financial information associated with the Acquired Business. Consummation of the acquisition is conditioned, in part, on delivery to the Company of the financial books and records of the Acquired Business sufficient for the completion of an audit or financial information as necessary to satisfy any SEC filing requirements related to the acquisition

Cash Flow Analysis

Operating activities used cash of $4.0 million during the nine months ended March 31, 2017, compared to $2.2 million for the nine months ended March 31, 2016. The primary components of the cash used in operations included the $7.5 million net loss for the nine months ended March 31, 2017 and a deposit paid for future production of wafer inventory of $684,000, offset by non-cash items of stock-based compensation of $3.0 million, change in the fair value of derivatives of $877,000, and an increase in trade payables and accrued expenses of $340,000. For the nine months ended March 31, 2016, the primary components of the cash used in operations included $2.9 million net loss, offset by non-cash items of stock-based compensation of $441,000, the change in the fair value of derivatives of $109,000, and an increase in trade payables and accrued expenses of $144,000.

Investing activities used cash of $594,000 for the nine months ended March 31, 2017 due to purchases of R&D machinery and equipment of $543,000 and cash paid for patents of $52,000. For the nine months ended March 31, 2016, investing activities used cash of $156,000 for the purchase of R&D machinery and equipment for $125,000 and for patent expense of $32,000.

Cash flows from financing activities for the nine months ended March 31, 2017 included $9.8 million in net proceeds from the sale of 2,141,993 shares of Common Stock in the 2016-2017 Offering. Additionally, the Company received $55,000 upon the exercise of warrants for 34,375 shares of Common Stock at $1.60 per share. For the nine months ended March 31, 2016, cash flows from financing totaled approximately $770,000 in net proceeds from the sale of 494,125 shares of Common Stock.

Off-Balance Sheet Transactions

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2017.

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

We conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS.

The risk factors below represent material changes from the risk factors set forth in our Transition Report on Form 10-K, filed with the SEC on October 31, 2016.

We may not be able to obtain satisfaction of all conditions to complete the acquisition of the Acquired Business.

The closing of the acquisition of the Acquired Business is subject to the satisfaction of certain conditions precedent. A number of the conditions are not within our control and may prevent, delay, or otherwise materially adversely affect the closing of the acquisition. These conditions include, among other things, delivery to the Company of the financial books and records of the Acquired Business sufficient for completion of an audit or financial information as necessary to satisfy any SEC filing requirements related to the acquisition, certain third-party consents, and other customary conditions of closing. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. A delay or failure in the closing of the acquisition may have a material adverse effect on our stock price, business, financial condition, and operating results.

While the acquisition of the Acquired Business is pending, we are subject to business uncertainties that could disrupt our business.

Whether or not we complete the acquisition of the Acquired Business, the fact that it is pending may disrupt our current plans and operations, which could have an adverse effect on our business, plan of operation, and results of operations. The pendency of the acquisition may also divert management’s attention and our resources from our ongoing business operations. We may incur significant costs, charges, or expenses relating to the acquisition, regardless of whether or not it is completed. Further, we cannot predict how our suppliers and third-party manufacturers with whom we do business will view or react to the acquisition. If we are unable to maintain our normal relationships as a result of the pending acquisition, or in the event that we are unable to complete the acquisition, our business may be adversely affected.

We will incur substantial expenses in connection with the successful acquisition of the Acquired Business.

We expect to incur substantial expenses in connection with the successful acquisition of the Acquired Business. Specifically, we have agreed to assume substantially all of the ongoing obligations of the Acquired Business incurred in the ordinary course of business. In addition, we expect to incur substantial expenses in connection with the integration of the Acquired Business with our current operations. We may not be able to control the amount or timing of these expenses, which are difficult to estimate at the present time. Any failure to generate sufficient funds from operations or to otherwise obtain additional funds as needed to satisfy these expenses may have a material adverse effect on our business, financial condition, and operating results.

Following the successful completion, if at all, of the acquisition of the Acquired Business, we may be unable to successfully integrate the Acquired Business with our current operations and strategic business plan.

Following the successful completion, if at all, of the Acquired Business, we will be required to devote significant management attention and resources to integrating the Acquired Business with our current operations and to developing the integrated operations in accordance with our strategic business plan. There is no guarantee that we will maintain existing customer/other relationships or the revenue stream of the Acquired Business. We may fail to realize some or all of the anticipated benefits of the acquisition of the Acquired Business if the integration and development process takes longer than expected or is more costly than expected. Such failure may have a material adverse effect on our stock price, business, plan of operation, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 18, 2017, we held a third closing of the 2016-2017 Offering for the sale of 1,258,996 shares of Common Stock at the price of $5.00 per share for total aggregate gross proceeds of $6.3 million before commissions and fees of $605,195. In February 2017, the Company held a fourth and fifth (final) closing of the 2016-2017 Offering in which the Company sold an additional 150,000 shares of Common Stock at $5.00 per share for gross proceeds of $750,000 before deducting commissions and fees of $40,750. In connection with these closings, the Company also issued warrants to placement agents to purchase up to 131,250 shares of our Common Stock. The warrants have a term of five years and an exercise price of $5.00 per share. In total, the Company sold 2,141,993 shares of Common Stock in the 2016-2017 Offering to accredited investors for total aggregate gross proceeds of $10.7 million before commissions and fees of $854,470, and issued warrants to placement agents to purchase up to170,150 shares of our Common Stock. The placement agents were Katalyst Securities LLC, Drexel Hamilton, LLC, Northland Securities, Inc., and Joseph Gunnar & Co., LLC. The 2016-2017 Offering was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the safe harbor provided by Rule 506(b) of Regulation D.

On January 19, 2017, we entered into amended and restated warrants for 85,222 shares of our Common Stock with the remaining warrant holders from our 2015 and first 2016 private placement offerings. These amended and restated warrants superseded and replaced the original warrants in all respects, except that the shares of Common Stock underlying the amended and restated warrants only included the portion of the original warrants that were not exercised prior to the amendment and restatement of the warrants.  The amendments to the warrants were ministerial and provide that the warrant holders will not be entitled to exchange the warrants for cash in any fundamental transaction that is not approved by our Board of Directors or that occurs in a transaction or as a result of an event not within our control.  The amendments also provide that, subject to certain exceptions, the warrants may be further amended with the prior written consent of holders of warrants exercisable for a majority of the shares of Common Stock then issuable upon exercise of warrants of the same class.  No commission or other remuneration was paid or given for soliciting the execution of the amended and restated warrants, and we entered into the amended and restated warrants in reliance on Section 3(a)(9) of the Securities Act.  The form of amended and restated warrant is filed as Exhibit 10.6 to this Report and is incorporated herein by reference.

In January 2017, we issued 50,000 shares of Common Stock to two third-party consulting firms in partial consideration for consulting services. These grants were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act because the grants were not made pursuant to a public offering and were made only to third-party contractors with access to information about the Company.

On May 2, 2017, the Company held a closing of the 2017 Offering, in which the Company sold 111,100 shares of Common Stock at a fixed purchase price of $9.00 per share. Aggregate gross proceeds before deducting expenses were $999,900. In connection with this closing, we paid an aggregate cash commission of $70,000 and issued warrants to purchase an aggregate of 7,777 shares of Common Stock to Drexel Hamilton, LLC (“Drexel”). The warrants have a term of five years and an exercise price of $9.00 per share. The commissions accrued pursuant to the terms of a placement agent agreement entered into in connection with the 2016-2017 Offering, which, as amended, provided for compensation to Drexel upon subsequent investments made by an original participating stockholder in the 2016-2017 Offering. The Offering was exempt from registration under Section 4(a)(2) of the Securities Act, in reliance upon the safe harbor provided by Rule 506(b) of Regulation D.

On May 12, 2017, the Company held a closing of the 2017 Offering, in which the Company sold 63,000 shares of Common Stock at a fixed purchase price of $9.00 per share. Aggregate gross proceeds before deducting expenses were $567,000. In connection with this closing, we paid an aggregate cash commission of $40,000 and issued warrants to purchase an aggregate of 4,410 shares of Common Stock to Katalyst Securities, LLC (“Katalyst”). The warrants have a term of five years and an exercise price of $9.00 per share. The commissions accrued pursuant to the terms of a placement agent agreement entered into in connection with the 2016-2017 Offering, which, as amended, provided for compensation to Katalyst upon subsequent investments made by an original participating stockholder in the 2016-2017 Offering. The Offering was exempt from registration under Section 4(a)(2) of the Securities Act, in reliance upon the safe harbor provided by Rule 506(b) of Regulation D.

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

Dated: May 15, 2017	Akoustis Technologies, Inc.

	By:	/s/ Cindy C. Payne
Cindy C. Payne
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Definitive Asset Purchase Agreement dated March 23, 2017, by and between the Research Foundation for the State University of New York and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017 (SEC File No. 001-38029))

2.2	Definitive Real Property Purchase Agreement dated March 23, 2017, by and between Fuller Road Management Corporation and the Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017 (SEC File No. 001-38029))

10.1	Registration Rights Agreement by and among the Company and the investors in the 2016-2017 Offering (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 25, 2016 (SEC File No. 333-193467))

10.2	Amendment No. 1 to Registration Rights Agreement by and among the Company and the investors in the 2016-2017 Offering (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2016 (SEC File No. 333-193467))

10.3	Form of Placement Agent Warrant in connection with the 2016-2017 Offering (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2016 (SEC File No. 333-193467))

10.4	Form of Subscription Agreement by and among the Company and the investors in the 2016-2017 Offering (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016, filed with the SEC on February 14, 2017 (SEC File No. 333-193467))

10.5	Form of Amended Subscription Agreement by and among the Company and the investors in the 2016-2017 Offering (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016, filed with the SEC on February 14, 2017 (SEC File No. 333-193467))

10.6	Form of Amended and Restated Placement Agent Warrant for Common Stock of the Company in connection with the Company’s 2015 private placement offering and 2016 private placement offering (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016, filed with the SEC on February 14, 2017 (SEC File No. 333-193467))

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101	Interactive Data Files of Financial Statements and Notes

101.INS	Instant Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

