Form 10-K
period 2017-06-30
Akoustis Technologies, Inc.
filed 2017-09-20
CIK 1584754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number: 001-38029

AKOUSTIS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-1229046
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9805 Northcross Center Court, Suite H
Huntersville, NC	28078
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number, including area code: 1-704-997-5735 Securities registered under Section 12(b) of the Act:

Title of Each Class: Common Stock, $0.001 par value	Name of each exchange on which registered: The NASDAQ Stock Market LLC (NASDAQ Capital Market)

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates on December 31, 2016 was approximately $52,512,000. For purposes of this computation, shares of Common Stock held by all officers, directors, and beneficial owners of 10% or more of the outstanding Common Stock were excluded because such persons may be deemed to be affiliates of the registrant. Such determination should not be deemed an admission that such persons are, in fact, affiliates of the registrant.

As of September 8, 2017, there were 19,084,583 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements, including, without limitation, in the sections captioned “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of commercially viable radio frequency filters, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which are beyond our control. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, our limited operating history, our inability to generate revenues or achieve profitability, the results of our research and development (R&D) activities, our inability to achieve acceptance of our products in the market, general economic conditions, including upturns and downturns in the industry, our limited number of patents, failure to obtain, maintain and enforce our intellectual property rights, our inability to attract and retain qualified personnel, our reliance on third parties to complete certain processes in connection with the manufacture of our products, product quality and defects, existing or increased competition, our ability to market and sell our products, our inability to successfully integrate our STC-MEMS Business (as defined below under “Business — Recent Developments — Business Developments”) in our business, our failure to innovate or adapt to new or emerging technologies, our failure to comply with regulatory requirements, results of any arbitration or litigation that may arise, stock volatility and illiquidity, our failure to implement our business plans or strategies, our failure to maintain effective internal control over financial reporting, and our failure to maintain the Trusted Foundry accreditation of our New York fabrication facility. A description of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report appears in the section captioned “Risk Factors” and elsewhere in this Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. Except as may be required by law, we do not undertake any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise.

DEFINITIONS

When used in this Report, the terms, “we,” “Akoustis,” the “Company,” “our,” and “us” refers to Akoustis Technologies, Inc., a Delaware corporation, and its wholly owned consolidated subsidiaries, Akoustis, Inc. and Akoustis Manufacturing New York, Inc., each of which are Delaware corporations.

PART I

ITEM 1.          BUSINESS

Overview

Akoustis is an early stage company focused on developing, designing and manufacturing innovative radio frequency (RF) filter products for the mobile wireless device industry. We use a patented fundamentally new piezoelectric resonator technology that we call BulkONE® in the manufacturing of bulk acoustic wave (BAW) resonators, the building blocks of high selectivity “RF” filters required to route signals in a smartphone or other mobile or wearable device, cellular infrastructure and WiFi routers. Filters are a critical component of the RF front-end (RFFE), and their use has multiplied with the launch and licensing of 4G/LTE, emerging 5G and WiFi frequency bands. They are used to define the range of frequencies of radio signals that are transmitted (the “passband”) and simultaneously reject unwanted signals.

We plan to use single-crystal piezoelectric materials to develop a new class of BAW RF filters with a fundamental advantage to reduce losses over existing thin film RF filter technologies. We believe our technology will be disruptive to the RFFE market through the following expected advantages:

●	Wider bandwidth coverage,

●	Smaller filter supports higher level of integration and lower manufacturing costs,

●	Lower insertion loss,

●	Improved power compression and linearity,

●	Reduced power amplifier cost, for the ultimate purpose of manufacturing our BAW RF filters,

●	Reduced heat generation and reduced battery loading, and

●	Reduced guard band between adjacent frequency bands.

Once our technology is qualified for mass production, we expect to design and sell single-crystal BAW RF filter products using our BulkONE® technology. Our product focus is on innovative single-band filter products for the growing smartphone and RFFE module market, which can be used to make duplexer or multiplexer filter products necessary for the mobile market. These products present the greatest near-term potential for commercialization of our technology. According to a Mobile Experts May 2016 report, the mobile filter market is expected to grow from $8.2 billion in 2017 to greater than $12 billion by 2021.

Recent Developments

Business Developments

In August 2016, we announced our first customer engagement when we entered into multiple non-exclusive agreements with a Chinese tier one RFFE module manufacturer to supply it with our premium RF filter products for next-generation high-band RFFE modules for 4G, emerging 4.5G and 5G mobile - targeting the China and India OEM markets. In December 2016, we announced our second customer engagement, this time for the development of a band-specific, high-frequency (above 3.5 GHz) BAW RF filter for a non-mobile commercial application with a well-established OEM, specializing in non-mobile defense systems, with annual revenues of more than $1 billion.  In May 2017, we announced our third customer engagement, this time for the development of high-performance BAW duplexers for non-mobile communication systems with a multi-billion dollar U.S. Fortune 500 company that provides systems, products and solutions to government and commercial customers worldwide.

On March 23, 2017, we entered into an Asset Purchase Agreement and a Real Property Purchase Agreement (collectively, the “STC-MEMS Agreements”) with The Research Foundation for the State University of New York (“RF-SUNY”) and Fuller Road Management Corporation (“FRMC”), an affiliate of RF-SUNY (collectively, “Sellers”), respectively, to acquire certain specified assets, including STC-MEMS, a semiconductor wafer-manufacturing and microelectromechanical systems (MEMS) operation with associated wafer-manufacturing tools, and the associated real estate and improvements located in Canandaigua, New York used in the operation of STC-MEMS (the assets and real estate and improvements referred to together herein as the “STC-MEMS Business”). Pursuant to the STC-MEMS Agreements, the Company also agreed to assume post acquisition date substantially all of the ongoing obligations of the STC-MEMS Business incurred in the ordinary course of business.

We completed the acquisition of the STC-MEMS Business through our wholly-owned subsidiary, Akoustis Manufacturing New York, Inc., a Delaware corporation formed in connection with the acquisition, on June 26, 2017 for an aggregate purchase price of $2.8 million in cash. The Company recorded net assets acquired of $6.3 million for purchase consideration of $4.6 million (includes $2.85 million of cash paid at closing plus $1.7m real estate contingent liability), which resulted in the recording of a bargain purchase gain of $1.7 million. The Company reviewed what factors might contribute to a bargain purchase to determine if it was reasonable for a bargain purchase to occur. We determined the factors that contributed to the bargain purchase price were:

●	The transaction was completed with a motivated seller who the Company believed was very hesitant to liquidate assets and lay-off employees in the current political environment.

●	The cash burn of the facility (approximately $3.0 million annually) was an economic burden to the sellers.

●	The Company, the County and State were motivated to approve the transaction without significant price negotiation, as they believed it would insure the employment of the headcount and provide the opportunity for increased headcount and increased investment in the facility that would add to the tax base.

Based upon these factors, the Company concluded that the occurrence of a bargain purchase was reasonable.

The STC-MEMs acquisition allows the Company to internalize manufacturing, increase capacity and control its wafer supply chain for single crystal BAW RF filters. We have now successfully transferred our R&D resonator filter process flow into the facility, and we plan to utilize the facility to optimize our BulkONE® technology and to consolidate all aspects of wafer manufacturing for our disruptive and patented high band BAW RF filters targeting the multi-billion dollar mobile and other wireless markets. This planned consolidation of the Company’s supply chain into the STC-MEMS Business started on June 26, 2017 and is expected to shorten time-to-market for our RF products, greatly enhancing our ability to service customers upon completion of development and design specifications. Furthermore, we believe that shorter time-to-market cycles provide us with the opportunity to increase the number of our potential customers.

In August 2017, we announced our first shipment of premium high-band BAW RF filter prototypes manufactured using our patented single-crystal BulkONE® technology to the aforementioned Chinese tier one customer. The shipment included high performance, LTE-TDD Band 41, 2.6 GHz BAW RF filters that we believe will satisfy the challenging filter requirements in the high growth 4G LTE mobile market in China. Shortly thereafter, we announced our first 3.5GHz RF filter shipments to our second customer for a key Radar application.

Organizational Developments

On August 11, 2016, we changed our fiscal year from a fiscal year ending on March 31 of each year to one ending on June 30 of each year, effective for the fiscal year ended June 30, 2017. On October 31, 2016, we filed a transition report on Form 10-K for the transition period from April 1, 2016 to June 30, 2016.

Following stockholder approval at our 2016 annual stockholders’ meeting, we changed our state of incorporation from the State of Nevada to the State of Delaware on December 15, 2016.

Glossary

The following is a glossary of technical terms used herein:

●	Acoustic wave — a mechanical wave that vibrates in the same direction as its direction of travel.

●	AlGaN — Aluminum Gallium Nitride.

●	AlN — Aluminum Nitride.

●	Acoustic wave filter — an electromechanical device that provides radio frequency control and selection, in which an electrical signal is converted into a mechanical wave in a device constructed of a piezoelectric material and then back to an electrical signal.

●	Band, channel or frequency band — a designated range of radio wave frequencies used to communicate with a mobile device.

●	Bulk acoustic wave (BAW) — an acoustic wave traveling through a material exhibiting elasticity, typically vertical or perpendicular to the surface of a piezoelectric material.

●	Digital baseband — the digital transceiver, which includes the main processor for the communication device.

●	Duplexer — a bi-directional device that connects the antenna to the transmitter and receiver of a wireless device and simultaneously filters both the transmit signal and receive signal.

●	Filter — a series of interconnected resonators designed to pass (or select) a desired radio frequency signal and block unwanted signals.

●	Group III element nitrides — a dielectric material comprised of group IIIA element, such as boron (B), aluminum (Al) or gallium (Ga), combined with group 5A (or VA nitrogen to form a compound semiconductor nitride such as BN, AlN, or GaN. For resonators, the dielectric is typically chosen based upon the piezoelectric constant of the material in order to generate the highest electromechanical coupling.

●	Insertion Loss —The power losses associated with inserting a BAW filter into a circuit.

●	K-Squared — electromechanical coupling factor that determines the effective bandwidth of a filter.

●	Lossy — resistive losses that result in heat generation.

●	Metrology — techniques used to evaluate materials, devices and circuits.

●	Monolithic topology — a description of an electrical circuit whereby all the elements of the circuit are fabricated at the same time using the same process flow.

●	Power Amplifier Duplexer (PAD) — an RF module containing a power amplifier and duplex filter components for the RFFE of a smartphone.

●	Piezoelectric materials — certain solid materials (such as crystals and certain ceramics) that produce a voltage in response to applied mechanical stress, or that deform when a voltage is applied to them.

●	Quality factor, or Q — energy stored divided by the energy dissipated per cycle. Higher Q represents a higher caliber of resonance, and implies mechanical and electrical factors responsible for energy dissipation are minimal. For a given amount of energy stored in a resonator, Q represents the number of cycles resonance will continue without additional input of energy into the system.

●	Resonator — a device whose impedance sharply changes over a narrow frequency range and is characterized by one or more ‘resonance frequency’ due to a standing wave across the resonator’s electrodes. The vibrations in a resonator can be characterized by mechanical “acoustic” waves which travel without a characteristic sound velocity. Resonators are the building blocks for RF filters used in mobile wireless devices.

●	RF — radio frequency.

●	RF front-end (RFFE) — the circuitries in a mobile device responsible for processing the analog radio signals; located between the device’s antenna and the digital baseband.

●	RF spectrum — a defined range of frequencies.

●	Surface acoustic wave (SAW) — an acoustic sound wave traveling horizontally along the surface of a piezoelectric material.

●	TDD LTE — Time Division Duplex- Long-Term Evolution or a wireless standard which shares the bandwidth between transmit and receive.

●	Tier one — a supplier or OEM with dominant market share.

●	Tier two — a supplier or OEM with an established but not dominant market share.

●	Trusted Foundry— The Trusted Foundry Program was initiated by the Department of Defense in 2004 to ensure mission-critical national defense systems access to leading-edge integrated circuits from secure, domestic sources. Defense Microelectronics Activity (DMEA) is the manager of the Trusted Foundry Program for the U.S. Department of Defense (DoD). It is a joint DoD / National Security Agency (NSA) program and is administered by the NSA’s Trusted Access Program Office (TAPO).

●	Wafer — a thin slice of semiconductor material used in electronics for the fabrication of integrated circuits.

Our Technology

Current RF filters utilize a technology that is limited by the material properties of the base filter component. Existing BAW filters use an “acoustic wave ladder” that is based on a monolithic topology approach using lossy polycrystalline materials. By contrast, our BulkONE® technology uses a single-crystal material, which provides 30% higher piezoelectric properties, compared to conventional polycrystalline materials used in the industry today. We have fabricated R&D resonators that demonstrate the feasibility of our approach and believe our technology will yield a new generation of filter products.

BulkONE® technology consists of novel single-crystal piezoelectric materials, which are fabricated into bulk-mode, acoustic wave resonators and RF filters. Our patented piezoelectric materials contain high-purity Group III element nitride materials and possess a unique signature, which can be detected by conventional material metrology tools. We utilize analytical modeling techniques to aid in the design of our materials, and our raw material specifications are typically outsourced to a third party for manufacturing. Once our materials are ready for processing, we supply our NY fabrication facility raw materials, a mask design file, and unique process sequence in order to fabricate our resonators and filters. Our wafer process flow is compatible with wafer level packaging (WLP) that allows for low profile, cost effective filters to be produced.

Challenges Facing the Mobile Device Industry

Rising consumer demand for always-on wireless broadband connectivity is creating an unprecedented need for high performance RFFE for mobile devices. Mobile devices such as smartphones and tablets are quickly becoming the primary means of accessing the Internet, thereby driving the Internet of Things (IoT). The rapid growth in mobile data traffic is testing the limits of existing wireless bandwidth. Carriers and regulators have responded by opening new spectrums of RF frequencies, driving up the number of frequency bands in mobile devices. This substantial increase in frequency bands has created a demand for more filters, as well as a demand for filters with higher selectivity. The global transition to LTE and adoption of LTE-Advanced with more sophisticated carrier aggregation and multiple-input, multiple-output (MIMO) techniques will continue to push the requirements for increased supply of high performance filters.

Furthermore, the new spectrum introduced by 4G/LTE and emerging 5G is driving spectrum licensing at higher frequencies than previous 3G smartphone models. For example, new TDD LTE frequencies allocated for 4G wireless cover frequencies nearly twice as high as those covered in previous generation phones. As a result, the demand for filters represents the single largest growth opportunity in the RFFE industry according to a Mobile Experts May 2016 report. For traditional “low band” frequencies, SAW filters have been the primary choice, while high band solutions have utilized BAW filters due to their performance and yield. While there are multiple sources of supply for SAW technology, the source of supply for BAW filters is more limited and essentially dominated by two manufacturers worldwide. See “Competition” below.

In addition, signal loss of current generation acoustic wave filters is excessively high, and up to half of the transmit power is wasted as heat, which ultimately constrains battery life. Another challenge is that the allocated spectrum for mobile communication bands requires high bandwidth RF filters, which, in turn, requires wide bandwidth core resonator technology. In addition, filters with inferior selectivity either reduce the available operating bands the mobile device can support or increase the noise in the operating bands. Each of these problems negatively impacts the end-user’s experience when using the mobile device.

The RFFE must meet growing data demands while reducing cost and improving battery life. Our solution involves a new approach to RFFE component manufacturing, enabled by BulkONE® technology. We expect our technology to produce filters that will reduce the overall system cost and improve performance of the RFFE.

Our Solutions

Our immediate focus is on the commercialization of wide bandwidth RF filters operating in the high frequency portion of the RFFE (called high band). Using our BulkONE® technology, we believe these filters enable new PAD module or RFFE competition for high band modules as well as performance-driven low band applications. Initially, we expect to target select strategic RFFE market leaders as well as tier two mobile phone original equipment manufacturers (“OEMs”) and/or RFFE module suppliers. Longer term, our focus will be to expand our market share by engaging with multiple mobile phone OEMs and RFFE module manufacturers. We have transitioned our technology to our Canandaigua, NY facility and continue to focus on the commercialization of our filters using our BulkONE® technology. This will be the first in a series of R&D activities that will set the foundation for filter products that we believe can disrupt the high band filter market. We will develop a series of filter designs to be used in the manufacturing of duplexers or more complex multiplexers targeting the 4G/LTE and emerging 5G frequency bands. We believe our filter designs will create an alternative for, and replace, filters currently manufactured using materials with fundamentally inferior performance. Figure 1 below illustrates characterization plots that represent the high power, high bandwidth and high frequency capability of our single crystal materials.

Figure 1-Characteristics of our single crystal materials used to fabricate our BAW RF filters.

Single-Band Designs for Duplexers and Multiplexers

SAW filters have been preferred in modern RFFE because of their high performance, small size and low cost. However, traditional SAW ladder designs do not perform well in high frequency bands or bands with closely spaced receive and transmit channels, typical of many new bands. Therefore, BAW filters are needed for these bands. We have demonstrated in a development environment our ability to fabricate BAW resonators, the building block of BAW filters, that are more efficient than existing available BAW resonators, and we believe the improved efficiency will reduce the total cost of RFFE as well as reduce the battery demand for mobile devices. Additionally, we believe that our BulkONE® filters will allow for a single manufacturing method that will support all of the BAW filter band range and a significant portion of the SAW band range. Figure 2 below illustrates what we believe will be the frequency range of our BulkONE® technology.

Figure 2- The potential range of our technology

Pure-Play Filter Provider Enables New Module Competition

Given the high sound velocity in our piezoelectric materials, our technology allows for a wide range of frequency coverage, and we plan to supply filters that will support 4G/LTE, emerging 5G and WiFi bands. We have successfully demonstrated resonators that will support the design and fabrication of 4G/LTE filters, and our current focus is on completing the development required to transition this single-crystal BAW technology to high volume manufacturing. We will be a pure-play filter supplier that will address the increasing RF complexity placed on RFFE manufacturers supporting 4G/LTE and WiFi. Figure 3 illustrates the historical growth in RF complexity.

Figure 3- Increase in Filter content in Mobile Phone Front End Modules (FEMs) from 2015 - 2021 (Source: Ericsson 2016)

 Commercialization

Our immediate focus is on the commercialization of wide bandwidth RF filters to address the RFFE with innovative single-band designs using our BulkONE® high band spectrum technology. We are currently developing our first commercial single-band filter through our STC-MEMS Business wafer fabrication facility. We are focused on developing fixed-band filters because we believe these designs present the greatest near-term potential for commercialization of our technology, and that once demonstrated, the STC-MEMS facility can be more efficiently readied for production compared to alternative technologies.

Our development plan contains the following milestones:

●	Milestone 1 (Manufacturing Gap Analysis) - Validate required materials, people, process and equipment are present for volume manufacturing.

●	Milestone 2 (Process Transfer to STC-MEMS Business) - Design of filters, technology transfer and fabrication on high-volume manufacturing equipment, achieve fully tested wafers, and delivery of RF filter product prototypes.

●

Milestone 3 (Complete Filter Process Capability) - Update RF filter design including process improvements, fabricate and test multiple wafers using the approved manufacturing process flow, calculate yields, and complete delivery of initial product prototypes.

●	Milestone 4 (Production-Ready Filter Design) - Filter design complete and manufacturing process locked.

●	Milestone 5 (Product Packaging and Ramp) - Product fully packaged and ready for production, focus shift to revenue generation from filter sales.

Milestones 1, 2 and 3 are complete. We continue to make progress on Milestones 4 and 5. We expect to generate revenues from the sale of our filters in the first half of the 2018 calendar year, after completion of Milestones 4 and 5.

Research and Development

Since inception, the Company’s focus has been on developing an innovative mobile-wireless filter technology with a compelling value proposition to our potential customers and a significant and noticeable impact to the end user. Whereas today’s polycrystalline material (used to manufacture RF resonators and filters) is sputtered on a metal-coated carrier, our patented BulkONE® technology employs high quality, single-crystal resonator films, which are used as the enabler to create high performance BAW RF filters. This single-crystal material is a key differentiator when compared to the incumbent amorphous thin-film technologies because it increases the acoustic velocity and the electromechanical coupling coefficient in the resonator, which results in higher filter efficiencies and lower power consumption, leading to simplified RFFEs, longer battery life, reduced tissue heating, and ultimately lower manufacturing costs. Research and development expense totaled $ 4,425,778 for the year ended June 30, 2017 and $1,758,701 for the year ended June 30, 2016. These R&D activities focused on single-crystal material development and resonator demonstration. Current R&D investments include single-crystal materials advancement, technology transfer to our manufacturing partner and resonator development and filter design.

As a result of our efforts, we developed and recently published a measured filter designed for 3.5GHz to 3.9GHz applications. Our focus is now on improving the electromechanical coupling and quality factor of our resonator technology and the performance of our fabricated filters through design improvements and process optimization experiments.

In addition, we are developing technology for filters applications at frequencies greater than 5GHz. The performance of early work on resonators resonating at 5.798GHz was presented at a technical conference showing an electromechanical coupling coefficient (k2eff ) of 6.5%, obtained after de-embedding resonator characteristics from measured data.

Figure 4- Akoustis’ single crystal undoped AIN piezoelectric technology based 3.7GHz filter performance. The plot shows measured narrow band S21 and S11 for the fabricated 3.7GHz filter, showing minimum insertion loss of approximately 2.dB.

Raw Materials

Within its internal manufacturing operation, Akoustis sources raw materials, process gases, metals and other miscellaneous supplies to fabricate its BAW RF filter circuits.  Materials range from substrates (used to deposit key piezoelectric materials) to standard dielectric-based laminates (used for packaging of the RF filter circuits). The Company sources at least two types of substrate materials for its BAW process and the Company has more than one supplier for each material type. Multiple process gases are used for material synthesis, process etching and wafer treatment.  While there is more than one supplier for most process gases, the purity levels of such gases may change by source.  Hence, either purification or process requalification may be required, as purchase from a second source is required.  Akoustis sources various high purity metals for electrode formation and interconnect layers for its RF circuits.  Such metals are available in various purity levels and are available from more than one supplier.  Other process handling hardware common to the semiconductor industry is available in abundance from multiple suppliers. Consistent with other semiconductor manufacturers, the Company may have to work with all its suppliers to ensure adequate supply of raw materials, process gases and metals as the Company ramps from R&D into high volume manufacturing.

Intellectual Property

We rely on a combination of intellectual property rights, including patents and trade secrets, along with copyrights, trademarks and contractual obligations and restrictions to protect our core technology and business.

In the United States and internationally we have fourteen (14) patents, of which three (3) patents are the subject to a license agreement requiring further negotiation, in addition to sixteen (16) pending patent applications. Our intellectual property relates directly to our single-crystal BAW technology, including materials and device designs, methods of manufacture, integrated circuit designs, wafer packaging, and point of use (to include mobile applications). Our patents expire between 2031 and 2033. We intend to continue to innovate and expand our patent portfolio, and when appropriate, we will look to purchase license(s) that grant access to additional intellectual property that enables, enhances or further expands our technical capabilities and/or product.

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

Akoustis and BulkONE are trademarks of Akoustis, Inc.

Competition

The RF filter market is controlled by a relatively small number of RF component suppliers. These companies include, among others, Broadcom (previously known as Avago Technologies Ltd.), Murata Manufacturing Co., Ltd., Qorvo, Inc., Skyworks Solutions Inc., Taiyo Yuden, and TDK Epcos. Broadcom and Qorvo, Inc. dominate the high band BAW filter market, controlling a significant portion of the customer base and are increasing capacity to meet the growing RF filter demand of the 4G/LTE market.

Upon completion of our product development, we will compete directly with these companies to secure design slots inside RFFE modules - targeting companies that procure filters or internally source filters. While many of our competitors have more resources than we have, we believe that our filter designs will be superior in performance, and we will approach prospective customers as a pure-play filter supplier, offering advantages in performance over the full frequency range at competitive costs. Our challenge will be to convince our customers that we have a strong intellectual property position, we will be able to deliver in volume, that we will meet their price targets, and that we can satisfy reliability and other requirements. For a list of other competitive factors, see “Item 1A. Risk Factors — We are still developing our products, and they may not be accepted in the market.”

Employees

We place an emphasis on hiring the best talent at the right time to enable our core technology and business growth. This includes establishing a competitive compensation and benefits package, thereby enhancing our ability to recruit experienced personnel and key technologists. We currently have a total of 58 full-time employees plus 5 part-time employees, including 33 full-time employees located in the Canandaigua NY facility and 25 full-time and 5 part-time employees in our North Carolina facility. We will continue to hire specific and targeted positions to further enable our technology and manufacturing capabilities as and when appropriate.

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

The rules and regulations of the FCC limit the RF used by, and level of power emitting from, electronic equipment. Our RF filters, as a key element enabling consumer electronic smartphone equipment, are required to comply with these FCC rules and may require certification, verification or registration of our RF filters with the FCC. Certification and verification of new equipment requires testing to ensure the equipment’s compliance with the FCC’s rules. The equipment must be labeled according to the FCC’s rules to show compliance with these rules. Testing, processing of the FCC’s equipment certificate or FCC registration and labeling may increase development and production costs and could delay the implementation of our BulkONE® acoustic wave resonator technology for our RF filters and the launch and commercial productions of our filters into the U.S. market. Electronic equipment permitted or authorized to be used by us through FCC certification or verification procedures must not cause harmful interference to licensed FCC users, and may be subject to RF interference from licensed FCC users. Selling, leasing or importing non-compliant equipment is considered a violation of FCC rules and federal law, and violators may be subject to an enforcement action by the FCC. Any failure to comply with the applicable rules and regulations of the FCC could have an adverse effect on our business, operating results and financial condition by increasing our compliance costs and/or limiting our sales in the United States.

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

We are an early stage company that has not yet begun any commercial operations. Historically, we were a shell company with no operating history and no assets other than cash. Upon consummation of a merger with Akoustis, Inc. in May 2015, we redirected our business focus towards the development of advanced single-crystal BAW filter products for RFFEs for use in the mobile wireless device industry. Although Akoustis since its inception focused its activity on R&D of high efficiency acoustic wave resonator technology utilizing single-crystal piezoelectric materials, this technology has not yet obtained marketing approval or been verified in commercial manufacturing, and its RF filters have not generated any material level of sales.

Since our expectations of potential customers and future demand for our products are based on estimates of planned operations rather than experience, it is difficult for our management and our investors to accurately forecast and evaluate our future prospects and our revenues. Our proposed operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business and the development of a product, as well as those risks that are specific to our business in particular. An investment in an early stage company such as ours involves a degree of risk, including the possibility that your entire investment may be lost. The risks include, but are not limited to, our reliance on third parties to complete some processes for the manufacturing of our product, the possibility that we will not be able to develop functional and scalable products, or that although functional and scalable, our products and/or services will not be accepted in the market. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that the Company can successfully address these challenges. If it is unsuccessful, the Company and its business, financial condition and operating results will be materially and adversely affected.

We may not generate revenues or achieve profitability.

We have incurred operating losses since our inception and expect to continue to have negative cash flow from operations. We have only generated minimal revenues from shipment of product while our primary sources of funds have been R&D grants, private placements of our equity, and debt. We have experienced net losses of approximately $15.8 million for the period from May 12, 2014 (inception) to June 30, 2017. Our future profitability will depend on our ability to create a sustainable business model and generate revenues, which is subject to a number of factors, including our ability to successfully implement our strategies and execute our R&D plan, our ability to implement our improved design and cost reductions into manufacturing of our RF filters, the availability of funding, market acceptance of our products, consumer demand for end products incorporating our products, our ability to compete effectively in a crowded field, our ability to respond effectively to technological advances by timely introducing our new technologies and products, and global economic and political conditions.

Our future profitability also depends on our expense levels, which are influenced by a number of factors, including the resources we devote to developing and supporting our projects and potential products, the continued progress of our research and development of potential products, our ability to improve R&D efficiencies, license fees or royalties we may be required to pay, and the potential need to acquire licenses to new technology, the availability of intellectual property for licensing or acquisition, or the use of our technology in new markets, which could require us to pay unanticipated license fees and royalties in connection with these licenses.

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

The markets in which we intend to compete are intensely competitive. We will operate primarily in the industry that designs and produces semiconductor components for wireless communications and other wireless devices, which is subject to rapid changes in both product and process technologies based on demand and evolving industry standards. The intended markets for our products are characterized by:

●	rapid technological developments and product evolution,

●	rapid changes in customer requirements,

●	frequent new product introductions and enhancements,

●	continuous demand for higher levels of integration, decreased size and decreased power consumption,

●	short product life cycles with declining prices over the life cycle of the product, and

●	evolving industry standards.

The continuous evolutions of these technologies and frequent introduction of new products and enhancements have generally resulted in short product life cycles for wireless semiconductor products, in general, and for RFFEs, in particular. Our R&D activity and resulting products could become obsolete or less competitive sooner than anticipated because of a faster than anticipated change in one or more of the above-noted factors. Therefore, in order for our RF filters to be competitive and achieve market acceptance, we need to keep pace with rapid development of new process technologies, which requires us to:

●	respond effectively to technological advances by timely introducing new technologies and products,

●	successfully implement our strategies and execute our R&D plan in practice,

●	improve the efficiency of our technology, and

●	implement our improved design and cost reductions into manufacturing of our RF filters.

We are still developing our products, and they may not be accepted in the market.

Although we believe that our BulkONE® acoustic wave resonator technology that utilizes single-crystal piezoelectric materials will provide material advantages over existing RF filters and are currently developing various methods of integration suitable for implementation of this technology to RF filters, we cannot be certain that our RF filters will be able to achieve or maintain market acceptance. While we have fabricated R&D resonators that demonstrate the feasibility of our BulkONE® technology, we are still in the process of stabilizing this technology into our NY fabrication facility for manufacturing of our RF filters, and this technology is not verified yet in practice or on a commercial scale. There are also no records that can demonstrate our ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields. In addition to our limited operating history, we will depend on a limited number of manufacturers and customers for a significant portion of our revenue in the future and we cannot guarantee their acceptance of our products. Each of these factors may adversely affect our ability to implement our business strategy and achieve our business goals.

The successful development of our BulkONE® technology and market acceptance of our RF filters will be highly complex and will depend on the following principal competitive factors, including our ability to:

●	comply with industry standards and effectively compete against current technology for producing RF acoustic wave filters,

●	differentiate our products from offerings of our competitors by delivering RF filters that are higher in quality, reliability and technical performance,

●	anticipate customer and market requirements, changes in technology and industry standards and timely develop improved technologies that meet high levels of satisfaction of our potential customers,

●	maintain, grow and manage our internal teams to the extent we increase our operations and develop new segments of our business,

●	develop and maintain successful collaborative, strategic, and other relationships with manufacturers, customers and contractors,

●	protect, develop or otherwise obtain adequate intellectual property for our technology and our filters; and

●	obtain strong financial, sales, marketing, technical and other resources necessary to develop, test, manufacture, commercialize and market our filters.

If we are unsuccessful in accomplishing these objectives, we may not be able to compete successfully against current and potential competitors. As a result, our BulkONE® technology and our RF filters may not be accepted in the market and we may never attain profitability.

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

Increased competition could also result in pricing pressures, declining average selling prices for our RF filters, decreased gross margins and loss of potential market share. We will need to make substantial investments to develop these enhancements and technologies, and we cannot assure investors that we will have funds available for these investments or that these enhancements and technologies will be successful. If a competing technology emerges that is, or is perceived to be, superior to our existing technology and we are unable to adapt to these changes and to compete effectively, our market share and financial condition could be materially and adversely affected, and our business, revenue, and results of operations could be harmed.

Changes in general economic conditions, together with other factors, cause significant upturns and downturns in the industry, and our business, therefore, may also experience cyclical fluctuations in the future.

From time to time, changes in general economic conditions, together with other factors, may cause significant upturns and downturns in the semiconductor industry. These fluctuations are due to a number of factors, many of which are beyond our control, including:

●	levels of inventory in our end markets,

●	availability and cost of supply for manufacturing of our RF filters using our design,

●	changes in end-user demand for the products manufactured with our technology and sold by our prospective customers,

●	industry production capacity levels and fluctuations in industry manufacturing yields,

●	market acceptance of our future customers’ products that incorporate our RF filters,

●	the gain or loss of significant customers,

●	the effects of competitive pricing pressures, including decreases in average selling prices of our RF filters,

●	new product and technology introductions by competitors,

●	changes in the mix of products produced and sold, and

●	intellectual property disputes.

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

As the source of our technological and product innovations, our key technical personnel represent a significant asset. We believe that our future success is highly dependent on the continued services of our current key officers, employees, and Board members, as well as our ability to attract and retain highly skilled and experienced technical personnel. The loss of their services could have a detrimental effect on our operations. Specifically, the loss of the services of Jeffrey Shealy, our President and Chief Executive Officer, John Kurtzweil, our Chief Financial Officer, David Aichele, our Vice President of Business Development, Richard Ogawa, our Special Legal Advisor, any major change in our Board or management, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business. The competition for management and technical personnel is intense in the wireless semiconductor industry, and therefore, we cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for the design, development, manufacture and sale of our products.

Product defects could adversely affect the results of our operations and may expose us to product liability claims.

The fabrication of RF filters is a complex and precise process. If we or any of our manufacturers fails to successfully manufacture wafers that conform to our design specifications and the strict regulatory requirements of the FCC, it may result in substantial risk of undetected flaws in components or other materials used by our manufacturers during fabrication of our filters and could lead to product defects and costs to repair or replace these parts or materials. Any such failure would significantly impact our ability to develop and implement our technology and to improve performance of our RF filters. Our inability to comply with such requirements could result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products.

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

Risks Related to Our Intellectual Property

If we fail to obtain, maintain and enforce our intellectual property rights, we may not be able to prevent third parties from using our proprietary technologies.

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

●	our currently pending or future patent applications will result in issued patents,

●	our limited patent portfolio will provide adequate protection to our core technology,

●	we will succeed in protecting our technology adequately in all key jurisdictions, or

●	we can prevent third parties from disclosure or misappropriation of our proprietary information which could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding any competitive advantage we may derive from the proprietary information.

In addition, we intend to expand our international presence, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries.

We have a limited number of patent applications, which may not result in issued patents or patents that fully protect our intellectual property.

In the United States and internationally we have sixteen (16) pending patent applications; however, there is no assurance that any of the pending applications or our future patent applications will result in patents being issued, or that any patents that may be issued as a result of existing or future applications will provide meaningful protection or commercial advantage to us.

The process of seeking patent protection in the United States and abroad can be long and expensive. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain at the time of filing that we are the first to file any patent application related to our single-crystal acoustic wave filter technology. In addition, patent applications are often published as part of the patent application process, even if such applications do not issue as patents. When published, such applications will become publicly available, and proprietary information disclosed in the application will become available to others. While at present we are unaware of competing patent applications, competing applications could potentially surface.

Even if all of our pending patent applications are granted and result in registration of our patents, we cannot predict the breadth of claims that may be allowed or enforced, or that the scope of any patent rights could provide a sufficient degree of protection that could permit us to gain or keep our competitive advantage with respect to these products and technologies. For example, we cannot predict:

●	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to make, use, sell, offer to sell or import competitive products without infringing our patents;

●	if and when patents will be issued;

●	if third parties will obtain patents claiming inventions similar to those covered by our patents and patent applications;

●	if third parties have blocking patents that could be used to prevent us from marketing our own patented products and practicing our own technology; or

●	whether we will need to initiate litigation or administrative proceedings (e.g. at the USPTO) in connection with patent rights, which may be costly whether we win or lose.

As a result, the patent applications we own may fail to result in issued patents in the United States. Third parties may challenge the validity, enforceability or scope of any issued patents or patents issued to us in the future, which may result in those patents being narrowed, invalidated or held unenforceable. Even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from developing similar products that do not infringe the claims made in our patents. If the breadth or strength of protection provided by the patents we hold or pursue is threatened, we may not be able to prevent others from offering similar technology and products in the RFFE mobile market and our ability to commercialize our RF filters with technology protected by those patents could be threatened.

If we fail to obtain issued patents outside of the United States, our ability to prevent misappropriation of our proprietary information or infringement of our intellectual property rights in countries outside of the United States where our filters may be sold in the future may be significantly limited. If we file foreign patent applications related to our pending U.S. patent applications or to our issued patents in the United States, these applications may be contested and fail to result in issued patents outside of the United States or we may be required to narrow our claims. Even if some or all of our patent applications are granted outside of the United States and result in issued patents, effective enforcement of rights granted by these patents in some countries may not be available due to the differences in foreign patent and other laws concerning intellectual property rights, a relatively weak legal regime protecting intellectual property rights in these countries, and because it is difficult, expensive and time-consuming to police unauthorized use of our intellectual property when infringers are overseas. This failure to obtain or maintain adequate protection of our intellectual property rights outside of the United States could have a materially adverse effect on our business, results of operations and financial conditions.

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

We believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, maintaining goodwill, and maintaining or increasing market share. We currently have two trademarks that we have filed to register with the USPTO — the Akoustis and BulkONE® marks — and we may expend substantial cost and effort in an attempt to register new trademarks and maintain and enforce our trademark rights. If we do not adequately protect our rights in our trademarks from infringement, any goodwill that we have developed in those trademarks could be lost or impaired.

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

In order to maintain and expand our strategic relationship with manufacturers of our filters, we may, from time to time, develop certain technologies jointly with these manufacturers and file for further intellectual property protection and/or seek to commercialize such technologies. We may enter into joint development agreements with manufacturers to provide for joint development works and joint intellectual property rights by us and by such manufacturer. Such agreements may restrict our commercial use of such intellectual property, or may require written consent from, or a separate agreement with, that manufacturer. In other cases, we may not have any rights to use intellectual property solely developed and owned by such manufacturer or another third party. If we cannot obtain commercial use rights for such jointly-owned intellectual property or intellectual property solely owned by these manufacturers, our future product development and commercialization plans may be adversely affected.

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

The semiconductor industry is characterized by the vigorous pursuit and protection of intellectual property rights. We have not undertaken a comprehensive review of the rights of third parties in our field. From time to time, we may receive notices or inquiries from third parties regarding our products or the manner in which we conduct our business suggesting that we may be infringing, misappropriating or otherwise misusing patent, copyright, trademark, trade secret and other intellectual property rights. Any claims that our technology infringes, misappropriates or otherwise misuses the rights of third parties, regardless of their merit or resolution, could be expensive to litigate or settle and could divert the efforts and attention of our management and technical personnel, cause significant delays and materially disrupt the conduct of our business. We may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could be required to:

●	pay substantial damages, including treble damages if we were held to have willfully infringed;

●	cease the manufacture, offering for sale or sale of the infringing technology or processes;

●	expend significant resources to develop non-infringing technology or processes;

●	obtain a license from a third party, which may not be available on commercially reasonable terms, or may not be available at all; or

●	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others.

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

Defense of any intellectual property infringement claims against us, regardless of their merit, would involve substantial litigation expense and would be a significant diversion of resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties, limit our business to avoid the infringing activities, pay royalties and/or redesign our infringing technology or alter related formulations, processes, methods or other technologies, any or all of which may be impossible or require substantial time and monetary expenditure. The occurrence of any of the above events could prevent us from continuing to develop and commercialize our filters and our business could materially suffer.

Risks Related to our Financial Condition

We have a history of losses, will need substantial additional funding to continue our operations and may not achieve or sustain profitability in the future.

Our operations have consumed substantial amounts of cash since inception. We have incurred losses since our incorporation and formation in 2014. Although our newly acquired STC-MEMS Business has a potential revenue stream estimation of $1.5 million in the current fiscal year, (which are not guaranteed), and although we plan to apply for additional grants in the calendar years 2017 and 2018, we do not expect meaningful revenues from our resonator technology until at least the first half of the calendar year 2018. There is no guarantee that the grants we apply for will be awarded to us, and if our forecasts for the Company prove incorrect, the business, operating results and financial condition of the Company will be materially and adversely affected. We anticipate that our operating expenses will increase in the foreseeable future as we continue to pursue the development of our patent-pending single-crystal acoustic wave filter technology, invest in marketing, sales and distribution of our RF filters to grow our business, acquire customers, commercialize our technology in the mobile wireless market and continue the transition of our manufacturing to our STC-MEMS Business. These efforts may prove more expensive than we currently anticipate, and we may not succeed in generating sufficient revenues to offset these higher expenses. In addition, we expect to incur significant expenses related to regulatory requirements and our ability to obtain, protect, and defend our intellectual property rights.

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

While we currently have no specific plans to acquire any other businesses, we may, in the future, make acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with our current business or otherwise offer opportunities for our company. In connection with these acquisitions or investments, we may:

●	issue Common Stock or other forms of equity that would dilute our existing shareholders’ percentage of ownership,

●	incur debt and assume liabilities, and

●	incur amortization expenses related to intangible assets or incur large and immediate write-offs.

We may not be able to complete acquisitions on favorable terms, if at all. If we do complete an acquisition, we cannot assure you that it will ultimately strengthen our competitive position or that it will be viewed positively by customers, financial markets or investors. Furthermore, future acquisitions could pose numerous additional risks to our expected operations, including:

●	problems integrating the purchased business, products or technologies,

●	challenges in achieving strategic objectives, cost savings and other anticipated benefits,

●	increases to our expenses,

●	the assumption of significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying party,

●	inability to maintain relationships with prospective key customers, vendors and other business partners of the acquired businesses,

●	diversion of management’s attention from its day-to-day responsibilities,

●	difficulty in maintaining controls, procedures and policies during the transition and integration,

●	entrance into marketplaces where we have no or limited prior experience and where competitors have stronger marketplace positions,

●	potential loss of key employees, particularly those of the acquired entity, and

●	historical financial information may not be representative or indicative of our results as a combined company.

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

We may be unable to successfully integrate the STC-MEMS Business with our current operations and strategic business plan.

We will be required to devote significant management attention and resources, including expenses to integrating the STC-MEMS Business with our current operations and to developing the integrated operations in accordance with our strategic business plan. There is no guarantee that we will maintain existing customer/other relationships or the revenue stream of the STC-MEMS Business. We may fail to realize some or all of the anticipated benefits of the acquisition of the STC-MEMS Business if the integration and development process takes longer than expected or is costlier than expected.  Such failure may have a material adverse effect on our stock price, business, plan of operation, and results of operations.

Risks Related to Regulatory Requirements

We could fail to maintain our Trusted Foundry accreditation in our New York Fabrication Facility.

Although our New York fabrication facility has not generated any revenue to date from its Trusted Foundry accreditation, a failure to maintain that accreditation in the future could hamper our ability to generate product and foundry services revenue related to potential Aerospace and Defense customers.

We may incur substantial expenses in connection with regulatory requirements, and any regulatory compliance failure could cause our business to suffer.

The wireless communications industry is subject to ongoing regulatory obligations and review. See “Business — Government Regulations” above. Maintaining compliance with these requirements may result in significant additional expense to us, and any failure to maintain such compliance could cause our business to suffer.

Noncompliance with applicable regulations or requirements could also subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. An adverse outcome in any such litigation could require us to pay contractual damages, compensatory damages, punitive damages, attorneys’ fees and costs. These enforcement actions could harm our business, financial condition and results of operations. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition and results of operations could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

Our stock trades in low volumes, which may make it more difficult for investors to sell their shares quickly.

Our Common Stock trades on the Nasdaq Capital Market, but it trades in low volumes, which may make it more difficult for investors to sell their shares quickly. This situation may be attributable to a number of factors, including but not limited to the fact that we are a development-stage company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investor community. In addition, investors may be risk averse to investments in development-stage companies. As a consequence, it may be more difficult for investors to sell their shares quickly and our stock price may be more sensitive to sales of our Common Stock in the market. The low trading volume is outside of our control and may not increase or, if it increases, may not be maintained.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock, including as a result of triggering price protection rights held by certain investors.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our stockholders. The Company is authorized to issue an aggregate of 45,000,000 shares of Common Stock and 5,000,000 shares of preferred stock. We may issue additional shares of our Common Stock or other securities that are convertible into or exercisable for our Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. In addition, as of September 8, 2017, warrants and options to purchase 602,632 and 160,000 shares, respectively, of our Common Stock remained outstanding. In addition, investors in the 2017 Offering (as defined under “Management’s Discussion and Analysis — Liquidity and Capital Resources — Financing Activities” below) have certain price protection rights. Pursuant to such rights, if we issue shares of our Common Stock (subject to customary exceptions, including issuances of awards under Company employee stock incentive programs and certain issuances in connection with credit arrangements) at a price less than $9.00 per share, investors in the 2017 Offering will be entitled to receive (for no additional consideration) additional shares of our Common Stock in an amount such that, when added to the number of shares of Common Stock they initially purchased in the 2017 Offering, will equal the number of shares of Common Stock that their investment in the 2017 Offering would have purchased at the lower purchase price. The future issuance of additional shares of our Common Stock may create downward pressure on the trading price of the Common Stock. We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

The ability of our Board of Directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

Our Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock with powers, rights and preferences designated by it. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company. The ability of the Board to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board of Directors could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

We do not anticipate paying dividends on our Common Stock.

Cash dividends have never been declared or paid on our Common Stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of Common Stock. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if our stock price appreciates. We cannot assure stockholders that our stock price will appreciate or that they will receive a positive return on their investment if and when they sell their shares.

We are an emerging growth company, and the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

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

We will remain an emerging growth company until the earliest of (1) the end of the fiscal year in which the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (2) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (3) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (4) June 30, 2019, the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”). Decreased disclosures in our SEC filings due to our status as an “emerging growth company” may make it harder for investors to analyze our results of operations and financial prospects.

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

As a public reporting company, we are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management, and increases our expenses. Among other things, we are required to:

●	maintain and evaluate a system of internal control over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	maintain policies relating to disclosure controls and procedures;

●	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

●	institute a more comprehensive compliance function, including with respect to corporate governance; and

●	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our Board of Directors, particularly directors willing to serve on the Audit Committee of our Board of Directors.

If we fail to remediate the identified material weakness and maintain effective controls and procedures, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, financial condition, and the price of our Common Stock.

We are required to maintain disclosure controls and procedures and internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. As disclosed in Item 9A of this Report, our management identified a material weakness in our internal control over financial reporting, causing our disclosure controls and procedures and our internal control over financial reporting to be ineffective as of June 30, 2017. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Remediation of the material weakness will require management attention and cause the Company to incur additional expenses. If we fail to remediate the material weakness, or if we are unable to maintain effective controls and procedures in the future, our ability to record, process, summarize, and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected, we could lose investor confidence in the accuracy and completeness of our financial reports, and we may be subject to investigation or sanctions by the SEC. Any such consequence or other negative effect could adversely affect our operations, financial condition, and the price of our Common Stock.

In addition, at such time, if any, as we are no longer a smaller reporting company or an emerging growth company, our independent registered public accounting firm will have to attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting. If and when we are required to have our independent registered public accounting firm attest to management’s assessment of the effectiveness of our internal control over financial reporting, if our independent registered public accounting firm is not satisfied with the adequacy of our internal control over financial reporting, or if the independent auditors interpret the requirements, rules, or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which could negatively affect the price of our Common Stock.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

Our current headquarters in Huntersville, NC, is a 4,800-square foot facility that we lease for base rent of $4,700 per month, with a term expiring in April 2018; however, due to increased headcount hired to support business operations in North Carolina, we have executed a new 60-month lease for an adjoining facility which is expected to commence on or about November 1, 2017. The new facility is 10,400 square feet, and its base rent is $9,800 per month. The current 4,800-square foot facility will be vacated at the commencement of the new lease. On June 26, 2017, the Company acquired a 120,000 square foot MEMS fabrication facility in Canandaigua, New York. The current NY facility houses approx. 35 employees and is only 15% utilized. The Company believes the new 10,400-square foot facility in Huntersville, NC, once occupied, along with the recently acquired facility in New York will be suitable and sufficient to meet the Company’s needs for the next three to five years.

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

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our Common Stock is currently traded on the NASDAQ Capital Market under the symbol “AKTS.” Prior to March 13, 2017, our Common Stock was quoted on the OTC Market (OTCQB) under the same symbol. There has been limited trading in our Common Stock to date.

As of September 8, 2017, 19,084,583 shares of our Common Stock were issued and outstanding and were held by approximately 151 stockholders of record.

The following table sets forth the high and low sales prices (or closing bid prices with respect to periods prior to March 13, 2017) for our Common Stock for the fiscal quarters indicated, as reported on NASDAQ (or on OTC Markets with respect to closing bids for periods prior to March 13, 2017). OTC Market quotations for periods prior to March 13, 2017 reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High	Low

Quarter ended September 30, 2015	$5.00	$2.75
Quarter ended December 31, 2015	4.15	1.55
Quarter ended March 31, 2016	2.00	1.50
Quarter ended June 30, 2016	4.40	1.90
Quarter ended September 30, 2016	4.49	3.50
Quarter ended December 31, 2016	5.85	3.91
Quarter ended March 31, 2017	12.90	5.44
Quarter ended June 30, 2017	12.21	8.40

Dividends

We have never paid any dividends on our capital stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Warrants and Options

As of June 30, 2017, there were outstanding warrants and options to purchase 612,165 shares of our Common Stock and 160,000 shares of our Common Stock, respectively. There are no other outstanding convertible securities of the Company.

Equity Compensation Plan Information

The following table provides information as of June 30, 2017, relating to our equity compensation plans, under which grants of options, restricted stock, and other equity awards may be made from time to time:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	160,000	(1)	$1.50	2,728,000	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	160,000	(1)		2,728,000	(2)

(1)	The 160,000 shares of Common Stock to be issued upon the exercise of outstanding options are issuable under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”).

(2)	As of June 30, 2017, 2,728,000 additional shares of Common Stock remained available for future issuance under the Company’s 2016 Stock Incentive Plan. No additional grants will be made under the Company’s 2014 Stock Plan (the “2014 Plan”) or the 2015 Plan.

Recent sales of unregistered securities

We have not sold any equity securities during the fiscal year ended June 30, 2017 that were not registered under the Securities Act, other than as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC.

Purchases of Equity Securities

Unvested restricted stock grants awarded under the 2014 Plan and the 2015 Plan are subject to Company repurchase options upon certain terminations of the recipient’s service with the Company. As of June 30, 2017, 1,352,265, shares of restricted stock remained subject to repurchase options, which are scheduled to expire between January 2018 and December 2020. We did not repurchase any of our equity securities pursuant to these repurchase options or otherwise during the fiscal year ended June 30, 2017.

Transfer Agent

The transfer agent for our Common Stock is Globex Transfer, LLC. The transfer agent’s address is 780 Deltona Blvd., Suite 202, Deltona, FL 32725 and its telephone number is 813-344-4490.

ITEM 6.           SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this Report. See also the “Cautionary Note Regarding Forward-Looking Information” on page 1 of this Report.

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

Overview

Akoustis is an early-stage company focused on developing, designing and manufacturing innovative RF filter products for the mobile wireless device industry, including for products such as smartphones and tablets, cellular infrastructure equipment and WiFi premise equipment. Located between the device’s antenna and its digital backend, the RFFE is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. To construct the resonators that are the building blocks for the RF filter, we have developed a fundamentally new single-crystal acoustic materials and device technology that we refer to as BulkONE®. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RFFE.

We believe owning the core resonator technology and manufacturing our designs is the most direct and effective means of delivering our solutions to the market. Furthermore, our technology is based upon bulk-mode resonance, which is superior to surface-mode resonance for high band applications 4G/LTE, emerging 5G and WiFi 5GHz frequency bands. While our target customers utilize or make the RFFE module, several customers lack access to critical high band technology to compete in high band applications and other traditional surface-mode solutions where higher power performance is required. We intend to design, manufacture and market our RF filter products to multiple mobile phone OEM, cellular infrastructure and WiFi router customers and enable broader competition among the front-end module manufacturers. We plan to operate as a “pure-play” RF filter supplier and align with the front-end module manufacturers who seek to acquire high performance filters to grow their module business.

We have built prototype resonators using our proprietary single-crystal materials. We are currently optimizing our BulkONE® technology in our 120,000 sq. ft. wafer-manufacturing plant located in Canandaigua, New York. We leverage both federal and state level, non-dilutive R&D grants to support development and commercialization of our technology. We are developing resonators for 4G/LTE, emerging 5G and WiFi bands and the associated proprietary models and design kits required to design our RF filters. Once we have stabilized the wafer process technology, we plan to engage with strategic customers to evaluate first our resonators and then our filter prototypes. Our initial designs will target high band 4G/LTE, emerging 5G and WiFi frequency bands. Since Akoustis owns its core technology and controls access to its intellectual property, we can offer several ways to engage with potential customers. First, we can engage with the mobile wireless market, providing filters that we design and offer as a standard catalog component to multiple customers. Second, we can start with a customer-supplied filter specification, which we design and fabricate for a specific customer. Finally, we can offer our models and design kits for our customers to design their own filter into our proprietary technology.

In December 2014, Akoustis, Inc. was awarded its first small business innovative research (“SBIR”) R&D grant with the National Science Foundation (“NSF”). The NSF program, which increases the incentive and opportunity for startups and small businesses to undertake cutting-edge, high-quality scientific research and development, requires that the grantee have full responsibility for the conduct of the project or activity supported and the adherence to the award conditions. Total funds received from the NSF and matching funds from North Carolina Science, Technology & Innovation Department of Commerce since inception through September 8, 2017 total $892,000.

Our partnership with NSF has strengthened since the start of our engagement, and its support has accelerated our technology commercialization as well as funded technical jobs. We have additional opportunities for new grants and matching funds from our current small business program partnership with NSF including the Phase IIb award.

We have earned minimal revenue from operations since inception, and our operations have been funded with capital contributions, grants and debt. We have incurred losses totaling approximately $15.8 million from inception through June 30, 2017. These losses are primarily the result of material and material processing costs associated with developing and commercializing our technology as well as personnel costs, professional fees (primarily accounting and legal) as well as other general and administrative expenses offset by the $1.7 million gain from the bargain acquisition of the STC-MEMS Business in June 2017. We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid-state device technology development as well as engineering of catalog and custom filter designs.

As of September 8, 2017, the Company had $6.7 million of cash and cash equivalents.  The Company believes this is sufficient to cover our cost of operations including anticipated capital expenditures through December 31, 2017. As a result, we will need to obtain additional capital through the sale of additional equity securities, debt and additional grants, or otherwise, to fund operations past that date.  There is no assurance that the Company’s projections and estimates are accurate. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Plan of Operation

We plan to commercialize our technology by designing and manufacturing single-band and multi-band BAW RF filter from our NY wafer fabrication facility. Our filter solutions address problems (such as loss, bandwidth, power handling and isolation) created by the growing number of frequency bands in the RFFE of mobile devices to support 4G/LTE, emerging 5G and WiFi. We have prototyped our first single-band low-loss BAW filter designs for 4G/LTE frequency bands, which are dominated by competitive BAW solutions and historically cannot be addressed with low band, lower power handling SAW technology. During the second half of calendar 2017, we plan to sample filter product prototypes to prospective customers that cover LTE-Band 41, Radar, and 5GHz WiFi frequency bands.

In order to succeed, we must convince mobile phone OEMs, RFFE module manufacturers, cellular infrastructure OEMs and WiFi router OEMs to use our BulkONE® technology in their systems and modules. However, since there are only two dominant BAW filter suppliers in the industry that have high band technology, and both utilize such technology as a competitive advantage at the module level, we expect customers that lack access to high band filter technology will be open to engage with our pure-play filter company.

Once we complete customer validation of our technology, we expect to complete qualification of our BulkONE® process technology in the second half of calendar 2017 to support a product family of 4G/LTE filter solutions. Once we have stabilized our process technology in a manufacturing environment, we will complete a production release of our high band filter products in the frequency range from 2.5GHz to 6.0GHz. The target frequency bands will be prioritized based upon customer priority. We expect this will require recruiting and hiring additional personnel and capital investments.

We plan to pursue filter design and R&D development agreements and potentially joint ventures with target customers and other strategic partners. These types of arrangements may subsidize technology development costs and qualification, filter design costs, as well as offer complementary technology and market intelligence and other avenues to revenue. However, we intend to retain ownership of our core technology, intellectual property, designs and related improvements. We expect to pursue development of catalog designs for multiple customers, and offer such catalog products in multiple sales

We have successfully transferred our BulkONE® wafer process to our STC-MEMS Business. The BulkONE® process uses a range of single-crystal group III-nitride piezoelectric materials, which were fabricated into BAW resonators and characterized at cellular communication frequencies to determine their bandwidth. On May 23, 2016, we announced an experimental, 3.4 GHz BAW two-port series-configured resonator device with a high K-squared of 12.5%, which was modeled near resonance frequency and was constructed from single-crystal undoped aluminum nitride (AlN) material. On August 8, 2016, we announced improvements to our single-crystal BAW resonator design and process technology to achieve a quality factor (Q) of 2090, which is suitable for BAW RF filters targeting 4G/LTE, WIFI and emerging 5G and 5G WIFI mobile wireless applications. These resonators, which are the core building blocks enabling BAW RF filters, were fabricated using our patented BulkONE® process. Technology development efforts continue on wafer and process optimization, specifically, through targeted activities for Q-factor improvements.

As referenced in the Business section, in August 2016, Akoustis announced its first customer engagement signing multiple non-exclusive agreements with a Chinese tier one RF front end (RFFE) module manufacturer to supply the Company’s premium RF filter products for next-generation high-band RFFE modules for 4G, emerging 4.5G and 5G mobile - targeting the China and India OEM markets. In December 2016, the Company announced its second customer engagement, for the development of a band-specific, high-frequency (above 3.5 GHz) BAW RF filter for a non-mobile commercial application with a well-established OEM specializing in non-mobile communication systems with annual revenue of more than $1 Billion.  In May 2017, the Company announced its third customer engagement for the development of high-performance BAW diplexers for non-mobile communication systems with a multi-billion dollar, Fortune 500 U.S. company, which provides systems, products and solutions to government and commercial customers worldwide.

In August 2017, the Company announced its first shipment of premium high-band BAW RF filter prototypes manufactured using its patented single-crystal BulkONE® technology to the aforementioned Chinese tier one customer. The shipment included high performance, LTE-TDD Band 41, 2.6 GHz BAW RF filters that will satisfy the challenging filter requirements in the high growth 4G LTE mobile market in China.

We will continue discussions with additional prospective customers, although these discussions may not result in any agreements. We expect to proceed with our plan to develop a family of standard catalog filter designs regardless of the outcome of these discussions.

As of September 8, 2017, we had approximately $6.7 million of cash and cash equivalents to fund a majority of the foregoing milestones, for product development to commercialize our technology, research and development, the development of our patent strategy and expansion of our patent portfolio, as well as for working capital and other general corporate purposes. These funds are expected to be sufficient to fund our activities through December 2017. However, there is no assurance that the Company’s projections and estimates are accurate. Our anticipated costs include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities including travel and administration, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, publicly-traded technology company. We anticipate increasing the number of employees by approximately 15 to 20 employees in the next twelve months; however, this is highly dependent on the nature of our development efforts, our success in commercialization, and our ability to raise additional funding. We anticipate adding employees for research and development in both our New York and North Carolina facilities, as well as general and administrative functions, to support our efforts. We expect to incur consulting expenses related to technology development and other efforts as well as legal and related expenses to protect our intellectual property. We expect capital expenditures to be approximately $7.5 million for the purchase of equipment and software during the next 12 months and are currently investigating the feasibility of using debt facilities, equipment leases, or government grants to fund all or part of the purchase of the equipment.

The amounts we actually spend for any specific purpose may vary significantly and will depend on a number of factors including, but not limited to, the pace of progress of our commercialization and development efforts, actual needs with respect to product testing, R&D, market conditions, and changes in or revisions to our marketing strategies. In addition, we may use a portion of any net proceeds to acquire complementary products, technologies or businesses; however, we do not have plans for any acquisitions at this time.

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

If we are unable to obtain the funds that we believe are needed to develop our technology and enable future sales, we may be required to scale back our development plans by reducing expenditures for employees, consultants, business development and marketing efforts, and other envisioned expenditures. This could reduce our ability to commercialize our technology or require us to seek further funding earlier, or on less favorable terms.

We cannot assure you that our technology will be accepted, that we will ever generate revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, since we have no committed source of financing, there is no assurance that we will be able to obtain sufficient capital as and when we need it to continue our operations. If we cannot obtain sufficient capital as and when we need it, we may be required to severely curtail, or even to cease, our operations.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

Derivative Liability

The Company evaluates its options, warrants and other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. The change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

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

Results of Operations

Our results of operations are presented for the year ended June 30, 2017 compared to the year ended June 30, 2016. Our results of operations for the year ended June 30, 2017 include five days of operations of our STC-MEMS Business, which we acquired on June 26, 2017.

Year Ended June 30, 2017 Compared to Year Ended June 30, 2016

The Company recorded revenue of $486,000 for the year-ended June 30, 2017 as compared to $255,000 for the year ended June 30, 2016. The revenue for the fiscal year ended June 30, 2017 was made up primarily of grant revenue from the National Science Foundation for the Phase II grant. The revenue recorded in the comparative fiscal year was also made up primarily of grant revenue from the National Science Foundation ($50,000 from Phase I and $192,000 for Phase II).

R&D expenses consist of costs for technical and engineering personnel, travel expense for R&D personnel and costs to develop and commercialize our technology including materials, material processing, and contractors. R&D expenses were $4.4 million for the year-ended June 30, 2017 and were $2.7 million, or 151.6%, higher than the prior year. The year-over-year increase was due to the ramp up of R&D activity in the Company’s third year of operations. The increased expenditures occurred primarily in areas of R&D personnel, stock-based compensation, and material costs. Personnel costs were $1.4 million compared to $717,000 in the comparative period, an increase of $654,000 or 91%. The increase included five days of costs associated with the New York foundry personnel (approximately $ 127,000), costs for the addition of technical and engineering hires in the North Carolina facility in the 2017 fiscal year, and the full year effect of N.C. new hires made in the prior fiscal year. Stock-based compensation of $1.3 million for the year ended June 30, 2017 was $1.1 million, or 566%, higher than the year ended June 30, 2016 due to new restricted stock awards made to R&D personnel and the change in the fair market value of awards made to technical and engineering contractors in prior periods. In addition, material and material process costs were $1.4 million as compared to $670,000 in the comparative period ended June 30, 2016 which was an increase of $681,000, or 102.0%. The year-over-year cost increase was due to the ramp of raw material purchases and material processing costs for product development activities.

General and administrative (“G&A”) costs include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. General and administrative expenses for the year ended June 30, 2017 were $6.0 million versus $2.9 million for the comparative period. The increase of $3.1 million, or 105.0%, was associated mainly with increases in personnel costs, professional fees, insurance expense, stock-based compensation and travel. Personnel costs of $1.4 million were higher by $231,000, or 20.1%, due to the increase in the number of administrative personnel, while professional fees of $1.2 million, associated with legal, accounting and investor relations, were higher by $645,000, or 113%. The legal, accounting and investor relations fees incurred in the year ended June 30, 2017 ramped up as the result of Company’s second year of being a public reporting company; first on the OTC Market and then on NASDAQ. Stock-based compensation for the year ended June 30, 2017 was $2.6 million and higher by $1.9 million, or 295%, as a result of the issuance of new awards for G&A personnel granted after June 2016 and the recording of the change in the fair market value of stock grants issued to investor relations consultants.

Other income and expense for the year ended June 30, 2017 was $850,000 and included a $1.7 million gain on bargain purchase related to the acquisition of the STC-MEMS Business, offset by an $877,000 loss on the fair value of derivatives for placement agent warrants issued in connection with private placements in 2015 and 2016. These warrants were amended in December 2016 and January 2017 to remove the derivative feature and are now classified as equity. Other expense was $967,000 for the year ended June 30, 2016 and was primarily related to the loss on fair value of derivatives recorded for the placement agent warrants referenced above.

The Company recorded a net loss of $9.1 million for the year ended June 30, 2017, compared to a net loss of $5.4 million for the year ended June 30, 2016. The year-over-year incremental loss of $3.7 million, or 68%, was driven by higher material costs due to the ramp up of research and development activities, higher professional fees due to the costs associated with the Company’s second year of being a public reporting company, higher personnel costs for both R&D and administrative headcount, including increased costs for stock-based compensation, offset by the $1.7 million gain on bargain purchase price recorded due to the acquisition of the STC-MEMS Business.

Liquidity and Capital Resources

Financing Activities

We have earned minimal revenue from operations since inception, and our operations have been funded with capital contributions, private placements of stock, grants and debt.

On March 10, 2016, we held a closing of a private placement offering (the “March 2016 Offering”) in which we sold 494,125 shares of our Common Stock to accredited investors at a fixed purchase price of $1.60 per share (the “2016 Offering Price”), for aggregate gross proceeds of $790,600 (before deducting expenses of the March 2016 Offering). On April 14, 2016, we held a closing of a private placement offering (the “April 2016 Offering,” and together with the March 2016 Offering, the “2016 Offering”) in which we sold 1,741,185 shares of our Common Stock at the “2016 Offering Price, for aggregate gross proceeds of $2.8 million (before deducting expenses of the April 2016 Offering).

With closings in each of November and December 2016 and January and February 2017, the Company sold a total of 2,142,000 shares of Common Stock in a private placement offering (the “2016-2017 Offering”) at a fixed purchase price of $5.00 per share (the “2016-2017 Offering Price”). Aggregate gross proceeds were $10.7 million (before deducting commissions and expenses of the offering).

In May 2017, the Company held a closing of a private placement offering (the “2017 Offering”) in which it sold an aggregate of 663,000 shares of Common Stock at a fixed purchase price of $9.00 per share to accredited investors, for aggregate gross proceeds of $5,967,000 (before deducting commissions and expenses of the offering).

Since inception through June 2017, we received $892,000 in funds from NSF/SBIR grants and NC matching funds.

The Company estimates the $6.7 million of cash on hand as of September 8, 2017 will fund its operations, including current capital expense commitments through December 2017. As a result, we will need to obtain additional capital through the sale of additional equity securities, debt and additional grants, or otherwise, to fund operations past that date. There is no assurance that the Company’s projections and estimates are accurate. Although the Company is actively managing and controlling the Company’s cash outflows to mitigate these risks, these matters raise substantial doubt about the Company’s ability to continue as a going concern.

Balance Sheet and Working Capital

June 30, 2017 Compared to June 30, 2016

As of June 30, 2017, the Company had current assets of $10.0 million made up primarily of cash on hand of $9.6 million. As of June 30, 2016, current assets were $4.3 million comprised primarily of cash on hand of $4.2 million. The $5.54 million increase in cash year over year was due to net proceeds from private placement offerings of $15.3 million offset by the cash expended for operations of $5.59 million and the investment in machinery and equipment of $1.6 million as well as the $2.8 million cash paid at the June 2017 closing of the acquisition for the STC-MEMS Business. The Company also saw a year over year increase in inventory of $145,000, mainly due to the purchase of inventory ($96,000) associated with the STC-MEMS acquisition, an increase in prepaid expenses of $103,000 due to the annual service fee payment for NASDAQ ($35,000) and new license fees for Cornell University for $45,000.

Property, Plant and Equipment was $7.9 million as of June 30, 2017 as compared to a balance of $207,000 as of the year ended June 30, 2016. The approximate $7.6 million year-over-year increase is due to the purchase of equipment, building and land acquired with the STC-MEMS Business (cumulative recorded value of $6.1 million) as well as an additional investment of $1.7 million in fixed assets, primarily equipment for research and development.

Total assets as of June 30, 2017 and June 30, 2016 were $18.1 million and $4.5 million, respectively.

Current liabilities as of June 30, 2017 were $1.4 million and increased year-over-year by $816,000. We saw an increase in accounts payable and accrued expenses of $793,000 due mainly to the ramp up of both R&D activities and administrative and support costs including additional personnel, material spend, and professional fees.

Long-term liabilities totaled $1.7 million as of June 30, 2017, compared to $1.3 million for the prior year period. The increase of $408,000 was due to the decrease in the derivative liability recorded for warrants issued to placement agents in connection with private placements in 2015 and the 2016 Offering. During December 2016 and January 2017, the Company amended these warrant agreements to eliminate the derivative feature, and as a result, the liability was fully reclassed to stockholder’s equity in the year ended June 30, 2017. This decrease in long-term liability was offset by an increase of $1.7 million, which was a long-term contingent real estate liability associated with the acquisition of the STC-MEMS Business that closed on June 26, 2017.

Stockholders’ equity was $15.0 million as of June 30, 2017, compared to $2.7 million as of June 30, 2016.

Additional paid-in-capital (“APIC”) was $30.8 million as of June 30, 2017 and increased by $21.4 million. The year-over-year increase was due to: (1) an increase from proceeds of $15.4 million for the issuance of Common Stock in the 2016-2017 Offering and the 2017 Offering, less $992,000 for the fair value of warrants issued to placement agents for a total of 291,000 shares of Common Stock, (2) increase of $4.8 million of APIC recorded due to the vesting of restricted stock agreements granted to employees and contractors in lieu of cash compensation, and (3) an increase due to the release of derivative liabilities associated with warrants issued in 2015 and 2016 offering for $2.2 million after the warrant agreements were amended to eliminate the derivative feature in December and January 2017. The $21.4 million increase in stockholder’s equity was reduced by the $9.1 million net loss recorded for the year ended June 30, 2017.

Working capital as of June 30, 2017 was $8.7 million, compared to $3.7 million as of June 30, 2016.

Cash Flow Analysis

Year Ended June 30, 2017 Compared to the Year Ended June 30, 2016

Operating activities used cash of $5.5 million during the year ended June 30, 2017 and $3.3 million for the 2016 comparative period. The $2.2 million year-over-year increase in cash used was attributable to higher operating expenses associated with the ramp up of development and commercialization activities (primarily R&D personnel and material costs), higher spend on G&A costs for support personnel and professional fees.

Investing activities used cash of $4.5 million for the year ended June 30, 2017 compared to $204,000 for the comparative year ended June 30, 2016. The year-over-year increase was due to the $2.8 million cash paid at closing for the acquisition of the STC-MEMS Business, as well as increased spend on R&D equipment (higher by $1.5 million).

Financing activities provided cash of $15.6 million for the year ended June 30, 2017 versus $3.3 million for the 2016 comparative period. The $12.3 million increase was from funds raised in the 2016-2017 Offering and the 2017 Offering.

Off-Balance Sheet Transactions

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2017.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited consolidated financial statements as of and for the fiscal years ended June 30, 2017 and June 30, 2016 are included beginning on Page F-1 immediately following the signature page to this Report. See Item 15 for a list of the financial statements included herein.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to the material weakness described below with respect to our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework (2013). Based on that evaluation under this framework, our management concluded that our internal control over  financial reporting was not effective.

During its assessment of internal control over financial reporting, management identified a material weakness in the design of controls over it acquisition accounting and reporting practices as it relates to the acquisition of the STC-MEMS Business.  The effectiveness of controls surrounding the acquisition accounting processing, review of external advisors work and subsequent compilation and reporting has the potential, when taken together, to represent a more than remote likelihood that a material misstatement could occur and not be prevented or detected.   Therefore, management has determined this has risen to the level of a material weakness.   To remediate this material weakness, management intends to increase the size and capabilities of its accounting department and place less reliance on external consultants.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a smaller reporting company) to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of, and certain information regarding, our current executive officers and directors.

Name	Age	Position	Date Named to Board of Directors/as Executive Officer

Arthur E. Geiss	64	Co-Chairman of the Board	May 22, 2015
Jerry D. Neal	73	Co-Chairman of the Board	May 22, 2015
Jeffrey B. Shealy	48	President and Chief Executive Officer; Director	May 22, 2015
John T. Kurtzweil	61	Chief Financial Officer and Chief Accounting Officer	July 14, 2017
David M. Aichele	51	Vice President of Business Development	May 22, 2015
Cindy C. Payne	57	Vice President of Finance, Corporate Controller, and Treasurer	May 22, 2015
Steven P. DenBaars	55	Director	May 22, 2015
Jeffrey K. McMahon	46	Director	May 22, 2015
Steven P. Miller	69	Director	July 14, 2017
Suzanne B. Rudy	62	Director	July 14, 2017

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

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Arthur E. Geiss, Co-Chairman of the Board, founded AEG Consulting, LLC in 2003 and currently serves as its Owner and CEO. AEG Consulting offers guidance concerning manufacturing, operations, and process development to technology companies. Prior to establishing AEG Consulting, Mr. Geiss served as Vice President of Wafer Fab Operations at RF Micro Devices, Inc. (“RFMD”) (now Qorvo, Inc.). He was responsible for the start-up and operations of Gallium Arsenide epitaxial-growth and wafer-fabrication. Previous to RFMD, Mr. Geiss held management positions with Alpha Industries, Inc. (purchased by Skyworks Solutions, Inc.) and before that at ITT Gallium Arsenide Technology Center (purchased by Cobham plc). At both companies, he was responsible for process and device development and wafer fabrication operations. Prior to these, Mr. Geiss held a research position at the Xerox Palo Alto Research Center (now PARC, Inc.). At PARC he investigated the structure of vitreous materials and amorphous thin-films using Raman spectroscopy. Mr. Geiss has served as a Member of the Executive Committee of the IEEE GaAs IC Symposium (now CSICS) and as a Member of the Executive Committee of the GaAs Manufacturing Technology Conference (now CS Mantech). He has numerous patents and publications on electronic devices, processing, and manufacturing. Mr. Geiss earned a B.S. degree at Lafayette College and M.S. and Ph.D. degrees at Brown University, all in physics. We believe that Mr. Geiss adds value to our Board of Directors based on his extensive experience with technology companies, his executive leadership and management experience and his research background.

Jerry D. Neal, Co-Chairman of the Board, founded RFMD (now, Qorvo, Inc.) in 1991 and served as its Executive Vice President of Marketing and Strategic Development from January 2002 to May 31, 2012. Dr. Neal served as a Vice President of Marketing of RFMD, from May 1991 to January 2000 and its Executive Vice President of Sales, Marketing and Strategic Development from January 2000 to January 2002. Prior to joining RFMD, he was employed for 10 years with Analog Devices, Inc., including as Marketing Engineer, Marketing Manager and Business Development Manager. Dr. Neal also founded Moisture Control Systems for the production of his patented electronic sensor for measurement of soil moisture for research, which was later sold to Hancor, Inc. He has been a Director of Jazz Semiconductor, Inc. since November 2002. Dr. Neal served as a Director of RFMD from February 1992 to July 1993. He also held various positions at Hewlett-Packard. Dr. Neal received his Associate’s Degree in Electrical Engineering from Gaston Technical Institute and North Carolina State University and his doctor of business management degree from Southern Wesleyan University. We believe that Dr. Neal adds value to our Board of Directors based on his extensive executive leadership and management experience and his sales, marketing and product development background.

Jeffrey B. Shealy is our President and Chief Executive Officer, as well as one of our directors. He has over 20 years of experience in the RF/Wireless industry focused on building businesses around solid-state materials and electron device innovation. He held the position of Vice President and General Manager at RFMD from 2001 until 2014. Mr. Shealy is a Howard Hughes Doctoral Fellow and spent 7 years with Hughes Electronics at Hughes Research Labs (now HRL Labs) and Hughes Network Systems (now Hughes). He previously founded RF Nitro, a RF Power Amplifier high-tech venture, which was acquired by RFMD in 2001. Mr. Shealy holds an MBA degree from Wake Forest University, Master of Science and Doctorate degrees in Electrical and Computer Engineering from University of California at Santa Barbara (UCSB), and a Bachelor’s of Science degree in Electrical and Computer Engineering from North Carolina State University (NCSU). We believe that Mr. Shealy adds value to our Board of Directors based on his intimate knowledge of our business plans and strategies, his experience with high tech startup ventures and his years of experience in the RF/Wireless industry.

John T. Kurtzweil, has served as our Chief Financial Officer and Chief Accounting Officer since July 14, 2017, and he served as a director on the Board from January 12, 2017 to July 14, 2017. He served as VP Finance of Cree, Inc., a company that develops, manufactures, and sells lighting-class light emitting diode, lighting, and semiconductor products for power and radio-frequency applications, and Chief Financial Officer of Wolfspeed, a Cree Company, from 2015 until March 2017. He is currently providing consulting services to a limited number of businesses. Prior to his employment at Cree, Mr. Kurtzweil was an independent consultant beginning in 2014. From 2012 until 2014, Mr. Kurtzweil served as Senior Vice President, Chief Financial Officer and Special Advisor to the Chief Executive Officer of Extreme Networks, Inc., a provider of high-performance, open networking innovations for enterprises, services providers, and Internet exchanges, and also served as its Chief Accounting Officer. From 2006 to 2012, Mr. Kurtzweil served as Executive Vice President, Finance and as Chief Financial Officer and Treasurer of Cree, Inc. From 2004 to 2006, Mr. Kurtzweil was Senior Vice President and Chief Financial Officer at Cirrus Logic, Inc., a fabless semiconductor company. Mr. Kurtzweil currently serves as a director of Axcelis Technology, Inc., and was appointed Chairman of its Audit Committee in February 2017. Mr. Kurtzweil served as a board member for Meru Networks, Inc. for a portion of 2015 prior to its sale.

David M. Aichele is Vice President of Business Development responsible for leading the sales and marketing efforts of the Company. Mr. Aichele joined the company in May 2015, bringing over 20 years of international sales, business development, and marketing experience with him. Prior to Akoustis, Mr. Aichele was EVP Sales & Marketing for T1Visions, a high-tech software startup company ranking among the 2014 INC 500 fastest growing private companies in the U.S from 2013 to May 2015. Mr. Aichele held director positions at RFMD from 2005 to 2015, where he was responsible for the business development and launch of new RF semiconductor products targeting the cellular market, and senior management positions at Tessera and TE Connectivity, where he led business development and sales teams. Mr. Aichele holds a BSEE from Ohio University and an MBA from the Leeds School of Business at the University of Colorado.

Cindy C. Payne has served as our Vice President of Finance, Corporate Controller, and Treasurer since July 14, 2017. Ms. Payne previously served as our Chief Financial Officer and Treasurer from 2015 to July 14, 2017. Ms. Payne brings to the Company over 20 years of experience in financial management. Prior to joining Akoustis, Ms. Payne most recently served as the CFO for Amerock LLC from 2014-2015, a private equity owned hardware distributor in Mooresville, NC. Prior to joining Amerock, Ms. Payne held the position of CFO for Tolt Service Group, a private equity owned technology services provider, from 2010 until the company’s sale in 2014. Her experience prior to Tolt included the role of Director of Financial Planning and Analysis in the Soft Trim Division of International Automotive Components, a Tier I supplier to the automotive industry and the role of Controller of NewBold Corporation. NewBold Corporation, located in the Roanoke, Virginia area, offers both manufactured products and technology services to retail and healthcare markets. Ms. Payne graduated Magna Cum Laude from Western Carolina University with a Bachelor of Science in Business Administration and is a Certified Public Accountant, licensed in the Commonwealth of Virginia.

Steven P. DenBaars is a Professor of Materials and Co-Director of the Solid-State Lighting Center at University of California at Santa Barbara. Professor DenBaars joined UCSB in 1991 and currently holds the Mitsubishi Chemical Chair in Solid State Lighting and Displays. He is also a co-founder and current board member of two privately held GaN startup companies, Soraa Inc. and Soraa Laser Inc. Dr. DenBaars has been in the LED business for over 25 years starting with his prior work at Hewlett-Packard Optoelectronics division in 1988 and involvement in more than two LED companies and one laser diode company. Professor DenBaars’ specific research interests include growth of wide-band gap semiconductors (GaN based), and their application to Blue LEDs and lasers and energy efficient solid-state lighting. This research has led to over 750 scientific publications and over 160 U.S. patents on electronic materials and devices. He has been awarded a NSF Young Investigator award, Young Scientist Award of the ISCS, IEEE Aron Kressel Award, and he is an IEEE Fellow and a Visiting Professor at the Institute for Advanced Studies (IAS) HKUST. He was recently elected to the National Academy of Engineering (2012), and elected Fellow of the National Academy of Inventors (2014). We believe that Professor DenBaars adds value to our Board of Directors based on his years of experience in the LED industry and his extensive research involving wide-based gap semiconductors and their application to high power electronic devices.

Jeffrey K. McMahon has been employed by North Highland, a global management consulting firm, since 2003. He has held the position of Managing Director since 2014 and is the current Market Lead for North Highland’s largest market. He has an extensive background in business and information technology consulting in the financial services, energy, and telecommunications industries. He has 20 years of experience helping Fortune 100 companies drive revenue, optimize processes, improve customer experience and manage risk. His areas of expertise include marketing, strategy articulation and realization, strategic execution, business process management and merger integration. Prior to joining North Highland, Mr. McMahon was a Manager in Accenture’s process practice area. Mr. McMahon received a Bachelor of Science degree in Civil Engineering from North Carolina State University. We believe that Mr. McMahon adds value to our Board of Directors based on his extensive experience in business and technology consulting and his marketing and strategizing expertise.

Steven P. Miller served as a Board Advisor to the Board from January 2017 to June 2017. He is the President of Via Capri Inc., the general partner of Via Capri Investment L.P., a limited partnership formed by Mr. Miller in 1996. Mr. Miller is also the President of Sawmill Inc., the general partner of Sawmill Investment L.P., another limited partnership formed by Mr. Miller in 1996. From 2001 to 2003, Mr. Miller served as a director for TriQuint Semiconductor, Inc. (TriQuint), then a leading supplier of high-performance components and modules for communications applications before merging with RFMD to form Qorvo, Inc. in 2015. Prior to that, Mr. Miller held several positions at Sawtek Inc. from 1979 until his retirement in 1999, including Co-Founder, President, Chief Executive Officer, and Chairman of Sawtek’s Board of Directors. Sawtek Inc. merged with TriQuint in 2001. Prior to co-founding Sawtek Inc. in 1979, Mr. Miller was Manager of the SAW Development Laboratory in the Defense Group at Texas Instruments Incorporated. Mr. Miller brings to the Board familiarity with the Company, its operations, finances, and strategic plan through his experience as a Board Advisor, as well as industry expertise, public company leadership experience, and his experience and skills in strategic growth and business development, including capital formation.

Suzanne Rudy most recently served as Vice President of Tax & Corporate Treasurer, Compliance Officer and Assistant Secretary of Qorvo, Inc., a publicly-traded company and leading supplier of semiconductor solutions for the wireless communications market, until November 2015. In addition to her treasury and compliance duties, Ms. Rudy served as a director for various subsidiaries of Qorvo, Inc. Prior to joining Qorvo, Inc. predecessor, RMFD, in 1999, Ms. Rudy was the Controller for Precision Fabrics Group, Inc., a textile spin-off of the Fortune 500 Company, Burlington Industries. In addition, she spent six years as a Certified Public Accountant and Manager for BDO Seidman, LLP, an international accounting firm. From 2012 to 2016, Ms. Rudy served as a director for Delta Apparel, Inc., a publicly-traded apparel manufacturer, where she served on the Audit and Compensation Committees. From 2008 to 2011, Ms. Rudy served as a director for First National Bank United Corporation, serving as Chair of the Audit Committee and the Assets and Liability Committee. Since 2006, Ms. Rudy has served on the Board of Visitors for Guilford College. She was also a Board Leadership Fellow in 2013, as designated by the National Association of Corporate Directors. Ms. Rudy brings to our Board extensive expertise in public company financial, compliance, and related strategic matters.

Director Independence

Our Board has determined that Ms. Rudy and Messrs. Geiss, Neal, DenBaars, McMahon, and Miller are independent directors under the applicable standards of The NASDAQ Stock Market. In reaching this determination, the Board considered Mr. Geiss’ relationship with AEG Consulting, a firm owned and operated by Mr. Geiss, which provides consulting services to the Company, as discussed below under “Certain Relationships and Related Person Transactions.” After consideration, the Board determined that this relationship did not impact Mr. Geiss’ ability to serve as an independent director.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events, or any of the other events specified in Item 401(f) of Regulation S-K, during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

●	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board Committees

The Board maintains three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee. Each committee operates under a written charter and reports regularly to the Board. A copy of each of these committee charters is available in the “Investors” section of our website under the heading “Governance Documents” at http://www.akoustis.com and may also be obtained by submitting the “Contact Us” form at the website address set forth above. Each member of the Audit Committee, the Compensation Committee and the Nominating Committee must satisfy membership requirements imposed by the applicable committee charter and, where applicable, NASDAQ listing standards and SEC rules and regulations. Each of the members of the Audit Committee, the Compensation Committee and the Nominating Committee has been determined by the Board to be independent under applicable NASDAQ listing standards and, in the case of the Audit Committee and the Compensation Committee, under the independence requirements established by the SEC. A brief description of the responsibilities of each of these committees and their current membership follows.

Audit Committee

The Audit Committee is a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is appointed by the Board to assist the Board in its duty to oversee our accounting, financial reporting and internal control functions and the audit of our financial statements. The current members of the Audit Committee are Suzanne Rudy (Chair), Jerry Neal and Jeffrey McMahon, each of whom is independent under existing NASDAQ listing standards and SEC requirements. The Board has examined the SEC’s definition of “audit committee financial expert” and determined that Ms. Rudy is an audit committee financial expert.

Compensation Committee

The Compensation Committee is appointed by the Board to assist the Board in overseeing and reviewing information from management regarding compensation and human capital issues within the Company. The Compensation Committee also has specific responsibilities regarding performance reviews and compensation of the Company’s executive officers. The Compensation Committee regularly consults with members of our executive management team regarding our executive compensation program. The current members of the Compensation Committee are Messrs. McMahon (Chairman) and Neal and Ms. Rudy, each of whom is independent under existing NASDAQ listing standards, SEC requirements, and the requirements of Section 162(m) of the Internal Revenue Code (the “Code”).

Nominating Committee

The Nominating Committee is appointed by the Board to assist the Board in identifying individuals qualified to become Board and committee members and to recommend to the Board director nominees. The current members of the Nominating Committee are Messrs. Neal (Chairman) and DenBaars and Ms. Rudy.

Other Committees

Our Board of Directors may designate from among its members one or more other committees in the future, and in July 2017, our Board designated a Technology Committee to assist the Board and the Company’s senior management in overseeing technology development initiatives and to advise the Board regarding new technology development and execution of technology initiatives. The current members of the Technology Committee are Messrs. Geiss, DenBaars, and Miller.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. McMahon (Chairman) and Neal and Ms. Rudy. Mr. Geiss also served as a member of the Compensation Committee for a portion of the fiscal year ended June 30, 2017. No member of the Compensation Committee has ever served as an officer or employee of Akoustis or had any relationship during the fiscal year ended June 30, 2017 required to be disclosed pursuant to Item 404 of Regulation S-K, other than consulting fees paid to AEG Consulting, LLC, Mr. Geiss’ consulting firm. No executive officer of the Company has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as director of the Company during the year ended June 30, 2017.

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

Stockholder Communications with the Board

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires the directors, certain officers, and beneficial owners of more than 10% of a class of securities registered under Section 12 of the Exchange Act to file reports with the SEC indicating their holdings of and transactions in such securities and to provide copies of such reports to the issuer of such securities. Based solely upon a review of the copies of the reports furnished to the Company, the Company believes all such reporting persons complied with such reporting obligations during the fiscal year ended June 30, 2017, except for a Form 3 filed on March 13, 2017 by Mark N. Tompkins.

ITEM 11.         EXECUTIVE COMPENSATION

Summary Compensation Table

On August 11, 2016, we changed our fiscal year from a fiscal year ending on March 31 of each year to a fiscal year ending on June 30 of each year, effective for the fiscal year ended June 30, 2017. Accordingly, the following table sets forth information concerning the total compensation awarded to, earned by or paid to our named executive officers during (i) the fiscal year ended June 30, 2017; (ii) the three-month transition period (“TP”) from April 1, 2016 to June 30, 2016; and (iii) the year ended March 31, 2016 (our prior fiscal year).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	All Other Compensation ($)(4)	Total ($)

Jeffrey Shealy,	2017 (1) TP 2016	154,327 42,484	92,700 —	151,200 —	9,801 2,815	407,938 45,299
CEO	2016 (2)	150,000	30,000	—	5,077	185,077

Mark Boomgarden,	2017 (1) TP 2016	139,923 36,615	42,024 —	84,000 —	6,631 2,009	272,578 38,624
VP of Operations (5)	2016 (2)	117,692	13,600	67,450	17,653	216,395

Cindy Payne,	2017 (1) TP 2016	149,183 39,038	44,805 —	126,000 —	7,760 2,113	327,748 41,151
VP of Finance (6)	2016 (2)	114,327	13,775	217,500	4,462	350,064

Dave Aichele,
VP of Business	2017 (1) TP 2016	139,923 37,143	42,024 —	84,000 —	7,278 2,009	273,225 39,152
Development	2016 (2)	121,876	13,600	165,000	4,603	305,079

(1)	Bonus amount reflected for FY 2017 was earned during the bonus period of April 1, 2016 to March 31, 2017 but paid in May 2017.

(2)	Bonus amount reflected for FY 2016 was earned during the bonus period of April 1, 2015 to March 31, 2016 but paid in May 2016.

(3)	See Note 10 to the Consolidated Financial Statements included in this Report for a discussion of the assumptions made in the valuation of stock awards.

(4)	Other compensation is presented by each executive below:

	Fiscal Year	401K Contribution ($) (a)	Contractor Compensation	Total ($)

Jeffrey Shealy,	2017 TP 2016	9,801 2,815		9,801 2,815
CEO	2016	5,077		5,077

Mark Boomgarden,	2017 TP 2016	6,631 2,009		6,631 2,009
VP of Operations	2016	4,603	13,050	17,653

Cindy Payne,	2017 TP 2016	7,760 2,113		7,760 2,113
VP Finance	2016	4,462		4,462

David Aichele, VP of Business	2017 TP 2016	7,278 2,009		7,278 2,009
Development	2016	4,603		4,603

(a)	Effective June 1, 2015, we established a 401(k)-retirement savings plan, with an employer matching contribution, for all employees. We have no other plans in place and have never maintained any other plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

(5)	Mr. Boomgarden served as our Vice President of Operations until his resignation, effective September 15, 2017.

(6)	Ms. Payne served as our Chief Financial Officer until July 14, 2017 when she voluntarily resigned and transitioned into the position of Vice President of Finance. Effective July 14, 2017, John T. Kurtzweil now serves as our Chief Financial Officer.

Except as indicated below under “Employment Agreements,” we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

Outstanding Equity Awards at Fiscal 2017 Year-End

We have equity awards outstanding under three compensation plans approved by our stockholders: the 2014 Stock Plan, the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2016 Stock Incentive Plan (the “2016 Plan). However, no further grants will be made under the 2014 Plan or the 2015 Plan. The following table provides information about outstanding equity awards held by our named executive officers as of June 30, 2017.

		Stock Awards
Name	Grant Date (1)	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (2)

Jeffrey Shealy, CEO	8/11/2016 (3)	36,000	314,640

Mark Boomgarden, VP of Operations (5)	6/16/2014 (4)	16,204	141,623
	9/9/2014 (4)	72,918	637,303
	10/5/2015 (3)	38,000	332,120
	8/11/2016 (3)	20,000	174,800

Cindy Payne, VP of Finance (6)	10/5/2015 (3)	145,000	1,267,300
	8/11/2016 (3)	30,000	262,200

David Aichele, VP of Business Development	10/5/2015 (3)	110,000	961,400
	8/11/2016 (3)	20,000	174,800

(1)	The grant date is determined in accordance with Topic 718.

(2)	Based upon the $8.74 closing price of our Common Stock, as reported by NASDAQ on June 30, 2017, multiplied by the number of shares that had not yet vested.

(3)	The shares granted on this date are subject to a repurchase option by the Company if the named executive officer’s employment with the Company is terminated by the Company without cause, by the named executive officer for good reason, or upon the named executive officer’s permanent disability. The shares will be released from the repurchase option as follows: 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date.

(4)	The shares granted on this date are subject to a repurchase option by the Company if the named executive officer’s employment with the Company is terminated for any reason. The remaining unvested shares will be released from the repurchase option as follows: sufficient shares such that an aggregate 75% of the original shares granted shall have vested on the third anniversary of the grant date and the remaining 25% on the fourth anniversary of the grant date.

(5)	Mr. Boomgarden served as our Vice President of Operations until his resignation, effective September 15, 2017.

(6)	Ms. Payne served as our Chief Financial Officer until July 14, 2017 when she voluntarily resigned and transitioned into the position of Vice President of Finance. Effective July 14, 2017, John T. Kurtzweil now serves as our Chief Financial Officer.

Employment Agreements

Jeffrey B. Shealy

On June 15, 2015, we entered into a three-year employment agreement with our Chief Executive Officer, Jeffrey B. Shealy. After the initial three-year term, the agreement will be automatically renewed for successive one-year periods unless terminated by either party on at least 30 days’ written notice prior to the end of the then-current term. Mr. Shealy’s annual base salary was $150,000, subject to increase or decrease annually as determined by our Board of Directors. Effective July 4, 2016 the Board increased Mr. Shealy’s salary to $154,500. Mr. Shealy’s base salary was further increased to $163,770, effective September 11, 2017. Mr. Shealy is eligible, at the discretion of our Board of Directors, to receive an annual cash bonus of up to 100% of his annual base salary, which may be based on us achieving certain operational, financial or other milestones (the “Milestones”) that may be established by our Board of Directors. Mr. Shealy is entitled to receive stock options or other equity incentive awards under the 2016 Plan as and when determined by the Board, and is entitled to receive perquisites and other fringe benefits that may be provided to, and is eligible to participate in any other bonus or incentive program established by us for, our executives. Mr. Shealy and his dependents are also entitled to participate in any of our employee benefit plans subject to the same terms and conditions applicable to other employees. Mr. Shealy will be entitled to be reimbursed for all reasonable travel, entertainment and other expenses incurred or paid by him in connection with, or related to, the performance of his duties, responsibilities or services under his employment agreement, in accordance with policies and procedures, and subject to limitations, adopted by us from time to time.

In the event that Mr. Shealy is terminated by us without Cause (as defined in his employment agreement) or he resigns for Good Reason (as defined in his employment agreement) during the term of his employment, Mr. Shealy would be entitled to (x) an amount equal to his annual base salary then in effect (payable in accordance with the Company’s normal payroll practices) for a period of 24 months commencing on the effective date of his termination (the “Severance Period”) (in the case of termination by the executive for Good Reason, reduced by any cash remuneration paid to him because of any other employment or self-employment during the Severance Period), (y) if and to the extent the Milestones are achieved for the annual bonus for the year in which the Severance Period commences (or, in the absence of Milestones, our Board of Directors has, in its sole discretion, otherwise determined an amount of Mr. Shealy’s annual bonus for such year), an amount equal to such annual bonus pro-rated for the portion of the performance year completed before Mr. Shealy’s employment terminated, and (z) any unvested stock options, restricted stock or similar incentive equity instruments will vest immediately. For the duration of the Severance Period, Mr. Shealy will also be eligible to participate in our benefit plans or programs, provided Mr. Shealy was participating in such plan or program immediately prior to the date of employment termination, to the extent permitted under the terms of such plan or program (collectively, the “Termination Benefits”). If Mr. Shealy’s employment is terminated during the term by us for Cause, by Mr. Shealy for any reason other than Good Reason or due to his death, then he will not be entitled to receive the Termination Benefits, and shall only be entitled to the compensation and benefits that shall have accrued as of the date of such termination (other than with respect to certain benefits that may be available to Mr. Shealy as a result of a Permanent Disability (as defined in his employment agreement)).

John T. Kurtzweil

On July 14, 2017, the Board named John T. Kurtzweil as our new Chief Financial Officer who would also serve as the Company’s Chief Accounting Officer, effective as of the same day. In connection with the election of the new Chief Financial Officer of the Company, the Company entered into an employment agreement, dated July 14, 2017 (the “CFO Agreement”), with the Chief Financial Officer, pursuant to which Mr. Kurtzweil will receive an annual base salary of $151,000, monthly living expenses of $1,600, three weeks of paid vacation each year, and reimbursement of all reasonable business, promotional, travel, and entertainment expenses incurred in the performance of his duties. In addition, Mr. Kurtzweil is also eligible to earn a target annual bonus each fiscal year equal to 70% of his annual base salary, based on certain Company operation, financial, and other milestones set by the Board and/or its Compensation Committee. Mr. Kurtzweil is also entitled to participate in any employee benefit plans and programs generally provided by the Company to its senior executives from time to time. In addition, as an inducement to employment, Mr. Kurtzweil will receive a restricted stock award for 100,000 shares of Common Stock and options for 75,000 shares of Common Stock during the Company’s next open trading window. These awards will be granted under the 2016 Plan and will vest 25% on each of the first four anniversaries of the grant date, subject to Mr. Kurtzweil’s continued employment and the terms and conditions of the 2016 Plan and the applicable award agreements.

The term of the CFO Agreement extends through July 31, 2018, and the CFO Agreement will automatically renew for successive one-year periods unless either party gives at least 30 days written notice of non-renewal to the other party prior to the end of the then applicable term.

If Mr. Kurtzweil’s employment is terminated by the Company without “cause” or by Mr. Kurtzweil for “good reason” (each as defined in the CFO Agreement), Mr. Kurtzweil will be entitled to receive: (1) continued payment of his base salary, payable in bi-weekly installments, for 12 months; (2) his annual bonus for the preceding year, if and to the extent earned and not already paid; (3) any other compensation and benefits accrued through the date of termination; and (4) reimbursement for one year after the date of termination for the cost of committed living allowance expenses and any COBRA continuation of health coverage if he elects such coverage. Any unvested stock options, restricted stock awards, or other equity awards granted by the Company to Mr. Kurtzweil will vest or be forfeited in accordance with the terms of the applicable award agreement(s).

If Mr. Kurtzweil’s employment is terminated due to his death or “disability” (as defined in the CFO Agreement), if the Company terminates Mr. Kurtzweil’s employment for “cause,” or if Mr. Kurtzweil voluntarily terminates his employment without “good reason,” Mr. Kurtzweil, his designated beneficiary, or his estate, as applicable, will be entitled to receive his base salary accrued through the date of termination. In the case of termination due to “disability” or Mr. Kurtzweil’s voluntary termination of employment, he will also be entitled to receive his annual bonus for the preceding year, if and to the extent earned and not already paid. Any unvested stock options, restricted stock awards, or other equity awards granted by the Company to Mr. Kurtzweil will vest or be forfeited in accordance with the terms of the applicable award agreement(s).

Other

On June 15, 2015, the Company also entered into two-year employment agreements with each of the Vice President of Business Development, the Vice President of Operations, and the then Chief Financial Officer. Each of these employment agreements had substantially the same terms as that of the CEO described above. These agreements expired on June 15, 2017, and each of these officers continue to serve in their respective positions, with the exception of Ms. Payne who now serves as Vice President of Finance, effective upon her voluntary resignation from the Chief Financial Officer position on July 14, 2017.

Each named executive officer’s salary is subject to increase or decrease annually as determined by our Board of Directors. Effective June 15, 2017 the Board increased the salaries of Mr. Aichele, Mr. Boomgarden and Ms. Payne to $141,080, $141,080 and $150,350, respectively. Effective September 11, 2017, Mr. Aichele’s and Ms. Payne’s base salaries were increased to $148,134 and $154,860.50, respectively.

Change in Control Arrangements

2015 Plan

In the event of a merger or change in control of the Company, the treatment of each outstanding restricted stock award granted under the 2015 Plan will be determined by the administrator of the 2015 Plan, including whether each such award will be assumed or an equivalent option or right substituted by the successor corporation. The administrator will not be required to treat all awards similarly in the transaction. In the event that the successor corporation does not assume or substitute the awards, all restrictions on the awards will lapse.

2016 Plan

Under the terms of the 2016 Plan, the following provisions will apply to the restricted stock awards granted under the 2016 Plan in the event of a change of control (except to the extent, if any, otherwise required under Code Section 409A):

●	To the extent that the successor or surviving company in the change of control event does not assume or substitute for an award (or in which the Company is the ultimate parent corporation and does not continue the award) on substantially similar terms or with substantially equivalent economic benefits as awards outstanding under the 2016 Plan (as determined by the administrator of the 2016 Plan), any restrictions will be deemed to have been met, and such awards will become fully vested, earned and payable to the fullest extent of the original grant of the applicable award.

●	In addition, in the event that an award is substituted, assumed or continued, the award will become vested in full and any restrictions will be deemed to have been met and such awards will become fully vested, earned and payable to the fullest extent of the original award, if the employment or service of the participant is terminated within two years after the effective date of a change of control if such termination of employment or service (i) is by the Company without cause or (ii) is by the participant for good reason.

●	Further, if a named executive officer has entered into an employment agreement or other similar arrangement as of the effective date of the 2016 Plan, the officer is entitled to the greater of the benefits provided upon a change of control of the Company under the 2016 Plan or the respective employment agreement or other similar arrangement as in effect on the 2016 Plan’s effective date, and such employment agreement or other similar arrangement will not be construed to reduce in any way the benefits otherwise provided to the officer upon a change of control as defined in the 2016 Plan.

Director Compensation

We do not have a formal director compensation program, and our directors have historically received compensation at the discretion of the Board in the form of equity awards granted under the 2015 Plan and the 2016 Plan. We also reimburse our directors for reasonable out-of-pocket expenses related to their role on our Board. We intend for our director compensation to align the interests of our non-employee directors with the interests of our stockholders and plan to implement a formal director compensation program for the fiscal year ending June 30, 2018.

The table below summarizes all compensation received by each of the Company’s non-employee directors for services as a director performed during the fiscal year ended June 30, 2017.

Name	Stock awards ($)(1)	All other compensation ($)	Total ($)

Arthur E. Geiss (1)(2)	92,400	16,995	109,395

Jerry D. Neal (1)	92,400	—	92,400

Steven P. DenBaars (1)	92,400	—	92,400

Jeffrey K. McMahon (1)	92,400	—	92,400

John Kurtzweil (3)	126,500	—	126,500

(1)	Messrs. Geiss, Neal, DenBaars and McMahon each received a restricted stock grant under the 2015 Plan for 22,000 shares of Common Stock for Board service on August 11, 2016, with 50% of such shares scheduled to vest on the second anniversary of the grant date and 25% of such shares to vest on each of the third and fourth anniversaries of the grant dates. Valuation is based on the closing bid price of $4.20 on the grant date.

(2)	Mr. Geiss received $15,195 in compensation for consulting services provided by his consulting firm, AEG Consulting, for the year ended June 30, 2017.

(3)	Mr. Kurtzweil received a restricted stock grant under the 2016 Plan for 22,000 shares of common stock for Board service effective January 25, 2017, with 25% of such shares scheduled to vest on each of the first four anniversaries of the grant date. The grant is valued at the closing bid price of $5.65 on the grant date. Mr. Kurtzweil resigned from the Board of Directors on July 14, 2017 in connection with his transition to the role of the Company’s Chief Financial Officer. His restricted stock award will continue to vest on schedule.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our Common Stock that may be acquired upon exercise of stock options or warrants that are currently exercisable or that become exercisable within 60 days after September 8, 2017 (the “Determination Date”) are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our Common Stock indicated as beneficially owned by them.

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

Name and address of beneficial owner	Amount and nature of beneficial ownership (1)(2)	Percent of class (3)

Jeffrey B. Shealy, Chief Executive Officer, Director(4)	3,300,725	17.3%
David M. Aichele, Vice President of Business Development(5)	134,250	*
Mark Boomgarden, Vice President of Operations(6)	178,441	*
Cindy C. Payne, VP Finance(7)	184,375	1.0%
Steven P. DenBaars, Director(8)(9)	285,858	1.5%
Arthur E. Geiss, Director, Co-Chairman of the Board(8)(10)	76,306	*
Jeffrey K. McMahon, Director(8) (11)	551,888	2.9%
Jerry D. Neal, Director, Co-Chairman of the Board(8) (11)	367,000	1.9%
John T. Kurtzweil, Chief Financial Officer (12)	22,000	*
Suzanne Rudy, Director	30,000	*
Steven Miller, Director	50,000	*
All directors and executive officers as a group (11 persons)(13)	5,180,843	27.12%

Mark Tompkins
App 1, Via Guidino 23
Lugano 6900, Switzerland	2,349,906	12.3%

*Less than 1%

(1)	Unless otherwise indicated in the table, the address for each person named in the table is c/o Akoustis Technologies, Inc., 9805 Northcross Center Court, Suite H, Huntersville, NC 28078.

(2)	Unless otherwise indicated in the table, the shares are held directly by the beneficial owner.

(3)	Applicable percentage ownership is based on 19,084,583 shares of Common Stock outstanding as of the Determination Date, together with securities exercisable for or convertible into shares of Common Stock within 60 days after the Determination Date, for each shareholder.

(4)	Includes 36,000 restricted shares that are subject to a repurchase option.

(5)	Includes 130,000 restricted shares that are subject to a repurchase option.

(6)	Includes 123,626 restricted shares that are subject to a repurchase option. Mr. Boomgarden resigned from the Company, effective September 15, 2017.

(7)	Includes 175,000 restricted shares that are subject to a repurchase option.

(8)	Includes 20,000 shares of Common Stock issuable upon exercise of options.

(9)	Includes 38,204 restricted shares that are subject to a repurchase option.

(10)	Includes 30,914 restricted shares that are subject to a repurchase option.

(11)	Includes 22,000 restricted shares that are subject to a repurchase option.

(12)	Includes 22,000 restricted shares that are subject to a repurchase option.

(13)	Includes 599,744 restricted shares that are subject to a repurchase option

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

Certain of our directors and officers participated in the 2016-2017 Offering. Specifically:

●	Our CEO, Jeffrey Shealy, purchased 20,000 shares of Common Stock for an aggregate purchase price of $100,000 in the 2016-2017 Offering.

●	Mark Boomgarden, our Vice President of Operations (until his resignation, effective September 15, 2017), purchased 2,000 shares of Common Stock for an aggregate purchase price of $10,000 in the 2016-2017 Offering.

●	Jerry Neal, one of our directors and Co-Chairman of our Board of Directors, purchased 200,000 shares of Common Stock for an aggregate purchase price of $1,000,000 in the 2016-2017 Offering.

●	Arthur Geiss, one of our directors and Co-Chairman of our Board of Directors, purchased 2,000 shares of Common Stock for an aggregate purchase price of $10,000 in the 2016-2017 Offering.

●	Rohan Houlden, our Divisional Vice President of Product Engineering, purchased 20,000 shares of Common Stock for an aggregate purchase price of $100,000 in the 2016-2017 Offering.

In addition, James R. Shealy, brother of our Chief Executive Officer, purchased 14,000 shares of Common Stock for an aggregate purchase price of $70,000 in the 2016-2017 Offering. Michael J. Shealy, a second brother of our Chief Executive Officer, purchased 20,000 shares of Common Stock for an aggregate purchase price of $100,000 in the 2016-2017 Offering.

AEG Consulting, a firm owned and operated by Arthur Geiss, Co-Chairman of the Board, received $15,195 for consulting fees for the year ended June 30, 2017.

Steve Miller, one of our directors, served as a Board Advisor to the Board from January 2017 through June 2017, prior to joining the Board in July 2017. In connection with his service as a Board Advisor, the Board has approved a restricted stock award for 11,000 shares of Common Stock to be granted to Mr. Miller during the next open trading window.

The Board of Directors considered the above transactions in reaching its determination regarding the independence of our directors, See “Director Independence” under “Item 10-Directors, Executive Officers and Corporate Governance.”

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

The aggregate fees billed to us by Marcum LLP, our independent registered principal accounting firm, for services rendered for (i) the fiscal year ended June 30, 2017; (ii) the transition period from April 1, 2016 to June 30, 2016; and (iii) our prior fiscal year ended March 31, 2016 are set forth in the table below:

Fee Category	Fiscal Year ended June 30, 2017	Transition Period ended June 30, 2016(1)	Fiscal year ended March 31, 2016

Audit fees (2)	$121,495	$65,611	$109,458
Audit-related fees (3)	40,757	13,692	26,583
Tax fees (4)	10,341	16,276	34,037
All other fees	—	—	—

Total fees	$172,593	$95,579	$170,078

(1)	Fees included in the Transition period ended June 30, 2016 include the fees for the audit of the three-month transition period as well as the audit of the year ended June 30, 2016.

(2)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Forms 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(3)	For the fiscal year ended June 30, 2017, audit-related fees are related to the review of the selling stockholder registration statement related to the 2016-2017 Offering and 2017 Offering and review of the registration statement on Form S-8 for the 2016 Plan. For our prior fiscal year ended March 31, 2016, audit-related fees are related to the review of the selling stockholder registration statement related to a private placement in 2015 and review of the Form 8-K filing associated with our May 2015 merger.

(4)	Tax fees consist of fees billed for tax return preparation.

Pre-Approval Practice

The Board established an Audit Committee in February 2017. The Audit Committee’s responsibilities include establishing policies and procedures for the review and pre-approval by the Audit Committee of, and approving or pre-approving, all auditing services and permissible non-audit services to be performed by the independent registered public accounting firm, and any non-audit services to be performed by any other accounting firm. Our Audit Committee has adopted procedures for the pre-approval of services to be performed by the independent public accountants. Pursuant to this pre-approval policy, the Audit Committee considers, at least annually, and approves the terms of the audit engagement. At each regularly scheduled Audit Committee meeting, the committee members review both a report summarizing the services, provided or anticipated to be provided by the auditor and the related fees and costs, and a listing of newly requested services subject to pre-approval since its last regularly scheduled meeting. Any proposed engagement relating to permissible non-audit services must be presented to the Audit Committee and pre-approved on a case-by-case basis, prior to the performance of the auditor. In addition, particular categories of permissible non-audit services that are recurring may be pre-approved by the Audit Committee subject to preset fee limits. The Audit Committee reviews requests for the provision of audit and non-audit services by the Company’s independent public accountants and determines if they should be approved. Such requests could be approved either at a meeting of the Audit Committee or upon approval by an independent director, if such responsibility has been delegated by the Audit Committee and if approval is needed between Audit Committee meetings. Any such interim approvals must be reported to the Audit Committee at its next scheduled meeting. Prior to approving any services, the Audit Committee considers whether the provision of such services is consistent with the SEC’s and the PCAOB’s rules on auditor independence and is compatible with maintaining the independence of the Company’s public accountants.

All fees related to audit, audit-related, tax, and other permitted non-audit services were pre-approved by the Audit Committee (or the Board of Directors if prior to the establishment of the Audit Committee).

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The consolidated financial statements of Akoustis Technologies, Inc., and its subsidiaries are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKOUSTIS TECHNOLOGIES, INC.

Dated: September 19, 2017	By:	/s/ Jeffrey B. Shealy
Jeffrey B. Shealy
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey B. Shealy	Chief Executive Officer (Principal	September 19, 2017
Jeffrey B. Shealy	Executive Officer), Director

/s/ John T. Kurtzweil	Chief Financial Officer and Chief Accounting Officer (Principal	September 19, 2017
John T. Kurtzweil	Financial and Accounting Officer)

/s/ Arthur E. Geiss	Co-Chairman of the Board	September 19, 2017
Arthur E. Geiss

/s/ Jerry D. Neal	Co-Chairman of the Board	September 19, 2017
Jerry D. Neal

/s/ Steven P. DenBaars	Director	September 19, 2017
Steven P. DenBaars

/s/ Jeffrey K. McMahon	Director	September 19, 2017
Jeffrey K. McMahon

/s/ Steven P. Miller	Director	September 19, 2017
Steven P. Miller

/s/ Suzanne B. Rudy	Director	September 19, 2017
Suzanne B. Rudy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Akoustis Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Akoustis Technologies, Inc. and Subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Akoustis Technologies, Inc. and Subsidiaries, as of June 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Marcum llp

Marcum llp

New York, NY
September 19, 2017

Akoustis Technologies, Inc.

Consolidated Balance Sheets

	June 30,	June 30,
	2017	2016

Assets

Assets:
Cash and cash equivalents	$9,631,520	$4,155,444
Inventory	188,476	43,544
Prepaid expenses	158,457	54,818
Other current assets	42,808	—
Total current assets	10,021,261	4,253,806

Property and equipment, net	7,853,814	206,985

Intangibles, net	206,527	71,233

Other assets	10,715	10,715
Total Assets	$18,092,317	$4,542,739

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$1,336,368	$543,646
Deferred revenue	14,500	—
Total current liabilities	1,350,868	543,646

Long-term Liabilities:
Contingent real estate liability	1,730,542	—
Derivative liabilities	—	1,322,729
Total long-term liabilities	1,730,542	1,322,729

Total Liabilities	3,081,410	1,866,375

Commitments and contingencies

Stockholders' Equity
Preferred Stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 19,075,050 and 15,375,981 shares issued and outstanding at June 30, 2017 and June 30, 2016, respectively	19,075	15,376
Additional paid in capital	30,774,885	9,335,801
Accumulated deficit	(15,783,053)	(6,674,813)
Total Stockholders' Equity	15,010,907	2,676,364
Total Liabilities and Stockholders' Equity	$18,092,317	$4,542,739

The accompanying notes are an integral part of these consolidated financial statements

Akoustis Technologies, Inc.

Consolidated Statements of Operations

	For the Year Ended June 30, 2017	For the Year Ended June 30, 2016

Contract research and government grants	$469,532	$254,834

Revenue	16,964	—

Total revenue	486,496	254,834

Operating expenses
Research and development	4,425,778	1,758,701
General and administrative expenses	6,019,285	2,935,299
Total operating expenses	10,445,063	4,694,000

Loss from operations	(9,958,567)	(4,439,166)

Other income (expense)
Other income	—	500
Interest income	1,936	1,339
Bargain purchase	1,725,881
Change in fair value of derivative liabilities	(877,490)	(968,840)
Total other income (expense)	850,327	(967,001)
Net loss	$(9,108,240)	$(5,406,167)

Net loss per common share - basic and diluted	$(0.54)	$(0.40)

Weighted average common shares outstanding -basic and diluted	16,990,536	13,349,482

The accompanying notes are an integral part of these consolidated financial statements

Akoustis Technologies, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended June 30, 2017 and June 30, 2016

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Stockholders’ Equity

Balance, July 1, 2015	12,469,084	$12,469	$5,441,260	$(1,268,646)	$4,185,083

Common stock issued for cash, net of issuance costs	2,240,000	2,240	3,330,343	—	3,332,583

Warrants issued to underwriter	—	—	(165,719)	—	(165,719)

Common stock issued for services	660,231	660	702,950	—	703,610

Common stock issued for exercise of warrants	6,666	7	9,993	—	10,000

Transfer of warrants from liability to equity classification	—	—	16,974	—	16,974

Net loss	—	—	—	(5,406,167)	(5,406,167)

Balance, June 30, 2016	15,375,981	$15,376	$9,335,801	$(6,674,813)	$2,676,364

Common stock issued for cash, net of issuance costs	2,805,000	2,805	15,381,966	—	15,384,771

Warrants issued to underwriter	—	—	(991,767)	—	(991,767)

Common stock issued for services	783,000	783	4,242,314	—	4,243,097

Common stock issued for exercise of warrants	111,069	111	171,649	—	171,760

Vesting of restricted shares	—	—	434,703	—	434,703

Transfer of warrants from liability to equity classification	—	—	2,200,219	—	2,200,219

Net loss	—	—	—	(9,108,240)	(9,108,240)

Balance, June 30, 2017	19,075,050	$19,075	$30,774,885	$(15,783,053)	$15,010,907

The accompanying notes are an integral part of these consolidated financial statements

Akoustis Technologies, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,108,240)	$(5,406,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	102,876	34,828
Amortization of intangibles	7,208	3,339
Share-based compensation	3,906,111	849,625
Change in fair value of derivative liabilities	877,490	968,840
Bargain purchase	(1,725,881)	—
Changes in operating assets and liabilities:
Inventory	(48,883)	(43,544)
Prepaid expenses	(103,639)	4,994
Other current asset	(42,808)	—
Accounts payable and accrued expenses	572,644	275,116
Deferred revenue	14,500	—
Net Cash Used In Operating Activities	(5,548,622)	(3,312,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(1,625,055)	(160,172)
Cash paid for acquisition of STC-MEMS	(2,846,049)	—
Cash paid for intangibles	(60,729)	(43,495)
Net Cash Used In Investing Activities	(4,531,833)	(203,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	15,384,771	3,332,584
Proceeds from exercise of warrants	171,760	10,000
Net Cash Provided By Financing Activities	15,556,531	3,342,584

Net Increase (Decrease) in Cash	5,476,076	(174,052)

Cash - Beginning of Period	4,155,444	4,329,496

Cash - End of Period	$9,631,520	$4,155,444

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$—	$—
Interest	$—	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock compensation payable	$654,781	$146,016
Warrants issued for stock issuance costs	$991,767	$165,719
Reclassification of derivative liability to additional paid in capital	$2,200,219	$—
Contingent liability	$1,730,542	$—

The accompanying notes are an integral part of these consolidated financial statements

AKOUSTIS TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

Note 1. Organization

Akoustis Technologies, Inc. (formerly known as Danlax, Corp.) (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 10, 2013. Effective December 15, 2016, the Company changed its state of incorporation from the State of Nevada to the State of Delaware. Through its subsidiaries, Akoustis, Inc. and Akoustis Manufacturing New York, Inc. (each a Delaware corporation), the Company, headquartered in Huntersville, North Carolina, is focused on developing, designing and manufacturing innovative radio frequency filter products for the mobile wireless device industry. The mission of the Company is to commercialize and manufacture its patented BulkONE® acoustic wave technology to address the critical frequency-selectivity requirements in today’s mobile smartphones - improving the efficiency and signal quality of mobile wireless devices and enabling the Internet of Things.

On August 11, 2016, the Company changed its fiscal year from the period beginning on April 1 and ending on March 31 of each year to the period beginning on July 1 and ending on June 30 of each year, effective for the fiscal year ended June 30, 2017.

On March 10, 2017, the Company announced that its common stock was approved for listing on the NASDAQ Capital Market, effective March 13, 2017, under the symbol AKTS.

Acquisition of Assets

On June 26, 2017, pursuant to a Definitive Asset Purchase Agreement and Definitive Real Property Purchase Agreement (collectively, the “Agreements”) with The Research Foundation for the State University of New York (“RF-SUNY”) and Fuller Road Management Corporation (“FRMC”), an affiliate of RF-SUNY, respectively, the Company completed the acquisition of certain specified assets, including STC-MEMS, a semiconductor wafer-manufacturing operation and microelectromechanical systems (“MEMS”) business with associated wafer-manufacturing tools, as well as the real estate and improvements associated with the facility located in Canandaigua, New York, which is used in the operation of STC-MEMS (the assets and real estate and improvements referred to together herein as the “STC-MEMS Business”), which was created in 2010 by RF-SUNY as an economic development project. The purpose of the initiative was to explore different technology opportunities with the goal of being a vertically integrated provider of foundry services that would offer its customers the capacity, infrastructure and operational capabilities of semiconductor and advanced manufacturing for aerospace, biomedical, communications, defense, and energy markets. Post-acquisition date, the Company also agreed to assume substantially all the on-going obligations of STC incurred in the ordinary course of business including with respect to the 29 employees employed by RF-SUNY.

The Company acquired the STC-MEMS Business through its wholly-owned subsidiary, Akoustis Manufacturing New York, Inc., (“Akoustis NY”), a Delaware corporation.

See Note 4 for a detailed description of the transaction.

The 2016-2017 Offering

The Company sold a total of 2,142,000 shares of its common stock, par value $0.001 per share (the “Common Stock”) in a private placement offering (the “2016-2017 Offering”) at a fixed purchase price of $5.00 per share (the “2016-2017 Offering Price”), with closings in each of November and December 2016 and January and February 2017. The Company also sold a total of 663,000 shares of Common Stock in a private placement offering (the “2017 Offering” and together with the 2016-2017 Offering, the “Offerings”) at a fixed purchase price of $9.00 per share (the “2017 Offering Price”), with closings in May 2017. Aggregate gross proceeds from the Offerings totaled $16.7 million before deducting commissions and expenses of approximately $1.3 million. In connection with the 2016-2017 Offering, the Company also issued to the placement agents warrants to purchase an aggregate 205,126 shares of Common Stock with a term of five years and an exercise price of $5.00 per share, and in connection with the 2017 Offering, the Company issued to the placement agents warrants to purchase an aggregate 46,410 shares of Common Stock with a term of five years and an exercise price of $9.00 per share. In accordance with the terms of the subscription agreements executed by the Company and each of the investors, if the Company issues additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions, including but not limited to issuances of awards under Company employee stock incentive programs and certain issuances in connection with credit arrangements, equipment financings, lease arrangements, or similar transactions) between November 25, 2016 and September 4, 2017 (with respect to the 2016-2017 Offering), or between May 1, 2017 and May 1, 2019 (with respect to the 2017 Offering), for a consideration per share less than the 2016-2017 Offering Price or the 2017 Offering Price, as applicable (as adjusted for any subsequent stock dividend, stock split, distribution, recapitalization, reclassification, reorganization, or similar event) (the “Lower Price”), each investor will be entitled to receive from the Company additional shares of Common Stock in an amount such that, when added to the number of shares of Common Stock initially purchased by such investor, will equal the number of shares of Common Stock that such Investor’s investment in the applicable offering would have purchased at the Lower Price.

The March 2016 and April 2016 Offerings

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

Investors in the shares were given anti-dilution protection with respect to the shares of Common Stock sold in the April 2016 Offering such that if, during the period from the closing of the April 2016 Offering until 90 days after the date on which the registration statement that the Company is required to file under a Registration Rights Agreement with the  investors is declared effective by the SEC, the Company shall issue additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions, including but not limited to issuances of awards under the Company’s 2015 Equity Incentive Plan and certain issuances of securities in connection with credit arrangements, equipment financings, lease arrangements or similar transactions) for a consideration per share less than the 2016 Offering Price (as adjusted for any subsequent stock dividend, stock split, distribution, recapitalization, reclassification, reorganization or similar event) (the “2016 Lower Price”), each such investor will be entitled to receive from the Company additional shares of Common Stock in an amount such that, when added to the number of shares of Common Stock initially purchased by such investor, will equal the number of shares of Common Stock that such investor’s Offering subscription amount would have purchased at the 2016 Lower Price. As of mid-October 2016, the anti-dilution rights expired.

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

Note 2. Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2017, the Company had working capital of $8.7 million and an accumulated deficit of $15.8 million. Since inception, the Company has recorded approximately $892,000 of revenue from contract research and government grants. As of June 30, 2017, the Company had cash and cash equivalents of $9.6 million which the Company believes is sufficient to fund its current operations through December 2017. As a result, we will need to obtain additional capital through the sale of additional equity securities, debt and additional grants, or otherwise, to fund operations past that date. The Company is actively managing and controlling the Company’s cash outflows to mitigate these risks, these matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company had $6.7 million of cash and cash equivalents on hand as of September 8, 2017 to fund its business.

There is no assurance that the Company’s projections and estimates are accurate. The Company’s primary sources of funds for operations since inception have been private equity, note financings and grants. The Company needs to obtain additional capital to accomplish its business plan objectives and will continue its efforts to secure additional funds through issuance of debt or equity instruments and/or receipts of grants as appropriate. However, the amount of funds raised, if any, may not be sufficient to enable the Company to attain profitable operations. To the extent that the Company is unsuccessful in obtaining additional financing, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Note 3. Summary of significant accounting policies

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Akoustis, Inc. and Akoustis Manufacturing New York, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates and assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(1)	Fair value of long–lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long–lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long–lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under–performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(2)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the NOL carry–forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company’s incurrence of losses, (b) general economic conditions, and (c) other factors.

(3)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk-free rate(s) to value share options and similar instruments.

(4)	Estimates and assumptions used in valuation of derivative liability: Management utilizes a binomial option pricing model to estimate the fair value of derivative liabilities. The model includes subjective assumptions that can materially affect the fair value estimates.

(5)	Estimates and assumptions used in business combinations: The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair value measurement is highly sensitive to significant changes in the unobservable inputs and significant increases (decreases) in discount rate or decreases (increases) in price/earnings multiples would result in a significantly lower (higher) fair value measurement. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the acquired assets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits; as of June 30, 2017 approximately $9.4 million was uninsured.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Finished goods held for resale	$49,374	$43,544
Raw materials	139,102	—
	$188,476	$43,544

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

Based on its assessments, the Company did not record any impairment charges for the years ended June 30, 2017 and 2016.

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

Derivative Liability

The Company evaluates its options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. The change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

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

Revenue Recognition

Change in Accounting Policy for Revenue Recognition

Effective October 1, 2016, the Company changed its accounting policy for the recognition of grant revenue. The Company believes this change in accounting policy is preferable due to the fact that grant revenue is viewed as an ongoing function of its intended operations. This change in accounting policy also enhances the comparability of the Company’s financial statements with many of its industry peers. The adoption of this accounting policy change has been applied retrospectively to all prior periods presented in this Annual Report on Form 10-K and has had no impact on net loss per share.

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

Revenue Recognition for Facility Rental Income

Effective June 26, 2017, the Company records rental income for the tenants at the Company’s NY fabrication facility. The Company recognizes rental income in the period the rental services are delivered to the lessee; rent is received on a monthly, straight-line basis.

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

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a four-year period (generally vesting either ratably over the first four years or on a tier basis of 50% on the second anniversary of the effective date and 25% on the third and fourth anniversary dates). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

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

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, equity–based compensation could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the equity–based compensation could be significantly different from what the Company has recorded in the current period.

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

Income taxes

The Company applies the elements of ASC 740–10 “Income Taxes” regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of March 31, 2017, no liability for unrecognized tax benefits was required to be reported. The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision on the Statement of Operations. There was no interest and penalties for the years ended June 30, 2017 and 2016.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the years ended June 30, 2017 and 2016 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Options	160,000	160,000
Warrants	612,165	471,697
Totals	772,165	631,697

Shares Outstanding

Shares outstanding include shares of restricted stock with respect to which restrictions have not lapsed. Restricted stock included in reportable shares outstanding was 1,646,965 shares and 1,361,055 shares as of June 30, 2017 and 2016, respectively. Shares of restricted stock are included in the calculation of weighted average shares outstanding.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation. The reclassifications did not have an impact on net loss as previously reported.

Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Update (ASU) No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2015-11 on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”, which will require entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The ASU may be applied either prospectively or retrospectively. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual period. The Company is currently evaluating the effects of ASU 2015-17 on the consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

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

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606)”. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net) (Topic 606)”. These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which the Company intends to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the standard and does not expect the adoption will have a material effect on its consolidated financial statements and disclosures.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the standard and does not expect the adoption will have a material effect on its consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”. This update provides guidance on how to record eight specific cash flow issues. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and a retrospective transition method to each period should be presented. The Company is currently evaluating the effect of this update on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of the new standard.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This standard is required to be adopted in the first quarter of 2018. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is evaluating the effect that ASU 2017-11 will have on its financial statements and related disclosures.

Note 4. Acquisition of STC-MEMS

Acquisition of STC-MEMS

On March 23, 2017, the Company entered into the Agreements with RF-SUNY, a New York State education corporation, on behalf of The State University of New York Polytechnic Institute, and FRMC, an affiliate of RF-SUNY to acquire the STC-MEMS Business. The acquisition will allow the Company to internalize manufacturing, increase capacity and control its wafer supply chain for single crystal BAW RF filters. Akoustis will utilize the NY Facility to consolidate all aspects of wafer manufacturing for its high-band RF filters.

Smart Systems Technology & Commercialization Center (STC-MEMS) was created in 2010 to form a vertically integrated “one-stop-shop” in smart system and smart-device innovation and manufacturing. The facility was designed to provide its customers the capacity, infrastructure and operational capabilities in all areas of semiconductor and advanced manufacturing, while covering a diverse number of markets including aerospace, biomedical, communications, defense, and energy. Located in Canandaigua, New York, just outside of Rochester, the STC-MEMS facility includes certified cleanroom manufacturing, advanced test and metrology, as well as a MEMS and optoelectronic packaging facility.

The Company acquired the STC-MEMS Business through its Akoustis NY, a Delaware corporation. Post-acquisition date, the Company also agreed to assume substantially all the on-going obligations of the STC-MEMS Business incurred in the ordinary course of business, including with respect to the 29 employees employed by RF-SUNY.  The purchase closed on June 26, 2017.

Acquisition Price

The purchase price paid for the transaction was an aggregate of approximately $4.58 million consisting of (i) $2.75 million in cash consideration, (ii) $96,000 in inventory, and (iii) a contingent real estate liability of approximately $1.73 million.

Recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree

The fair value of the purchase consideration issued to the sellers of the STC-MEMS Business was allocated to the net tangible and intangible assets acquired. The Company accounted for the STC-MEMS Business acquisition as the purchase of a business under GAAP under the acquisition method of accounting, as specified in ASC 805 “Business Combinations”, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $6.3 million. The excess of the aggregate fair value of the net tangible and intangible assets over the consideration paid has been treated as a gain on bargain purchase in accordance with ASC 805. The purchase price allocation was based, in part, on management’s knowledge of the STC-MEMS Business and the results of a third-party appraisal commissioned by management.

The Company utilized the services of an independent appraisal company to assist it in assessing the fair value of the assets and liabilities acquired. This assessment included an evaluation of the fair value of the real estate and fixed assets in addition to the intangibles acquired. The real estate was valued utilizing a combination of the income and cost approaches.  The fixed assets were valued utilizing a combination of the market and cost approaches.  The intangible asset, customer relationships, was valued utilizing the income approach. The valuation process also included discussion with management regarding the history and business operations of the STC-MEMS Business, a study of the economic and industry conditions in which the STC-MEMS Business competes and an analysis of the historical and projected financial statements and other records and documents.

Recognizing and measuring goodwill or a gain from a bargain purchase

Management reviewed the assets and liabilities acquired and the assumptions utilized in estimating their fair values. Further revisions to the estimates were not deemed necessary and after identifying and valuing all assets and liabilities of the STC-MEMS Business, the Company concluded that recording a bargain purchase gain was appropriate and required under GAAP.

Purchase Consideration

Amount of consideration:	$4,576,591

Assets acquired and liabilities assumed at fair value
Land	$1,000,000
Building	3,000,000
STC-MEMS equipment	2,124,650
Inventory	96,049
Customer relationships	81,773
Net assets acquired	$6,302,472

Total net assets acquired	$6,302,472
Consideration paid	4,576,591
Gain on bargain purchase	$1,725,881

Prior to this transaction, none of the parties negotiating on behalf of the Company had met any of the individuals negotiating on behalf of the sellers. Further, there were no agreements signed with any individuals negotiating this deal. Additionally, there were no related parties associated with this transaction.

The following presents the unaudited pro-forma combined results of operations of the Company with the STC-MEMS Business as if the entities were combined on July 1, 2015.

	Year Ended	Year Ended
	June 30,	June 30,
	2017	2016
Revenues, net	$4,195,374	$5,314,499
Net (loss) allocable to common shareholders	$(13,907,072)	$(7,613,100)
Net (loss) per share	$(0.82)	$(0.57)
Weighted average number of shares outstanding	16,990,536	13,349,482

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of July 1, 2015 or to project potential operating results as of any future date or for any future periods.

The estimated useful life remaining on equipment and building acquired with the STC-MEMS Business is 3 to 5 years and 11 years, respectively.

The Company consolidated Akoustis NY as of the closing date of the agreement, and the results of operations of the Company include that of Akoustis NY. The Company recognized net revenues attributable to Akoustis NY of $0 and recognized net losses of $171,000 during the period June 26, 2017 through June 30, 2017; driven by wages and fringe benefits of $126,000.

Note 5. Property and equipment

Property and equipment consisted of the following:

	Estimated Useful Life	June 30, 2017	June 30, 2016
Land	n/a	$1,000,000	$—
Research and development equipment	3 – 10 years	1,851,427	226,372
Computer equipment	5 years	16,783	16,783
Furniture and fixtures	5 – 10 years	3,725	3,725
STC-MEMS equipment	3 – 5 years	2,124,650	—
Building	11 years	3,000,000	—
Leasehold improvements	*	3,240	3,240
		7,999,825	250,120
Less: Accumulated depreciation		(146,011)	(43,135)
Total		$7,853,814	$206,985

(*) Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $102,876 and $34,828 for the years ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, research and development fixed assets totaling $1,062,496 were not placed in service and therefore not depreciated during the period.

Note 6. Intangible assets

The Company’s intangible assets consisted of the following:

	Estimated useful life	June 30, 2017	June 30, 2016
Patents	15 years	$135,291	$74,562
Customer relationships	14 years	81,773	—
Less: Accumulated amortization		(12,097)	(4,889)
Subtotal		204,967	69,673
Trademarks	—	1,560	1,560
Intangible assets, net		$206,527	$71,233

The Company recorded amortization expense of $7,208 and $3,339 for the year ended June 30, 2017 and 2016, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

June 30,
2018	$14,811
2019	14,811
2020	14,811
2021	14,811
2022	14,811
Thereafter	130,912
Total	$204,967

Note 7. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at June 30, 2017 and June 30, 2016:

	June 30, 2017	June 30, 2016
Accounts payable	$494,515	$73,400
Accrued salaries and benefits	274,050	21,376
Accrued bonuses	—	126,575
Accrued stock-based compensation	399,157	179,079
Other accrued expenses	168,646	143,216
Totals	$1,336,368	$543,646

Note 8. Derivative Liabilities

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

During the year ended June 30, 2017, the Company amended the existing warrant agreements to eliminate the derivative feature. Upon execution of the revised agreements, a total of 471,697 warrants with a fair value of $2,200,219 were reclassified from liability to equity.

Level 3 Financial Liabilities – Derivative warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of June 30, 2017:

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended June 30, 2017 and 2016:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, July 1, 2015	$205,144
Issuance of derivative warrants	165,719
Change in fair value of derivative warrant liabilities	968,840
Reclassification of Derivative liability to Additional Paid in Capital	(16,974)
Balance, June 30, 2016	$1,322,729
Change in fair value of derivative warrant liabilities	877,490
Reclassification of Derivative liability to Additional Paid in Capital	(2,200,219)
Balance, June 30, 2017	$—

The fair value of the derivative feature of the warrants on the issuance dates, at the balance sheet date and on the date of reclassification to equity were calculated using a binomial option model valued with the following weighted average assumptions:

	April 14, 2016	June 30, 2016	January 19, 2017
Risk free interest rate	1.04%	1.08%	1.01%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	41%	44%	39%
Remaining term (years)	4.15 - 4.19	5.0	3.89 - 4.79

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

During the years ended June 30, 2017 and 2016, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $877,490 and $968,840, respectively, relating to the change in fair value.

Note 9.  Concentrations

For the year ended June 30, 2017, one vendor represented 11% of the Company’s purchases. For the year ended June 30, 2016, two vendors represented 28% and 14% of the Company’s purchases.

Note 10. Stockholders’ Equity

On December 15, 2016, in connection with the Company’s reincorporation from the State of Nevada to the State of Delaware, the Company filed a Certificate of Incorporation with the State of Delaware, which, among other things, reduced the number of authorized shares of capital stock of the Company from 310,000,000 total shares consisting of (a) 300,000,000 shares of Common Stock and (b) 10,000,000 of $0.001 par value “blank check” preferred stock to 50,000,000 total shares consisting of (a) 45,000,000 shares of Common Stock and (b) 5,000,000 shares of “blank check” preferred stock.

As of June 30, 2017 and 2016, there were no shares of preferred stock issued and outstanding.

The Company recorded stock-based compensation expense for the shares issued to consultants that have vested, which is a component of operating expenses in the Consolidated Statement of Operations as follows:

		Stock-Based Compensation

		For the Year Ended
Month of Original Grant	Shares Issued	June 30, 2017	June 30, 2016
December 2015	230,000	$945,189	$342,811
March 2016	60,000	261,214	71,786
August 2016	40,000	147,600	—
January 2017	50,000	194,776	—
	380,000	$1,548,779	$414,597

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

The Company sold a total of 2,142,000 shares of its Common Stock at the 2016-2017 Offering Price, with closings in each of November and December 2016 and January and February 2017, as well as 663,000 shares of Common Stock at the 2017 Offering Price, for aggregate gross proceeds were $16.7 million before deducting commissions and expenses of approximately $1.3 million.

Stock incentive plans

2015 Equity Incentive Plan

On May 22, 2015, the Board of Directors adopted, and on the same date the stockholders approved, the 2015 Equity Incentive Plan (the “2015 Plan”), which reserved a total of 1,200,000 shares of Common Stock for issuance under the 2015 Plan. The 2015 Plan authorized the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants. No additional shares will be issued under the 2015 Plan. Effective December 15, 2016, equity awards are granted under the Company’s 2016 Stock Incentive Plan, which was approved stockholders on the same date.

In addition, the number of shares of our Common Stock subject to the 2016 Plan, any number of shares subject to any numerical limit in the 2016 Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in our outstanding Common Stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Options granted under the 2015 Plan vest as determined by the Company’s board of directors and expire over varying terms, but not more than seven years from the date of grant. In the case of an Incentive Stock Option that is granted to a 10% shareholder on the date of grant, such Option shall not be exercisable after the expiration of five years from the date of grant. Options for 160,000 shares of Common Stock were issued under the 2015 Plan to four non-employee directors in May 2015. No options have been awarded under the 2016 Plan.

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

The following is a summary of the option activity:

	Options	Weighted Average Exercise Price
Outstanding – July 1, 2015	160,000	$1.50
Exercisable – July 1, 2015	—	$—
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding – June 30, 2016	160,000	1.50
Exercisable – June 30, 2016	40,000	1.50
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding – June 30, 2017	160,000	$1.50
Exercisable – June 30, 2017	80,000	$1.50

As of June 30, 2017, the total intrinsic value of options outstanding and exercisable was $1,158,400 and $579,200, respectively. As of June 30, 2017, the Company has $52,800 in unrecognized stock-based compensation expense attributable to the outstanding options, which will be amortized over a period of 2.14 years.

For the years ended June 30, 2017 and 2016, the Company recorded $27,932 and $28,008, respectively, in stock-based compensation related to stock options, which is reflected in the consolidated statements of operations.

Issuance of restricted shares – employees and consultants

Restricted stock awards are considered outstanding at the time of execution by the Company and the recipient of a restricted stock agreement, as the stock award holders are entitled to dividend and voting rights. As of June 30, 2017, the number of shares granted for which the restrictions have not lapsed was 1,352,265 shares.

The Company recognizes the compensation expense for all share-based compensation granted based on the grant date fair value for directors and employees and the reporting period remeasured fair value for consultants. The fair value of the award is recorded as share–based compensation expense over the respective restriction period. Any portion of the grant awarded to consultants, directors, employees, and other service providers as to which the repurchase option has not lapsed is accrued on the Balance Sheet as a component of accounts payable and accrued expenses. As of June 30, 2017 and 2016, the accrued stock-based compensation was $399,157 and $179,079, respectively. The Company has the right to repurchase some or all of such shares in certain circumstances upon termination of the recipient’s service with the Company, for up to 60 months from the date of termination (“repurchase option”). The shares as to which the repurchase option has not lapsed are subject to forfeiture upon termination of consulting and employment relationships.

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

The following is a summary of restricted shares:

Grant Date	Shares Issued	Fair Value (1)	Shares Vested
June 2014	307,876	$1,294,029	121,530
July 2014	32,408	48,612	23,791
August 2014	81,020	326,323	8,102
September 2014	129,633	352,282	13,667
March 2015	72,918	401,717	—
October 2015	293,000	439,500	—
November 2015	36,200	54,300	—
December 2015	300,000	1,393,000	230,000
January 2016	40,000	68,000	—
March 2016	60,000	333,000	60,000
June 2016	118,000	535,809	—
August 2016	351,000	1,489,247	40,000
January 2017	192,000	1,165,122	—
February 2017	110,000	697,500	—
March 2017	20,000	135,000	—
	2,144,055	$8,733,441	497,090

(1)	– The fair value of the restricted stock awards as shown above is based on either the balance sheet date for consultants or grant date for employees.

In relation to the above restricted stock agreements for the year ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense for the shares that have vested of $3,223,398 and $821,617, respectively.

As of June 30, 2017, the Company had $3,966,899 in unrecognized stock-based compensation expense related to the unvested shares.

Note 11. Commitments and contingencies

Employment agreements

On June 15, 2015, the Company entered into a three-year employment agreement with the Chief Executive Officer (“CEO”). After the initial three-year term, the agreement will be automatically renewed for successive one-year periods unless terminated by either party on at least 30 days’ written notice prior to the end of the then-current term. The CEO’s annual base salary is $150,000 and is subject to increase or decrease on each anniversary as determined by the Board of Directors. The CEO is eligible, at the discretion of our Board of Directors, to receive an annual cash bonus of up to 100% of his annual base salary, which may be based on the Company achieving certain operational, financial or other milestones (the “Milestones”) that may be established by the Board of Directors. The CEO is entitled to receive stock options or other equity incentive awards under the 2016 Plan as and when determined by the Board, and is entitled to receive perquisites and other fringe benefits that may be provided to, and is eligible to participate in any other bonus or incentive program established by the Company, for the executives. The CEO and his dependents are also entitled to participate in any of the employee benefit plans subject to the same terms and conditions applicable to other employees. The CEO will be entitled to be reimbursed for all reasonable travel, entertainment and other expenses incurred or paid by him in connection with, or related to, the performance of his duties, responsibilities or services under his employment agreement, in accordance with policies and procedures, and subject to limitations, adopted by us from time to time. In the event that the CEO is terminated by the Company without Cause (as defined in his employment agreement) or he resigns for Good Reason (as defined in his employment agreement) during the term of his employment agreement, the CEO would be entitled to (x) an amount equal to his annual base salary then in effect (payable in accordance with the Company’s normal payroll practices) for a period of 24 months commencing on the effective date of his termination (the “Severance Period”) (in the case of termination by the executive for Good Reason, reduced by any cash remuneration paid to him because of any other employment or self-employment during the Severance Period), and (y) if and to the extent the Milestones are achieved for the annual bonus for the year in which the Severance Period commences (or, in the absence of Milestones, the Board of Directors has, in its sole discretion, otherwise determined an amount of the CEO’s annual bonus for such year), an amount equal to such annual bonus pro-rated for the portion of the performance year completed before the CEO employment terminated, (z) any unvested stock options, restricted stock or similar incentive equity instruments will vest immediately. For the duration of the Severance Period, the CEO will also be eligible to participate in our benefit plans or programs, provided the CEO was participating in such plan or program immediately prior to the date of employment termination, to the extent permitted under the terms of such plan or program (collectively, the “Termination Benefits”). If the CEO’s employment is terminated during the term of his employment agreement by the Company for Cause, by the CEO for any reason other than Good Reason or due to his death, then he will not be entitled to receive the Termination Benefits, and shall only be entitled to the compensation and benefits which shall have accrued as of the date of such termination (other than with respect to certain benefits that may be available to the CEO as a result of a Permanent Disability (as defined in his employment agreement).

On June 15, 2015, the Company also entered into two-year employment agreements with each of the Vice President of Business Development, the Vice President of Operations, and the then Chief Financial Officer. Each of these employment agreements had substantially the same terms as that of the CEO described above. These employment agreements expired on June 15, 2017.

On July 14, 2017, the Board named a new Chief Financial Officer who would also serve as the Company’s Chief Accounting Officer, effective as of the same date.

In connection with the election of the new Chief Financial Officer of the Company, the Company entered into a one-year employment agreement, dated July 14, 2017 (the “Employment Agreement”), with the Chief Financial Officer with essentially the same terms as the Chief Executive Officer employment agreement described above with the exception of the following:

-	Monthly living expenses of $1,600.

-	Target annual bonus each fiscal year equal to 70% of his annual base salary, based on certain Company operation, financial, and other milestones set by the Board and/or its Compensation Committee.

-	A restricted a stock award for 100,000 shares of Common Stock and options for 75,000 shares of Common Stock to be granted during the Company’s next open trading window. The Awards will be granted under the 2016 Plan and will vest 25% on each of the first, second, third, and fourth anniversaries of the grant date, subject to the CFO’s continued employment and the terms and conditions of the 2016 Plan and the applicable award agreements.

The term of the Employment Agreement extends through July 31, 2018, and the Employment Agreement will automatically renew for successive one- year periods unless either party gives at least 30 days written notice of non-renewal to the other party prior to the end of the then applicable term.

Operating leases

The Company leases office space in Huntersville, NC pursuant to a three-year lease agreement. The operating lease provides for annual real estate tax and cost of living increases and contains predetermined increases in the rentals payable during the term of the lease. The aggregate rent expense is recognized on a straight-line basis over the lease term. The total lease rental expense was $56,808 and $55,186 for the years ended June 30, 2017 and 2016, respectively. The future minimum payments under this lease are $40,314.

The Company leases equipment for its Canandaigua, NY facility pursuant to a three-month lease agreement beginning on June 16, 2017. The aggregate rent expense is recognized on a straight-line basis over the lease term. The total lease rental expense was $8,125 and $0 for the years ended June 30, 2017 and 2016, respectively. The future minimum payments under this lease are $44,375. The Company anticipates renewing the lease for another three months and in process of finalizing terms and conditions.

Real Estate Contingent Liability

In connection with the acquisition of the STC-MEMS Business, the Company agreed to pay to Fuller Road Management Corporation a penalty, as set forth below, if the Company sells the property subject to the related Definitive Real Property Purchase Agreement within three (3) years after the date of such agreement for an amount in excess of $1,750,000, subject to certain enumerated exceptions. The penalty imposed shall be equivalent to the amount that the sales price of the property exceeds $1,750,000 up to the maximum penalty (“Maximum Penalty”) defined below:

Maximum Penalty
Year 1	$5,960,000
Year 2	$3,973,333
Year 3	$1,986,667

The fair value of the contingent liability was calculated by an independent third-party appraisal firm, utilizing a present value calculation based on the probability the Company sells the property triggering the contingent penalty and a discount rate of 14.1%. The 14.1% discount rate was derived from a weighted average cost of capital, modified to include the effects of the bargain purchase price. As of June 30, 2017, the balance of the contingent liability was $1,730,542.

Note 12. Related Party Transactions

Consulting Services

AEG Consulting, a firm owned by one of the Company’s Co-Chairmen, received $15,195 and $10,238 for consulting fees for the years ended June 30, 2017 and 2016, respectively.

The Company’s CEO and Vice President of Engineering participated in the closing of the 2016-2017 Offering that occurred on November 25, 2016 where they each purchased 20,000 shares of Common Stock at a price of $5.00 per share. The Company’s Vice-President of Operations also purchased 2,000 shares of Common Stock in the closing at an aggregate purchase price of $10,000. One of the Co-Chairmen of the Company’s Board purchased 200,000 shares of Common Stock at a price of $5.00 per share at an aggregate purchase price of $1,000,000. The brother of the CEO purchased 14,000 shares of Common Stock in the closing at an aggregate purchase price of $70,000.

The Company’s second Co-Chairman participated in the closing of the 2016-2017 Offering that occurred on December 27, 2016 where he purchased 2,000 shares of Common Stock at a price of $5.00 per share for an aggregate purchase price of $10,000. A second brother of the CEO purchased 20,000 shares of Common Stock in the closing at an aggregate purchase price of $100,000.

Inventory Purchase

In March 2016, the Company purchased inventory from Big Red LLC (“Big Red”), a company formed by the CEO, the brother of the Company’s CEO, the Vice President of Operations and one additional party. The transaction for $43,544 was executed so the Company could pursue commercialization of the amplifier inventory purchased. The Company will utilize this inventory and related technology to process and sell the amplifiers. The CEO and Vice President of Operations assigned their interests in Big Red to other parties in March of 2016.

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

Note 13. Income Taxes

The Company had no income tax expense due to operating losses incurred for the years ended June 30, 2017 and 2016.

The provision for/(benefit from) income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for/(benefit from) income taxes. The sources and tax effects of the differences are as follows:

	For the Year Ended June 30, 2017	For the Year Ended June 30, 2016
Income taxes at Federal statutory rate	(34.00)%	(34.00)%
State income taxes, net of Federal income tax benefit	(2.63)%	(2.60)%
Permanent differences	(6.36)%	0.22%
Other	6.49%	—
Change in Valuation Allowance	36.50%	36.09%
State tax rate change	0.00%	0.29%
Income Tax Provision	0.00%	0.00%

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	June 30, 2017	June 30, 2016
Net Operating Loss Carryforwards	$5,352,238	$1,711,488
Share-based compensation	406,498	396,264
Derivative liability	—	315,205
Other	(33,028)	(22,365)
	5,725,708	2,400,592
Valuation Allowance	(5,725,708)	(2,400,592)
Net Deferred Tax Assets	$—	$—

At June 30, 2017, the Company had approximately $14,600,000 of Federal and state NOL carryovers that may be available to offset future taxable income.

The NOL carry overs, if not utilized, will expire in stages beginning 2035.

Based on a history of cumulative losses at the Company and the results of operations for the years ended June 30, 2017 and 2016, the Company determined that it is more likely than not it will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the deferred tax assets is required. The net change in the valuation allowance during the year ended June 30, 2017 was an increase of approximately $3,325,000.

As a result of the reverse merger that occurred on May 22, 2015, the Company’s previous NOL may be significantly limited. The Company has not performed a detailed analysis to determine whether an ownership change under IRC Section 382 or similar rules has occurred. The effect of an ownership change would be the imposition of annual limitation on the use of NOL carryforwards attributable to periods before the change which total approximately $421,000. Any limitation may result in expiration of a portion of the NOL before utilization. The Company recognizes interest and penalties related to uncertain tax positions in selling, general and administrative expenses. The Company has not identified any uncertain tax positions requiring a reserve as of June 30, 2017.

Note 14. Subsequent Events

In July 2017, 9,533 placement agent warrants issued in connection with the 2016-2017 private placement offering, each having a term of five years and an exercise price of $5.00, were exercised.

 EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan of Conversion, dated December 15, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

2.2	Definitive Asset Purchase Agreement dated March 23, 2017 by and between The Research Foundation for the State University of New York and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017)

2.3	Definitive Real Property Purchase Agreement dated March 23, 2017, by and between Fuller Road Management Corporation and the Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017)

3.1	Articles of Conversion of the Company, as filed with the Nevada Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.2	Certificate of Conversion of the Company, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016)

3.3	Certificate of Incorporation, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016)

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016)

10.1.1†	Akoustis, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Transition Report on Form 10-K filed with the SEC on October 31, 2016)

10.1.2†	Form of Restricted Stock Purchase Agreement under the 2014 Stock Plan between the Company (as assignee of Akoustis, Inc.) and each of Steve DenBaars, Mark Boomgarden and Arthur Geiss (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.1.3†	Form of Amendment to Restricted Stock Purchase Agreement under the 2014 Stock Plan between the Company and each of Steve DenBaars and Mark Boomgarden (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2016)

10.2	Joint Development Agreement, dated February 27, 2015, between Akoustis, Inc. and Global Communication Semiconductors, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.3	Foundry Agreement, dated February 27, 2015, between Akoustis, Inc. and Global Communication Semiconductors, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.4	Form of 2015 Placement Agent Warrant for Common Stock of the Company in connection with the Company’s 2015 private placement offering (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.5	Form of 2015 Registration Rights Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.6.1†	Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.6.2†	Form of Stock Option Agreement under the Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.6.3†	Form of Restricted Stock Agreement, under the Akoustis Technologies, Inc. 2015 Equity Incentive Plan, between the Company and each of Mark Boomgarden, Dave Aichele and Cindy Payne (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2016)

10.7†	Employment Agreement between the Company and Jeffrey Shealy dated as of June 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015)

10.8.1†	Employment Agreement between the Company and David M. Aichele dated as of June 15, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015)

10.8.2†	Offer Letter from the Company to David M. Aichele (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2017)

10.9.1†	Employment Agreement between the Company and Mark Boomgarden dated as of June 15, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015)

10.9.2†	Offer Letter from the Company to Mark D. Boomgarden (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2017)

10.10.1†	Employment Agreement between the Company and Cindy C. Payne dated as of June 15, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015)

10.10.2†	Offer Letter from the Company to Cindy C. Payne (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2017)

10.11	Form of 2016 Subscription Agreement between the Company and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2016)

10.12	Form of 2016 Placement Agent Warrant for Common Stock of the Company in connection with the Company’s 2016 private placement offering (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2016)

10.13	Form of 2016 Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2016)

10.14.1	Form of Registration Rights Agreement by and among the Company and the investors in the 2016-2017 Offering (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2016)

10.14.2	Amendment No. 1 to Registration Rights Agreement by and among the Company and the investors in the 2016-2017 Offering (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2016)

10.15	Form of Placement Agent Warrant in the 2016-2017 Offering (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2016)

10.16.1	Form of Subscription Agreement by and among the Company and the investors in the 2016-2017 Offering (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.16.2	Form of Amended Subscription Agreement by and among the Company and the investors in the 2016-2017 Offering (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.17.1	Placement Agent Agreement, dated December 8, 2016, by and between the Company and Katalyst Securities LLC in connection with the 2016-2017 Offering (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.17.2	Amendment to Placement Agent Agreement, dated May 8, 2017, by and between the Company and Katalyst Securities LLC (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-218245) filed with the SEC on May 25, 2017)

10.18.1	Placement Agent Agreement, dated December 12, 2016, by and between the Company and Drexel Hamilton, LLC in connection with the 2016-2017 Offering (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.18.2	Amendment to Placement Agent Agreement by and between the Company and Drexel Hamilton LLC (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-218245) filed with the SEC on May 25, 2017)

10.19	Placement Agent Agreement, dated December 14, 2016, by and between the Company and Joseph Gunnar & Co., LLC in connection with the 2016-2017 Offering (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.20	Placement Agent Agreement, dated December 19, 2016, by and between the Company and Northland Securities, Inc. in connection with the 2016-2017 Offering (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.21	Form of Amended and Restated Placement Agent Warrant for Common Stock of the Company in connection with the Company’s 2015 private placement offering and 2016 private placement offering (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.22.1†	Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

10.22.2†	Form of Restricted Stock Award Agreement under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.22.3†	Revised Form of Restricted Stock Award Agreement under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.23.1	Form of Subscription Agreement by and among the Company and the investors in the 2017 Offering (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-218245) filed with the SEC on May 25, 2017)

10.23.2	Form of Amended Subscription Agreement by and among the Company and the investors in the 2017 Offering (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-218245) filed with the SEC on May 25, 2017)

10.24	Form of Registration Rights Agreement by and among the Company and the investors in the 2017 Offering (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-218245) filed with the SEC on May 25, 2017)

10.25	Form of Placement Agent Warrant in the 2017 Offering (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-218245) filed with the SEC on May 25, 2017)

10.26	Purchase Order for Deposition Tool (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2017)

10.27.1†	Employment Agreement by and between John T. Kurtzweil and the Company, dated July 14, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017)

10.27.2†	Form of Restricted Stock Award Agreement to be entered into by and between John T. Kurtzweil and the Company in connection with Mr. Kurtzweil’s employment (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017)

10.27.3†	Form of Option Agreement to be entered into by and between John T. Kurtzweil and the Company in connection with Mr. Kurtzweil’s employment (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-218245) filed with the SEC on May 25, 2017)

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial and Accounting Officer

101§*	Interactive Data Files of Financial Statements and Notes.

101.ins*	Instant Document

101.sch*	XBRL Taxonomy Schema Document

101.cal*	XBRL Taxonomy Calculation Linkbase Document

101.def*	XBRL Taxonomy Definition Linkbase Document

101.lab*	XBRL Taxonomy Label Linkbase Document

101.pre*	XBRL Taxonomy Presentation Linkbase Document

*       Filed herewith

†       Management contract or compensatory plan or arrangement