Form 10-K/A
period 2017-06-30
Akoustis Technologies, Inc.
filed 2017-09-26
CIK 1584754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Akoustis Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “Original Form 10-K”), filed with the Securities and Exchange Commission (SEC) on September 20, 2017 (the “Original Filing Date”), solely to (1) include the XBRL interactive data files required by Item 601(b)(101) of Regulation S-K, which we understand from our financial printer were inadvertently stripped from the Original Form 10-K when the Original Form 10-K was transmitted to the SEC; and (2) include the consent of our auditor as Exhibit 23.1.

No other changes have been made to the Original Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKOUSTIS TECHNOLOGIES, INC.

Dated: September 26, 2017	By:	/s/ Jeffrey B. Shealy
Jeffrey B. Shealy
President and Chief Executive Officer

 EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan of Conversion, dated December 15, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

2.2	Definitive Asset Purchase Agreement dated March 23, 2017 by and between The Research Foundation for the State University of New York and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017)

2.3	Definitive Real Property Purchase Agreement dated March 23, 2017, by and between Fuller Road Management Corporation and the Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017)

3.1	Articles of Conversion of the Company, as filed with the Nevada Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.2	Certificate of Conversion of the Company, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016)

3.3	Certificate of Incorporation, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016)

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016)

10.1.1†	Akoustis, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Transition Report on Form 10-K filed with the SEC on October 31, 2016)

10.1.2†	Form of Restricted Stock Purchase Agreement under the 2014 Stock Plan between the Company (as assignee of Akoustis, Inc.) and each of Steve DenBaars, Mark Boomgarden and Arthur Geiss (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.1.3†	Form of Amendment to Restricted Stock Purchase Agreement under the 2014 Stock Plan between the Company and each of Steve DenBaars and Mark Boomgarden (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2016)

10.2	Joint Development Agreement, dated February 27, 2015, between Akoustis, Inc. and Global Communication Semiconductors, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.3	Foundry Agreement, dated February 27, 2015, between Akoustis, Inc. and Global Communication Semiconductors, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.4	Form of 2015 Placement Agent Warrant for Common Stock of the Company in connection with the Company’s 2015 private placement offering (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.5	Form of 2015 Registration Rights Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.6.1†	Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.6.2†	Form of Stock Option Agreement under the Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.6.3†	Form of Restricted Stock Agreement, under the Akoustis Technologies, Inc. 2015 Equity Incentive Plan, between the Company and each of Mark Boomgarden, Dave Aichele and Cindy Payne (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2016)

10.7†	Employment Agreement between the Company and Jeffrey Shealy dated as of June 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015)

10.8.1†	Employment Agreement between the Company and David M. Aichele dated as of June 15, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015)

10.8.2†	Offer Letter from the Company to David M. Aichele (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2017)

10.9.1†	Employment Agreement between the Company and Mark Boomgarden dated as of June 15, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015)

10.9.2†	Offer Letter from the Company to Mark D. Boomgarden (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2017)

10.10.1†	Employment Agreement between the Company and Cindy C. Payne dated as of June 15, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015)

10.10.2†	Offer Letter from the Company to Cindy C. Payne (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2017)

10.11	Form of 2016 Subscription Agreement between the Company and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2016)

10.12	Form of 2016 Placement Agent Warrant for Common Stock of the Company in connection with the Company’s 2016 private placement offering (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2016)

10.13	Form of 2016 Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2016)

10.14.1	Form of Registration Rights Agreement by and among the Company and the investors in the 2016-2017 Offering (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2016)

10.14.2	Amendment No. 1 to Registration Rights Agreement by and among the Company and the investors in the 2016-2017 Offering (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2016)

10.15	Form of Placement Agent Warrant in the 2016-2017 Offering (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2016)

10.16.1	Form of Subscription Agreement by and among the Company and the investors in the 2016-2017 Offering (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.16.2	Form of Amended Subscription Agreement by and among the Company and the investors in the 2016-2017 Offering (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.17.1	Placement Agent Agreement, dated December 8, 2016, by and between the Company and Katalyst Securities LLC in connection with the 2016-2017 Offering (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.17.2	Amendment to Placement Agent Agreement, dated May 8, 2017, by and between the Company and Katalyst Securities LLC (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-218245) filed with the SEC on May 25, 2017)

10.18.1	Placement Agent Agreement, dated December 12, 2016, by and between the Company and Drexel Hamilton, LLC in connection with the 2016-2017 Offering (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.18.2	Amendment to Placement Agent Agreement by and between the Company and Drexel Hamilton LLC (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-218245) filed with the SEC on May 25, 2017)

10.19	Placement Agent Agreement, dated December 14, 2016, by and between the Company and Joseph Gunnar & Co., LLC in connection with the 2016-2017 Offering (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.20	Placement Agent Agreement, dated December 19, 2016, by and between the Company and Northland Securities, Inc. in connection with the 2016-2017 Offering (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.21	Form of Amended and Restated Placement Agent Warrant for Common Stock of the Company in connection with the Company’s 2015 private placement offering and 2016 private placement offering (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.22.1†	Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

10.22.2†	Form of Restricted Stock Award Agreement under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.22.3†	Revised Form of Restricted Stock Award Agreement under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.23.1	Form of Subscription Agreement by and among the Company and the investors in the 2017 Offering (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-218245) filed with the SEC on May 25, 2017)

10.23.2	Form of Amended Subscription Agreement by and among the Company and the investors in the 2017 Offering (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-218245) filed with the SEC on May 25, 2017)

10.24	Form of Registration Rights Agreement by and among the Company and the investors in the 2017 Offering (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-218245) filed with the SEC on May 25, 2017)

10.25	Form of Placement Agent Warrant in the 2017 Offering (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-218245) filed with the SEC on May 25, 2017)

10.26	Purchase Order for Deposition Tool (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2017)

10.27.1†	Employment Agreement by and between John T. Kurtzweil and the Company, dated July 14, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017)

10.27.2†	Form of Restricted Stock Award Agreement to be entered into by and between John T. Kurtzweil and the Company in connection with Mr. Kurtzweil’s employment (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017)

10.27.3†	Form of Option Agreement to be entered into by and between John T. Kurtzweil and the Company in connection with Mr. Kurtzweil’s employment (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-218245) filed with the SEC on May 25, 2017)

23.1*	Consent of Marcum LLP

31.1.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer in connection with the Original Form 10-K (incorporated by reference to Exhibit 31.1 to the Original Form 10-K)

31.1.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer in connection with this Amendment

31.2.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer in connection with the Original Form 10-K (incorporated by reference to Exhibit 31.2 to the Original Form 10-K)

31.2.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer in connection with this Amendment

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial and Accounting Officer

101§*	Interactive Data Files of Financial Statements and Notes.

101.ins*	Instant Document

101.sch*	XBRL Taxonomy Schema Document

101.cal*	XBRL Taxonomy Calculation Linkbase Document

101.def*	XBRL Taxonomy Definition Linkbase Document

101.lab*	XBRL Taxonomy Label Linkbase Document

101.pre*	XBRL Taxonomy Presentation Linkbase Document

*       Filed herewith

**     Previously filed with the Original Form 10-K

†       Management contract or compensatory plan or arrangement