Form 10-Q
period 2017-09-30
Akoustis Technologies, Inc.
filed 2017-11-14
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 13, 2017, there were 19,368,308 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

AKOUSTIS TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Akoustis Technologies, Inc.

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2017	2017
	(unaudited)
Assets

Assets:
Cash and cash equivalents	$5,442,036	$9,631,520
Accounts receivable	304,620	—
Inventory	79,282	188,476
Prepaid expenses	198,372	158,457
Deposits	50,319	42,808
Total current assets	6,074,629	10,021,261

Property and equipment, net	10,169,136	7,853,814

Intangibles, net	214,239	206,527

Other assets	181,004	10,715
Total Assets	$16,639,008	$18,092,317

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$3,802,416	$1,336,368
Deferred revenue	36,636	14,500
Total current liabilities	3,839,052	1,350,868

Long-term Liabilities:
Contingent real estate liability	1,730,542	1,730,542
Total long-term liabilities	1,730,542	1,730,542

Total Liabilities	5,569,594	3,081,410

Commitments and contingencies

Stockholders’ Equity
Preferred Stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 19,184,583 and 19,075,050 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	19,185	19,075
Additional paid in capital	32,201,484	31,499,889
Accumulated deficit	(21,151,255)	(16,508,057)
Total Stockholders’ Equity	11,069,414	15,010,907
Total Liabilities and Stockholders’ Equity	$16,639,008	$18,092,317

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended	For the Three Months Ended
	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)

Revenue	$300,940	$—

Cost of revenue	193,229	—

Gross profit	107,711	—

Operating expenses
Research and development	3,004,365	652,576
General and administrative expenses	1,832,622	1,263,243
Total operating expenses	4,836,987	1,915,819

Loss from operations	(4,729,276)	(1,915,819)

Other income (expense)
Interest income	734	90
Rental income	85,344	—
Change in fair value of derivative liabilities	—	(157,216)
Total other income (expense)	86,078	(157,126)

Net loss	$(4,643,198)	$(2,072,945)

Net loss per common share - basic and diluted	$(0.24)	$(0.13)

Weighted average common shares outstanding -basic and diluted	19,167,500	15,701,709

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2017

(unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Stockholders' Equity

Balance, July 1, 2017	19,075,050	$19,075	$31,499,889	$(16,508,057)	$15,010,907

Common stock issued for services	100,000	100	536,895	—	536,995

Common stock issued for exercise of warrants	9,533	10	47,655	—	47,665

Vesting of restricted shares	—	—	117,045	—	117,045

Net loss for the three months ended September 30, 2017	—	—	—	(4,643,198)	(4,643,198)

Balance, September 30, 2017	19,184,583	19,185	32,201,484	(21,151,255)	11,069,414

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended	For the Three Months Ended
	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,643,198)	$(2,072,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	233,310	12,885
Amortization of intangibles	3,915	1,350
Share-based compensation	597,880	704,220
Change in fair value of derivative liabilities	—	157,216
Changes in operating assets and liabilities:
Accounts receivable	(304,620)	—
Inventory	109,194	—
Prepaid expenses	(39,915)	(38,881)
Other current assets	(7,511)	—
Other assets	(170,289)	(120,000)
Accounts payable and accrued expenses	2,522,208	289,036
Deferred revenue	22,136	—
Net Cash Used In Operating Activities	(1,676,890)	(1,067,119)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(2,548,632)	(20,293)
Cash paid for intangibles	(11,627)	(13,724)
Net Cash Used In Investing Activities	(2,560,259)	(34,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	47,665	—
Net Cash Provided By Financing Activities	47,665	—

Net Decrease in Cash	(4,189,484)	(1,101,136)

Cash - Beginning of Period	9,631,520	4,155,444

Cash - End of Period	$5,442,036	$3,054,308

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$—	$—
Interest	$—	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock compensation payable	$60,885	$74,457

See accompanying notes to the condensed consolidated financial statements

AKOUSTIS TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2017

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

Acquisition of Assets

On June 26, 2017, pursuant to a Definitive Asset Purchase Agreement and Definitive Real Property Purchase Agreement (collectively, the “Agreements”) with The Research Foundation for the State University of New York (“RF-SUNY”) and Fuller Road Management Corporation (“FRMC”), an affiliate of RF-SUNY, respectively, the Company completed the acquisition of certain specified assets, including STC-MEMS, a semiconductor wafer-manufacturing operation and microelectromechanical systems (“MEMS”) business with associated wafer-manufacturing tools, as well as the real estate and improvements associated with the facility located in Canandaigua, New York, which is used in the operation of STC-MEMS (the assets and real estate and improvements referred to together herein as the “STC-MEMS Business”), which was created in 2010 by RF-SUNY as an economic development project. The purpose of the initiative was to explore different technology opportunities with the goal of being a vertically integrated provider of foundry services that would offer its customers the capacity, infrastructure and operational capabilities of semiconductor and advanced manufacturing for aerospace, biomedical, communications, defense, and energy markets. Post-acquisition date, the Company also agreed to assume substantially all the on-going obligations of the STC-MEMS Business incurred in the ordinary course of business including with respect to the 29 employees employed by RF-SUNY.

The Company acquired the STC-MEMS Business through its wholly-owned subsidiary, Akoustis Manufacturing New York, Inc., (“Akoustis NY”), a Delaware corporation.

See Note 4 for a detailed description of the transaction.

Note 2. Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2017, the Company had working capital of $2.2 million and an accumulated deficit of $21.2 million. Since inception, the Company has recorded approximately $892,000 and $318,000 of revenue from contract research and government grants and engineering review services, respectively. As of November 13, 2017, the Company had cash and cash equivalents of $4.7 million which the Company believes is sufficient to fund its current operations through December 2017. As a result, the Company will need to obtain additional capital to fund operations past that date. The Company is actively managing and controlling the Company’s cash outflows to mitigate these risks; these matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company had $4.7 million of cash and cash equivalents on hand as of November 13, 2017 to fund its business.

There is no assurance that the Company’s projections and estimates are accurate. The Company’s primary sources of funds for operations since inception have been private placements of equity securities, note financings and grants. The Company needs to obtain additional capital to accomplish its business plan objectives and will continue its efforts to secure additional funds. However, the amount of funds raised, if any, may not be sufficient to enable the Company to attain profitable operations. To the extent that the Company is unsuccessful in obtaining additional financing, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Note 3. Summary of significant accounting policies

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

The accompanying unaudited condensed consolidated financial statements are presented in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the quarter ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018 or any future interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on September 20, 2017 (the “2017 Annual Report”).

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Akoustis, Inc. and Akoustis Manufacturing New York, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revised Prior Period Amounts

The Company identified and recorded an out-of-period adjustment related to stock based compensation that should have been recorded in the year ended June 30, 2017. The adjustment was reflected as a $725,000 increase in additional paid in capital and corresponding increase in accumulated deficit. Tabular summaries of the revisions are presented below:

	Consolidated Balance Sheet June 30, 2017
	Previously Reported	Revisions	Revised Reported
Additional paid in capital	$30,774,885	$725,004	$31,499,889

Accumulated deficit	(15,783,053)	(725,004)	(16,508,057)

	Consolidated Statement of Operations Year ended June 30, 2017
	Previously Reported	Revisions	Revised Reported
Net loss	$(9,108,240)	$(725,004)	$(9,833,244)

Net loss per ordinary share:
Basic	$(0.54)	$(0.04)	$(0.58)

The Company analyzed the revisions under SEC staff guidance (Staff Accounting Bulletin 108) and determined that the revisions are immaterial on a quantitative and qualitative basis and that it is probable that the judgment of a reasonable person relying upon the financial statements would not have been changed or influenced by the inclusion or correction of the items in the year ended June 30, 2017. Therefore, amendment of the previously filed annual report on Form 10-K is not considered necessary. However, if the adjustments to correct the errors were recorded in the first quarter of 2018, the Company believes the impact would have been significant to the first quarter and would impact comparisons to prior periods. The Company has also revised in this current Form 10-Q filing the previously reported annual consolidated balance sheet as of June 30, 2017 on Form 10-K for these amounts. The Company will revise comparative prior period amounts prospectively.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 3-Summary of Significant Accounting Policies in the 2017 Annual Report. Since the date of the 2017 Annual Report, there have been no material changes to the Company’s significant accounting policies. The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the accompanying notes thereto. These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, deferred taxes and related valuation allowances, contingent real estate liability and the fair values of long lived assets. Actual results could differ from the estimates.

Accounts Receivable

Trade accounts receivable are stated net of allowances for doubtful accounts. Management estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible, customer payment history and any other customer-specific information that may impact ability to collect the receivable. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. There was no allowance for doubtful accounts at September 30, 2017.

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three months ended September 30, 2017 and 2016 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Options	675,000	160,000
Warrants	602,632	471,697
Totals	1,277,632	631,697

Shares Outstanding

Shares outstanding include shares of restricted stock with respect to which restrictions have not lapsed. Restricted stock included in reportable shares outstanding was 1,566,078 shares and 1,834,055 shares as of September 30, 2017 and 2016, respectively. Shares of restricted stock are included in the calculation of weighted average shares outstanding.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation. The reclassifications did not have an impact on net loss as previously reported.

Recently Issued Accounting Pronouncements

In September 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The new standard, among other things, provides additional implementation guidance with respect to Accounting Standards Codification (ASC) Topic 606 and ASC Topic 842. ASU 2017-03 is effective for annual and interim fiscal reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard, but does not expect it to have a material impact on its implementation strategies or its consolidated financial statements upon adoption.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed consolidated financial statements.

Note 4. Acquisition of the STC-MEMS Business

On March 23, 2017, the Company entered into the Agreements with RF-SUNY, a New York State education corporation, on behalf of The State University of New York Polytechnic Institute, and FRMC, an affiliate of RF-SUNY to acquire the STC- MEMS Business. The acquisition will allow the Company to internalize manufacturing, increase capacity and control its wafer supply chain for single crystal bulk acoustic wave (“BAW”) radio frequency (“RF”) filters. Akoustis will utilize the NY facility to consolidate all aspects of wafer manufacturing for its high-band RF filters.

The STC-MEM’s Business was created in 2010 by RF-SUNY to form a vertically integrated “one-stop-shop” in smart system and smart-device innovation and manufacturing. The facility was designed to provide its customers the capacity, infrastructure and operational capabilities in all areas of semiconductor and advanced manufacturing, while covering a diverse number of markets including aerospace, biomedical, communications, defense, and energy. Located in Canandaigua, New York, just outside of Rochester, the STC-MEMS facility includes certified cleanroom manufacturing, advanced test and metrology, as well as a MEMS and optoelectronic packaging facility.

The Company acquired the STC-MEMS Business through Akoustis NY. Post-acquisition date, the Company also agreed to assume substantially all the on-going obligations of the STC-MEMS Business incurred in the ordinary course of business, including with respect to the 29 employees employed by RF-SUNY. The acquisition closed on June 26, 2017.

The purchase price paid for the transaction was an aggregate of approximately $4.58 million consisting of (i) $2.75 million in cash consideration, (ii) $96,000 in inventory, and (iii) a contingent real estate liability of approximately $1.73 million.

The following presents the unaudited pro-forma combined results of operations of the Company with the STC-MEMS Business as if the entities were combined on July 1, 2016.

For the Three Months Ended September 30,
2016
Revenues, net	$470,812
Net loss allocable to common shareholders	$(3,174,868)
Net loss per share	$(0.20)
Weighted average number of shares outstanding	15,701,709

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of July 1, 2016 or to project potential operating results as of any future date or for any future periods.

The Company consolidated STC-MEMS as of the closing date of the agreement, and the results of operations of the Company include that of Akoustis NY. The Company recognized revenues attributable to Akoustis NY of $298,000 and recognized net losses of $1.8 million during the period July 1, 2017 through September 30, 2017, driven by wages and fringe benefits of $1.0 million and facilities expense of $715,000.

Note 5. Property and equipment

Property and equipment consisted of the following:

	Estimated Useful Life	September 30, 2017	June 30, 2017
Land	n/a	$1,000,000	$1,000,000
Research and development equipment	3 - 10 years	4,374,409	1,851,427
Computer equipment	5 years	21,933	16,783
Furniture and fixtures	5 - 10 years	3,725	3,725
STC-MEMS equipment	3 - 5 years	2,124,650	2,124,650
Building	11 years	3,020,500	3,000,000
Leasehold improvements	*	3,240	3,240
		10,548,457	7,999,825
Less: Accumulated depreciation		(379,321)	(146,011)
Total		$10,169,136	$7,853,814

(*) Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $233,310 and $12,885 for the three months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, research and development fixed assets totaling $3,585,478 were not placed in service and therefore not depreciated during the period.

Note 6. Intangible assets

The Company’s intangible assets consisted of the following:

	Estimated useful life	September 30, 2017	June 30, 2017
Patents	15 years	$146,918	$135,291
Customer relationships	14 years	81,773	81,773
Less: Accumulated amortization		(16,012)	(12,097)
Subtotal		212,679	204,967
Trademarks		1,560	1,560
Intangible assets, net		$214,239	$206,527

The Company recorded amortization expense of $3,915 and $1,350 for the three months ended September 30, 2017 and 2016, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

September 30,
2018	$15,586
2019	15,586
2020	15,586
2021	15,586
2022	15,586
Thereafter	134,749
$212,679

Note 7. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2017 and June 30, 2017:

	September 30, 2017	June 30, 2017
Accounts payable	$1,612,826	$494,515
Accrued salaries and benefits	272,560	274,050
Accrued bonuses	119,962	—
Accrued stock-based compensation	342,997	399,157
Accrued capital expenditures	813,678	—
Other accrued expenses	640,393	168,646
Totals	$3,802,416	$1,336,368

Note 8. Derivative Liabilities

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

During the year ended June 30, 2017, the Company amended the warrant agreements to eliminate the derivative feature. Upon execution of the revised agreements, a total of 471,697 warrants with a fair value of $2,200,219 were reclassified from liability to equity.

As of September 30, 2017 and June 30, 2017, the derivative liabilities related to these warrants was $0.

During the three months ended September 30, 2017 and 2016, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $0 and $157,216, respectively, relating to the change in fair value.

Note 9. Concentrations

For the three months ended September 30, 2017, no vendors represented greater than 10% of the Company’s purchases. For the three months ended September 30, 2016, two vendors represented 28% and 14% of the Company’s purchases.

Note 10. Stockholders’ Equity

Stock incentive plans

On September 27, 2017, the Company granted 515,000 options to employees and directors. The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Expected term (years)	6.25
Risk-free interest rate	1.72%
Volatility	88%
Dividend yield	0%

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

Volatility: The Company calculates the expected volatility of the stock price was estimated using the historical volatilities of the Company’s common stock traded on the NASDAQ exchange.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

The following is a summary of the option activity:

	Options	Weighted Average Exercise Price
Outstanding - June 30, 2017	160,000	$1.50
Exercisable - June 30, 2017	80,000	$1.50
Granted	515,000	7.12
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding - September 30, 2017	675,000	$5.79
Exercisable - September 30, 2017	80,000	$1.50

As of September 30, 2017, the total intrinsic value of options outstanding and exercisable was $803,200 and $401,600, respectively. As of September 30, 2017, the Company has approximately $2.6 million in unrecognized stock-based compensation expense attributable to the outstanding options, which will be amortized over a period of 3.43 years.

For the three months ended September 30, 2017 and 2016, the Company recorded $18,663 and $7,040, respectively, in stock-based compensation related to stock options, which is reflected in the condensed consolidated statements of operations.

Issuance of restricted shares - employees and consultants

Restricted stock awards are considered outstanding at the time of execution by the Company and the recipient of a restricted stock agreement, as the stock award holders are entitled to dividend and voting rights. As of September 30, 2017, the number of shares granted for which the restrictions have not lapsed was 1,271,378 shares.

The Company recognizes the compensation expense for all share-based compensation granted based on the grant date fair value for directors and employees and the reporting period remeasured fair value for consultants. The fair value of the award is recorded as share-based compensation expense over the respective restriction period. Any portion of the grant awarded to consultants, directors, employees, and other service providers as to which the repurchase option has not lapsed is accrued on the Balance Sheet as a component of accounts payable and accrued expenses. As of September 30, 2017 and June 30, 2017, the accrued stock-based compensation was $342,997 and $399,157, respectively. The Company has the right to repurchase some or all of such shares in certain circumstances upon termination of the recipient’s service with the Company, for up to 60 months from the date of termination (“repurchase option”). The shares as to which the repurchase option has not lapsed are subject to forfeiture upon certain terminations of consulting and employment relationships.

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

The following is a summary of restricted shares:

Grant Date	Shares Issued	Fair Value (1)	Shares Vested
June 2014	307,876	$389,568	121,530
July 2014	32,408	48,612	36,956
August 2014	81,020	153,348	24,306
September 2014	129,633	180,874	15,185
March 2015	72,918	243,713	—
October 2015	293,000	411,000	—
November 2015	36,200	42,150	—
December 2015	300,000	105,000	230,000
January 2016	40,000	68,000	—
March 2016	60,000	—	60,000
June 2016	118,000	512,990	—
August 2016	351,000	1,179,274	40,000
January 2017	192,000	973,675	50,000
February 2017	110,000	697,500	—
March 2017	20,000	—	—
July 2017	100,000	745,000	—
	2,244,055	$5,750,704	577,977

(1)	The fair value of the restricted stock awards as shown above is based on either the balance sheet date for consultants or grant date for employees.

In relation to the above restricted stock agreements for the three months ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense for the shares that have vested of $518,332 and $697,180, respectively.

As of September 30, 2017, the Company had approximately $3.3 million in unrecognized stock-based compensation expense related to the unvested shares.

Note 11. Commitments

Operating leases

The Company leases office space in Huntersville, NC pursuant to a three-year lease agreement. The operating lease provides for annual real estate tax and cost of living increases and contains predetermined increases in the rentals payable during the term of the lease. The aggregate rent expense is recognized on a straight-line basis over the lease term. The total lease rental expense was $17,107 and $14,202 for the three months ended September 30, 2017 and 2016, respectively.

The Company leases equipment for its Canandaigua, NY facility pursuant to a three-month lease agreement beginning on June 16, 2017. The aggregate rent expense is recognized on a straight-line basis over the lease term. The total lease rental expense was $35,000 and $0 for the three months ended September 30, 2017 and 2016, respectively. The Company is currently leasing the equipment on a month to month basis and is in process of negotiating terms and conditions to renew the lease.

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

The fair value of the contingent liability was calculated by an independent third-party appraisal firm, utilizing a present value calculation based on the probability the Company sells the property triggering the contingent penalty and a discount rate of 14.1%. The 14.1% discount rate was derived from a weighted average cost of capital, modified to include the effects of the bargain purchase price. As of September 30, 2017 and June 30, 2017, the fair value of the contingent liability was $1,730,542.

Note 12. Related Party Transactions

Consulting Services

AEG Consulting, a firm owned by one of the Company’s Co-Chairmen of the Company’s Board of Directors received $5,475 and $4,050 for consulting fees for the three months ended September 30, 2017 and 2016, respectively. On September 27, 2017 the Company granted a Co-Chairman restricted stock units for 5,000 shares and stock options to purchase 10,000 shares of the Company’s common stock for consulting services provided by AEG Consulting. Both awards vest 25% on each of the first four anniversaries of the grant date. The options carry an exercise price of $7.12 and have an expiration period of 7 years.

On September 27, 2017 the Company granted a restricted stock award of 11,000 shares of the Company’s common stock to a certain director for board advisory services provided from January 2017 to June 2017, prior to the director’s appointment to the Board of Directors on July 14, 2017. The award vests 25% on each of the first four anniversaries of the grant date.

Note 13. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company operates in two segments, Foundry Fabrication Services and RF Filters.

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three months ended September 30, 2017 and 2016 are as follows:

	Foundry Fabrication Services	RF Filters	Total

Three months ended September 30, 2017
Revenue	$297,900	$3,040	$300,940
Cost of revenue	193,029	200	193,229
Gross margin	104,871	2,840	107,711
Research and development	—	3,004,365	3,004,365
General and administrative	—	1,832,622	1,832,622
Loss from Operations	$104,871	$(4,834,147)	$(4,729,276)

Three months ended September 30, 2016
Revenue	$—	$—	$—
Cost of revenue	—	—	—
Gross margin	—	—	—
Research and development	—	652,576	652,576
General and administrative	—	1,263,243	1,263,243
Loss from Operations	$—	$(1,915,819)	$(1,915,819)

As of September 30, 2017
Accounts receivable	$301,580	$3,040	$304,620
As of June 30, 2017
Accounts receivable	$—	$—	$—

Note 14. Subsequent Events

In October 2017, the Company granted restricted stock units totaling 301,000 shares of the Company’s common stock to employees at its New York Fabrication facility. The awards vest 50% on the second anniversary of the grant date and 25% on the each of the third and fourth anniversaries.

The Company received subscription agreements for a private placement offering for the sale of shares of its common stock for a per share price of $5.50 per share. As of November 14, 2017, the Company has closed on the sale of shares for total proceeds of approximately $950,000 of the total $1.0 million. There were no fees or warrants associated with this closing. The proceeds of the offering will be used to fund development and commercialization of the Company’s technology, capital expenditures and general corporate expenditures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

References in this report to “Akoustis,” the “Company,” “we,” “us,” and “our” refer to Akoustis Technologies, Inc. and its consolidated subsidiaries, Akoustis, Inc. and Akoustis Manufacturing New York, Inc., each of which are Delaware corporations.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that relate to our plans, objectives, estimates, and goals. Any and all statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of commercially viable radio frequency (RF) filters, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in this management’s discussion and analysis of financial condition or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and (iv) the assumptions underlying or relating to any statement described in (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which are beyond our control. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our ability to continue as a going concern; our inability to obtain adequate financing; our limited operating history; our inability to generate revenues or achieve profitability; the results of our research and development (R&D) activities; our inability to achieve acceptance of our products in the market; general economic conditions, including upturns and downturns in the industry; our limited number of patents; failure to obtain, maintain, and enforce our intellectual property rights; our inability to attract and retain qualified personnel; our reliance on third parties to complete certain processes in connection with the manufacture of our products; product quality and defects; existing or increased competition; our ability to market and sell our products; our inability to successfully integrate our New York wafer fabrication facility and related operations into our business; our failure to innovate or adapt to new or emerging technologies; our failure to comply with regulatory requirements; results of any arbitration or litigation that may arise; stock volatility and illiquidity; our failure to implement our business plans or strategies; our failure to remediate the material weakness in our internal control over financial reporting; and our failure to maintain the Trusted Foundry accreditation of our New York wafer fabrication facility.

These and other risks and uncertainties, which are described in more detail in our Annual Report on Form 10-K, filed with the SEC on September 20, 2017 (the “Annual Report on Form 10-K”), could cause our actual results to differ materially from those expressed or implied by the forward-looking statements in this report. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them. Except as may be required by law, we do not undertake any obligation to update the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

Overview

Akoustis is an early-stage company focused on developing, designing, and manufacturing innovative RF filter products for the mobile wireless device industry, including for products such as smartphones and tablets, cellular infrastructure equipment, and WiFi premise equipment. Located between the device’s antenna and its digital backend, the RF front-end (RFFE) is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. To construct the resonators that are the building blocks for the RF filter, we have developed a fundamentally new single-crystal acoustic materials and device technology that we refer to as BulkONE®. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RFFE.

We believe owning the core resonator technology and manufacturing our designs is the most direct and effective means of delivering our solutions to the market. Furthermore, our technology is based upon bulk-mode resonance, which is superior to surface-mode resonance for high-band applications and emerging 4G/LTE and WiFi frequency bands. While our target customers utilize or make the RFFE module, several customers lack access to critical high-band technology to compete in high-band applications and other traditional surface-mode solutions where higher power performance is required. We intend to design, manufacture, and market our RF filter products to multiple mobile phone original equipment manufacturers (OEMs), cellular infrastructure, and WiFi router customers and to enable broader competition among the front-end module manufacturers. We plan to operate as a “pure-play” RF filter supplier and align with the front-end module manufacturers who seek to acquire high performance filters to grow their module business.

We have built prototype resonators using our proprietary single-crystal materials. We are currently optimizing our BulkONE® technology in our 120,000-square foot wafer-manufacturing plant located in Canandaigua, New York, which we acquired in June 2017. We leverage both federal and state level, non-dilutive R&D grants to support development and commercialization of our technology. We are developing resonators for 4G/LTE, emerging 5G, and WiFi bands and the associated proprietary models and design kits required to design our RF filters. Once we have stabilized the wafer process technology, we plan to engage with strategic customers to evaluate first our resonators and then our filter prototypes. Our initial designs will target high-band 4G/LTE, emerging 5G, and WiFi frequency bands. Since Akoustis owns its core technology and controls access to its intellectual property, we expect to offer several ways to engage with potential customers. First, we could engage with the mobile wireless market, providing filters that we design and offer as a standard catalog component to multiple customers. Second, we could start with a customer-supplied filter specification, which we design and fabricate for a specific customer. Finally, we could offer our models and design kits for our customers to design their own filter into our proprietary technology.

We have earned minimal revenue from operations since inception, and we have funded our operations primarily with contract research and government grants, sales of our equity securities, and debt. We have incurred losses totaling approximately $21.2 million from inception through September 30, 2017. These losses are primarily the result of material and material processing costs associated with developing and commercializing our technology, as well as personnel costs, professional fees (primarily accounting and legal), and other general and administrative expenses. We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid-state device technology development and engineering of catalog and custom filter designs.

Plan of Operation

We plan to commercialize our technology by designing and manufacturing single-band and multi-band BAW RF filter solutions in our New York wafer fabrication facility. We expect our filter solutions will address problems (such as loss, bandwidth, power handling, and isolation) created by the growing number of frequency bands in the RFFE of mobile devices to support 4G/LTE, emerging 5G, and WiFi. We have prototyped our first single-band low-loss BAW filter designs for 4G/LTE frequency bands, which are dominated by competitive BAW solutions and historically cannot be addressed with low-band, lower power handling surface acoustic wave (SAW) technology. During the second half of calendar 2017 we have sampled filter product prototypes to prospective customers that cover LTE-Band 41, Radar and 5GHz WiFi applications. As we receive customer evaluations, we will do further iterations on the designs and provide next generation samples for evaluation and characterization.

In order to succeed, we must convince mobile phone OEMs, RFFE module manufacturers, cellular infrastructure OEMs, and WiFi router OEMs to use our BulkONE® technology in their systems and modules. However, since there are only two dominant BAW filter suppliers in the industry that have high-band technology, and both utilize such technology as a competitive advantage at the module level, we expect customers that lack access to high-band filter technology will be open to engage with our pure-play filter company.

Once we complete customer validation of our technology, we expect to complete qualification of our BulkONE® process technology in the in the first half of calendar 2018 to support a product family of 4G/LTE filter solutions. Once we have stabilized our process technology in a manufacturing environment, we will complete a production release of our high-band filter products in the frequency range from 2.5 GHz to 6.0GHz. The target frequency bands will be prioritized based upon customer priority. We expect this will require recruiting and hiring additional personnel and capital investments.

We plan to pursue filter design and R&D development agreements and potentially joint ventures with target customers and other strategic partners. These types of arrangements may subsidize technology development costs and qualification, filter design costs, and offer complementary technology and market intelligence and other avenues to revenue. However, we intend to retain ownership of our core technology, intellectual property, designs, and related improvements. We expect to pursue development of catalog designs for multiple customers and to offer such catalog products in multiple sales channels.

As of November 13, 2017, the Company had $4.7 million of cash and cash equivalents to fund our operations, including research and product development, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. These funds are expected to be sufficient to fund our operations through December 2017. However, there is no assurance that the Company’s projections and estimates are accurate. Our anticipated expenses include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities (including travel and administration), costs associated with the integration and operation of our New York wafer fabrication facility and related operations, legal expenses, sales and marketing costs, general and administrative expenses, and other costs associated with an early stage, public technology company. We anticipate increasing the number of employees by approximately 15 to 20 employees in the next 12 months; however, this is highly dependent on the nature of our development efforts, our success in commercialization, and our ability to source additional funds. We anticipate adding employees for R&D in both our New York and North Carolina facilities, as well as accounting and general and administrative functions, to support our efforts. We expect capital expenditures to be approximately $5.25 million for the purchase of equipment and software during the next 12 months, and we are currently investigating the feasibility of using debt facilities, equipment leases, or government grants to fund all or part of the purchase of the equipment.

The amounts we actually spend for any specific purpose may vary significantly and will depend on a number of factors, including, but not limited to, the pace of progress of our commercialization and development efforts, actual needs with respect to product testing, R&D, market conditions, changes in or revisions to our marketing strategies, and the integration of our New York wafer fabrication facility and related operations into our business.

Commercial development of new technology, by its nature, is unpredictable. Although we will undertake development efforts with commercially reasonable diligence, there can be no assurance that our current cash position will be sufficient to enable us to commercialize our technology to the extent needed to create future sales to sustain operations. If our current cash is insufficient for these purposes, the Company is unable to source additional funds on terms acceptable to the Company (or at all), or the Company experiences costs in excess of estimates to continue its R&D plan, it is possible that the Company would not have sufficient resources to continue as a going concern and the Company may be required to curtail or suspend its operations. Even if we are able to source sufficient funds to continue as a going concern, our technology may not be accepted, we may never earn revenues sufficient to support our operations, and we may never be profitable.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K.

Results of Operations

Three Months Ended September 30, 2017 and 2016

Revenue

The Company recorded revenue of $301,000 during the three months ended September 30, 2017, of which $298,000 was revenue for foundry services provided at our New York facility, acquired on June 26, 2017. The Company did not record any revenue in the comparative three-month period ended September 30, 2016.

Cost of Revenue

The Company recorded cost of revenue of $193,000 for the quarter ended September 30, 2017 which included direct labor, direct materials and facility costs associated with the foundry services revenue. The Company did not record any revenues or associated cost of revenue for the comparative three-month period of 2016.

Operating Expenses

Total operating expenses for the three-month period ended September 30, 2017 were $4.8 million and included research and development (“R&D”) expenses of $3.0 million and general and administrative (“G&A”) expenses of $1.8 million. Total operating expenses for the three-month period ended September 30, 2016 were $1.9 million and included R&D expenses of $0.7 million and G&A expenses of $1.3 million.

Research and Development Expenses

R&D expenses of $3.0 million were comprised primarily of salaries and wages for R&D personnel of $1.3 million, stock-based compensation of $282,000, material and third-party processing costs of $587,000, facility costs of $704,000 and depreciation of $158,000. R&D expense in the comparative three-month period ended September 30, 2016, was $653,000. The period over period increase was $2.7 million or 356%. The higher spend was due to the increase in salaries and wages for the assumed R&D personnel in our recently acquired NY fabrication facility as well as incremental R&D hires made since the closing of the acquisition. In addition, we saw an increase of $86,000 or 44% in stock-based compensation associated with R&D personnel due to restricted stock grants made to personnel hired since September 30, 2016 and additional issuances to personnel on the payroll as of September 30, 2016. There was no additional stock-based compensation expense recorded in the quarter for the NY personnel. Material and third-party material processing costs increased over the comparative quarter by $416,000 or 243% as the result of the ramp up of development activities, primarily in our NY facility. Facility costs of $704,000 compared to $0 in the comparative quarter, were associated with the NY facility acquired in June 2017 and include utilities of $389,000, repair and maintenance costs of $197,000, and supplies and parts $113,000. Depreciation expense of $158,000 was higher over the comparative period by $146,000 or 1230% mainly due to higher deprecation recorded for assets included in the NY facility acquisition.

General and Administrative Expense

G&A expenses were $1.8 million for the quarter as compared to $1.3 million for the three months ended September 30, 2016, an increase of $575,000 or 46%. G&A expense for the quarter was comprised primarily of salary and wages of $404,000, stock-based compensation of $316,000, professional fees (primarily legal and accounting) of $520,000, and travel of $109,000. We recorded an increase of $74,000 or 22% in salaries and wages due to the onboarding of new administrative personnel since September 30, 2016. Stock-based compensation of $316,000 decreased from the comparative period by $192,000 or 38% because the three months ended September 30, 2016 included stock-based compensation of $213,000 for investor relations services. Professional fees increased by $253,000 or 95% mainly for accounting fees due to costs associated the valuation of the NY fabrication facility and the fees for the review and audit of the associated filings. Travel expense for G&A personnel increased by $85,000 or 363% due to increased travel to the NY facility for transition activities, as well as increased travel associated with investor conferences and customer outreach.

Net Loss

The Company recorded a net loss in the quarter of $4.6 million versus a net loss of $2.1 million in the comparative three months ended September 30, 2016. The primary drivers of the additional loss of $2.6 million were higher personnel cost in the NY facility acquired on June 26, 2017 (higher by $1.1 million), higher material and material processing costs and facility costs of $416,000 and $704,000, respectively, both mainly due to the ramp up of R&D activities and the acquisition of our NY facility in June 2017.

Liquidity and Capital Resources

Since inception the Company has recorded $1.2 million in revenue, mainly from government grants (approximately $892,000) and minimal revenue from operations from sale of product or foundry services. Our operations thus far have been funded with capital contributions, private placements of stock, grants and debt.

The Company estimates the $4.7 million of cash on hand as of November 13, 2017 will fund its operations, including current capital expense commitments through December 2017. As a result, we will need to obtain additional capital through the sale of additional equity securities, debt and additional grants, or otherwise, to fund operations past that date. There is no assurance that the Company’s projections and estimates are accurate. Although the Company is actively managing and controlling the Company’s cash outflows to mitigate these risks, these matters raise substantial doubt about the Company’s ability to continue as a going concern.

Balance Sheet and Working Capital

September 30, 2017 compared to June 30, 2017

As of September 30, 2017, the Company had current assets of $6.1 million made up primarily of cash on hand of $5.4 million, accounts receivable of $305,000 and prepaid expenses of $198,000. Current assets as of the end of the prior quarter were $10.0 million. The quarter over quarter decrease in current assets of $3.9 million was due to a $4.2 million decrease in cash on hand, which was partially offset by an increase in accounts receivable of $305,000.

Property, plant and equipment was $10.2 million as of September 30, 2017 as compared to $7.9 million as of June 30, 2017. The $2.3 million increase is due to the purchase of R&D equipment for the NY facility.

Other assets, primarily intangibles and deposits, were $395,000 as of September 30, 2017 compared to $217,000 as of June 30, 2017. The increase is primarily attributable to a deposit on equipment as of September 30, 2017.

Total assets as of September 30, 2017 were $16.6 million as compared $18.1 million at June 30, 2017.

Current liabilities as of September 30, 2017 were $3.8 million and increased by $2.5 million compared to $1.4 million as of June 30, 2017. The increase was mainly in accounts payable and accrued expenses ($2.4 million) due to accruals recorded for fixed assets in process.

Long-term liabilities totaled $1.7 million as of September 30, 2017 and June 30, 2017 and represent the long-term contingent real estate liability associated with the acquisition of the STC-MEMS Business that closed on June 26, 2017.

Stockholders’ equity was $11.1 million as of September 30, 2017, compared to $15.0 million as of June 30, 2017. The decrease of $3.9 million was due to the $4.6 million net loss recorded for the quarter offset by a $702,000 million increase in additional paid-in-capital primarily due to the recording of stock-based compensation.

Working capital as of September 30, 2017 was $2.2 million, compared to $8.7 million as of June 30, 2017. The primary use of cash was to fund operations as well as invest in additional R&D equipment.

Cash Flow Analysis

Operating activities used cash of $1.7 million for the three months ended September 30, 2017 compared to $1.1 million for the 2016 comparative three-month period. The $600,000 increase in cash used was attributable to higher operating expenses of $3.0 million associated with the ramp up of development and commercialization activities and the increased costs associated with the New York facility acquired in June 2017. This was partially offset by an increase of accounts payable and accrued expenses of $2.2 million and higher period over period depreciation expense of $220,000.

Investing activities used cash of $2.6 million for the three months ended September 30, 2017 compared to $34,000 for the comparative period. The increase was due to investments in fixed assets for our NY facility to enhance our development and commercialization efforts.

Financing activities provided cash of $48,000 compared to $0 in the comparative period due to cash from the exercise of broker warrants during the three-months ended September 30, 2017.

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

We conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to (i the material weakness in our internal control over financial reporting described in Part II, Item 9A of our Annual Report on Form 10-K, which material weakness relates to our acquisition accounting and reporting practices in connection with the acquisition of our New York wafer fabrication facility and related operations; and (ii) a material weakness in the design of our internal controls related to our accounting for and reporting of stock-based compensation.

Remediation Plan

We cannot yet estimate when the material weakness in our internal control over financial reporting will be fully remediated. In order to remediate the material weakness, we intend to take the following actions to improve the overall process of our acquisition and stock-based compensation accounting and reporting practices:

●	Increase the size and capabilities of our accounting department to provide further support to our finance and accounting teams.

●	Provide additional training to employees in the accounting department to increase the department’s capabilities and strengthen their understanding of our accounting and internal control policies and procedures;

●	Place less reliance on external consultants; and Excel Spreadsheets; and

●	Perform additional internal review processes, including enhancing our Internal Audit programs, in the compilation and reporting of financial statements.

Since the filing of our Annual Report on Form 10-K, we have hired two additional individuals into the finance and accounting team and continue to recruit other qualified candidates.

Changes in Internal Control over Financial Reporting

Other than as set forth above in this Item 4, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.1

Unvested restricted stock awards granted under the Akoustis, Inc. 2014 Stock Plan (the “2014 Plan”) and the Akoustis Technologies, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) are subject to repurchase options upon certain terminations of the respective recipient’s service with the Company. Under the terms of the respective award agreements, repurchases will generally be made for no value or for par value. In connection with the resignations of two employees, the Company delivered notices to them in September 28, 2017, respectively, that the Company would repurchase an aggregate 58,152 shares of restricted stock from them pursuant to the terms of their respective award agreements. We expect to complete these repurchases during the second quarter of fiscal 2018.

As of September 30, 2017, approximately 195,873 shares and 771,075 shares remain subject to repurchase options under the 2014 Plan and the 2015 Plan, respectively. The repurchase options expire as the restricted shares vest and generally extend through August 2020.

The Company did not sell any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits in the Exhibit Index below are filed or furnished, as applicable, as part of this report.

EXHIBIT INDEX

Exhibit Number	Description

10.1†*	Amendment No. 1 to the Employment Agreement between the Company and Jeffrey Shealy, effective as of September 6, 2017

10.2†*	Declaration of Amendment to the Akoustis, Inc. 2014 Stock Plan

10.3†*	Declaration of Amendment to the Akoustis Technologies, Inc. 2015 Equity Incentive Plan

10.4†*	Form of Nonqualified Stock Option Agreement for Employees under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan

10.5†*	Form of Restricted Stock Unit Agreement for Employees under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan

10.6†*	Summary of Akoustis Technologies, Inc. Director Compensation Program, effective October 3, 2017

10.7†*	Form of Nonqualified Stock Option Agreement for Directors under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan

10.8†*	Form of Restricted Stock Unit Agreement for Directors under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan

10.9†*	Restricted Stock Award Agreement under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan by and between Akoustis Technologies, Inc. and John T. Kurtzweil, entered into in connection with Mr. Kurtzweil’s employment

10.10†*	Stock Option Agreement under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan by and between Akoustis Technologies, Inc. and John T. Kurtzweil, entered into in connection with Mr. Kurtzweil’s employment

10.11†	Separation Agreement and General Release, dated as of September 25, 2017, by and between Akoustis Technologies, Inc. and Mark D. Boomgarden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2017 (SEC File No. 001-38029))

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101*	Interactive Data Files of Financial Statements and Notes

101.INS*	Instant Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith

† Management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2017	Akoustis Technologies, Inc.

	By:	/s/ John T. Kurtzweil
John T. Kurtzweil
Chief Financial Officer
(Principal Financial and Accounting Officer)