Form 10-Q
period 2017-12-31
Akoustis Technologies, Inc.
filed 2018-02-14
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-38029

AKOUSTIS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1229046
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9805 Northcross Center Court, Suite A

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

As of February 1, 2018, there were 22,320,700 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

AKOUSTIS TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED December 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Akoustis Technologies, Inc.

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2017	2017
	(unaudited)
Assets

Assets:
Cash and cash equivalents	$11,698,531	$9,631,520
Accounts receivable	298,797	—
Inventory	74,979	188,476
Prepaid expenses	182,307	158,457
Deposits	42,549	42,808
Total current assets	12,297,163	10,021,261

Property and equipment, net	12,283,207	7,853,814

Intangibles, net	231,701	206,527

Other assets	32,861	10,715
Total Assets	$24,844,932	$18,092,317

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$3,027,331	$1,336,368
Deferred revenue	77,447	14,500
Total current liabilities	3,104,778	1,350,868

Long-term Liabilities:
Contingent real estate liability	1,809,847	1,730,542
Total long-term liabilities	1,809,847	1,730,542

Total Liabilities	4,914,625	3,081,410

Commitments and contingencies

Stockholders’ Equity
Preferred Stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 22,320,700 and 19,075,050 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	22,321	19,075
Additional paid in capital	46,599,657	31,499,889
Accumulated deficit	(26,691,671)	(16,508,057)
Total Stockholders’ Equity	19,930,307	15,010,907
Total Liabilities and Stockholders’ Equity	$24,844,932	$18,092,317

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended December 31, 2017	For the Three Months Ended December 31, 2016	For the Six Months Ended December 31, 2017	For the Six Months Ended December 31, 2016

Revenue	$444,553	$159,068	$745,493	$159,068

Cost of revenue	329,836	—	523,065	—

Gross profit	114,717	159,068	222,428	159,068

Operating expenses
Research and development	3,473,031	775,984	6,477,396	1,428,560
General and administrative expenses	2,189,904	2,066,768	4,022,526	3,330,011
Total operating expenses	5,662,935	2,842,752	10,499,922	4,758,571

Loss from operations	(5,548,218)	(2,683,684)	(10,277,494)	(4,599,503)

Other income (expense)
Interest income	263	209	997	299
Rental income	86,844	—	172,188	—
Change in fair value of contingent real estate liability	(79,305)	—	(79,305)	—
Change in fair value of derivative liabilities	—	(712,246)	—	(869,462)
Total other income (expense)	7,802	(712,037)	93,880	(869,163)
Net loss	$(5,540,416)	$(3,395,721)	$(10,183,614)	$(5,468,666)

Net loss per common share - basic and diluted	$(0.27)	$(0.21)	$(0.52)	$(0.35)

Weighted average common shares outstanding -basic and diluted	20,167,681	15,892,503	19,667,770	15,797,106

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended December 31, 2017

(unaudited)

	Common Stock		Additional
	Shares	Amount	Paid In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, July 1, 2017	19,075,050	$19,075	$31,499,889	$(16,508,057)	$15,010,907

Common stock issued for cash, net of issuance costs	3,183,269	3,183	13,254,880	—	13,258,063

Warrants issued to underwriter	—	—	(645,757)	—	(645,757)

Common stock issued for services	111,000	111	2,580,711	—	2,580,822

Common stock issued for exercise of warrants	9,533	10	47,655	—	47,665

Vesting of restricted shares	—	—	(137,779)	—	(137,779)

Repurchase of Common Shares	(58,152)	(58)	58	—	—

Net loss for the six months ended December 31, 2017	—	—	—	(10,183,614)	(10,183,614)

Balance, December 31, 2017	22,320,700	22,321	46,599,657	(26,691,671)	19,930,307

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended	For the Six Months Ended
	December 31, 2017	December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,183,614)	$(5,468,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	470,419	25,834
Amortization of intangibles	8,076	3,112
Share-based compensation	2,076,829	2,247,862
Change in fair value of derivative liabilities	—	869,462
Change in fair value of contingent liability	79,305	—
Changes in operating assets and liabilities:
Accounts receivable	(298,797)	(29,000)
Inventory	113,497	359
Prepaid expenses	(23,850)	(38,431)
Deposits	259	—
Other assets	(22,146)	(10,000)
Accounts payable and accrued expenses	982,729	244,109
Deferred revenue	62,947	29,000
Net Cash Used In Operating Activities	(6,734,346)	(2,126,359)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(4,471,121)	(444,429)
Cash paid for intangibles	(33,250)	(39,650)
Net Cash Used In Investing Activities	(4,504,371)	(484,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	13,258,063	3,456,460
Proceeds from exercise of warrants	47,665	—
Net Cash Provided By Financing Activities	13,305,728	3,456,460

Net Increase in Cash	2,067,011	846,022

Cash - Beginning of Period	9,631,520	4,155,444

Cash - End of Period	$11,698,531	$5,001,466

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$—	$—
Interest	$199	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock compensation payable	$266,248	$208,699
Warrants issued for stock issuance costs	$645,757	$107,432
Reclassification of derivative liability to additional paid in capital	$—	$1,795,363
Accrued capital expenditures	$428,691	$—

See accompanying notes to the condensed consolidated financial statements

AKOUSTIS TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2017

Note 1. Organization

Akoustis Technologies, Inc. (formerly known as Danlax, Corp.) (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 10, 2013. Effective December 15, 2016, the Company changed its state of incorporation from the State of Nevada to the State of Delaware. Through its subsidiaries, Akoustis, Inc. and Akoustis Manufacturing New York, Inc. (each a Delaware corporation), the Company, headquartered in Huntersville, North Carolina, is focused on developing, designing and manufacturing innovative radio frequency filter products for the mobile wireless device industry. The mission of the Company is to commercialize and manufacture its patented BulkONE® acoustic wave technology to address the critical frequency-selectivity requirements in today’s mobile smartphones and other wireless devices - improving the efficiency and signal quality and helping enable the Internet of Things.

The Company is listed on the Nasdaq Capital Market, effective as of March 13, 2017, under the symbol AKTS.

Acquisition of Assets

On June 26, 2017, pursuant to a Definitive Asset Purchase Agreement and Definitive Real Property Purchase Agreement (collectively, the “Agreements”) with The Research Foundation for the State University of New York (“RF-SUNY”) and Fuller Road Management Corporation (“FRMC”), an affiliate of RF-SUNY, respectively, the Company completed the acquisition of certain specified assets, including STC-MEMS, a semiconductor wafer-manufacturing operation and microelectromechanical systems (“MEMS”) business with associated wafer-manufacturing tools, as well as the real estate and improvements associated with the facility located in Canandaigua, New York, which is used in the operation of STC-MEMS (the assets and real estate and improvements referred to together herein as the “STC-MEMS Business”), which was created in 2010 by RF-SUNY to form a vertically integrated “one-stop-shop” in smart system and smart-device innovation and manufacturing. The facility was designed to provide its customers the capacity, infrastructure and operational capabilities in all areas of semiconductor and advanced manufacturing, while covering a diverse number of markets including aerospace, biomedical, communications, defense, and energy. The Company also agreed to assume substantially all the on-going obligations of the STC-MEMS Business incurred in the ordinary course of business including with respect to the 29 employees employed by RF-SUNY.

The Company acquired the STC-MEMS Business through its wholly-owned subsidiary, Akoustis Manufacturing New York, Inc., (“Akoustis NY”), a Delaware corporation.

See Note 4 for a detailed description of the transaction.

Note 2. Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2017, the Company had working capital of $9.2 million and an accumulated deficit of $26.7 million. Since inception, the Company has recorded approximately $1,039,000 and $615,000 of revenue from contract research and government grants and engineering review services, respectively. As of February 1, 2018, the Company had cash and cash equivalents of $9.7 million which the Company believes is sufficient to fund its current operations into the first quarter of fiscal 2019. As a result, the Company will need to obtain additional capital to fund operations past that date. The Company is actively managing and controlling the Company’s cash outflows to mitigate these risks. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

There is no assurance that the Company’s projections and estimates are accurate. The Company’s primary sources of funds for operations since inception have been with contract research and government grants, sales of our equity securities, and debt. The Company needs to obtain additional capital to accomplish its business plan objectives and will continue its efforts to secure additional funds. However, the amount of funds raised, if any, may not be sufficient to enable the Company to attain profitable operations. To the extent that the Company is unsuccessful in obtaining additional financing, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Note 3. Summary of significant accounting policies

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the issuance of these financial statements. Operating results for the six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018 or any future interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 20, 2017 (the “2017 Annual Report”).

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Akoustis, Inc. and Akoustis Manufacturing New York, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revised Prior Period Amounts

The Company identified and recorded an out-of-period adjustment related to stock-based compensation that should have been recorded in the year ended June 30, 2017. The adjustment was reflected as a $725,000 increase in additional paid in capital and corresponding increase in accumulated deficit. Tabular summaries of the revisions are presented below:

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

The Company analyzed the revisions under SEC Staff Accounting Bulletin No. 108 and determined that the revisions are immaterial on a quantitative and qualitative basis and that it is probable that the judgment of a reasonable person relying upon the financial statements would not have been changed or influenced by the inclusion or correction of the items in the year ended June 30, 2017. Therefore, amendment of the 2017 Annual Report is not considered necessary. However, if the adjustments to correct the errors were recorded in the first quarter of 2018, the Company believes the impact would have been significant to the first quarter and would impact comparisons to prior periods. The Company has also revised in this quarterly report on Form 10-Q the previously reported annual consolidated balance sheet as of June 30, 2017 on Form 10-K for these amounts. The Company will revise comparative prior period amounts prospectively.

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

Accounts Receivable

Trade accounts receivable are stated net of allowances for doubtful accounts. Management estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible, customer payment history and any other customer-specific information that may impact ability to collect the receivable. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. There was no allowance for doubtful accounts at December 31, 2017.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted.  The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%, which will result in a reduction in our effective tax rate from approximately 36.64% to 24.16% for the fiscal year ending June 30, 2018. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carryforward and valuation allowance. Deferred tax assets of approximately $9.5 million were revalued to approximately $6.2 million with a corresponding decrease to the Company’s valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending June 30, 2018, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements. Because the Act became effective mid-way through the Company’s tax year, the Company will have a federal statutory income tax rate of approximately 28% for the fiscal year ending June 30, 2018 and will have an approximate 21% statutory income tax rate for fiscal years thereafter.

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three and six months ended December 31, 2017 and 2016 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Options	1,166,859	160,000
Warrants	756,809	510,597
Totals	1,923,668	670,597

Shares Outstanding

Shares outstanding include shares of restricted stock with respect to which restrictions have not lapsed. Restricted stock included in reportable shares outstanding was 1,023,506 shares and 1,822,055 shares as of December 31, 2017 and 2016, respectively. Shares of restricted stock are included in the calculation of weighted average shares outstanding.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation. The reclassifications did not have an impact on net loss as previously reported.

Recently Issued Accounting Pronouncements

In September 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The new standards, among other things, provide additional implementation guidance with respect to Accounting Standards Codification (ASC) Topic 606 and ASC Topic 842. ASU 2017-13 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the new standard, but does not expect it to have a material impact on its implementation strategies or its consolidated financial statements upon adoption.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed consolidated financial statements.

Note 4. Acquisition of the STC-MEMS Business

On March 23, 2017, the Company entered into the Agreements with RF-SUNY, a New York State education corporation, on behalf of The State University of New York Polytechnic Institute, and FRMC, an affiliate of RF-SUNY to acquire the STC- MEMS Business. The acquisition allows the Company to internalize manufacturing, increase capacity and control its wafer supply chain for single crystal bulk acoustic wave (“BAW”) radio frequency (“RF”) filters. The Company will utilize the NY facility to consolidate all aspects of wafer manufacturing for its high-band RF filters.

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

	For the Three Months Ended December 31,	For the Six Months Ended December 31,
	2016	2016
Revenue	$817,673	$1,288,485
Net loss	$(4,139,503)	$(7,314,370)
Net loss per common share	$(0.26)	$(0.46)
Weighted average common shares outstanding	15,892,503	15,797,106

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of July 1, 2016 or to project potential operating results as of any future date or for any future periods.

Note 5. Property and equipment

Property and equipment consisted of the following as of December 31, 2017 and June 30, 2017:

	Estimated Useful Life	December 31, 2017	June 30, 2017
Land	n/a	$1,000,000	$1,000,000
Research and development equipment	3 - 10 years	6,510,343	1,851,427
Computer equipment	5 years	69,642	16,783
Furniture and fixtures	5 - 10 years	3,725	3,725
STC-MEMS equipment	3 - 5 years	2,120,868	2,124,650
Building	11 years	3,191,819	3,000,000
Leasehold improvements	*	3,240	3,240
		12,899,637	7,999,825
Less: Accumulated depreciation		(616,430)	(146,011)
Total		$12,283,207	$7,853,814

(*) Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $237,109 and $12,949 for the three months ended December 31, 2017 and 2016, respectively.

The Company recorded depreciation expense of $470,419 and $25,834 for the six months ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, research and development fixed assets totaling $5,386,457 were not placed in service and therefore not depreciated during the period.

Note 6. Intangible assets

The Company’s intangible assets consisted of the following:

	Estimated useful life	December 31, 2017	June 30, 2017
Patents	15 years	$168,541	$135,291
Customer relationships	14 years	81,773	81,773
Less: Accumulated amortization		(20,173)	(12,097)
Subtotal		230,141	204,967
Trademarks		1,560	1,560
Intangible assets, net		$231,701	$206,527

The Company recorded amortization expense of $4,161 and $1,762 for the three months ended December 31, 2017 and 2016, respectively.

The Company recorded amortization expense of $8,076 and $3,112 for the six months ended December 31, 2017 and 2016, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

December 31,
2018	$17,077
2019	17,077
2020	17,077
2021	17,077
2022	17,077
Thereafter	144,756
$230,141

Note 7. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at December 31, 2017 and June 30, 2017:

	December 31, 2017	June 30, 2017
Accounts payable	$1,054,169	$494,515
Accrued salaries and benefits	141,020	274,050
Accrued bonuses	362,589	—
Accrued stock-based compensation	678,116	399,157
Accrued capital expenditures	428,691	—
Other accrued expenses	362,746	168,646
Totals	$3,027,331	$1,336,368

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

During the three months ended December 31, 2017 and 2016, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $0 and $712,246, respectively, relating to the change in fair value.

During the six months ended December 31, 2017 and 2016, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $0 and $869,462, respectively, relating to the change in fair value.

Note 9. Concentrations

For the three months ended December 31, 2017, no vendors represented greater than 10% of the Company’s purchases. For the three months ended December 31, 2016, two vendors represented 28% and 14% of the Company’s purchases.

For the six months ended December 31, 2017, no vendors represented greater than 10% of the Company’s purchases. For the six months ended December 31, 2016, two vendors represented 28% and 14% of the Company’s purchases.

Note 10. Stockholders’ Equity

Equity issuances

During the quarter ended December 31, 2017, the Company sold a total of 2,640,819 shares of its common stock at the $5.50 per share for aggregate gross proceeds of $14.5 million before deducting commissions and expenses of approximately $1.2 million. The proceeds of the offering will be used to fund development and commercialization of the Company’s technology, capital expenditures and general corporate expenditures. In addition to the commissions and expenses paid, the Company issued to the placement agents warrants to purchase 154,177 shares of the Company’s common stock. The warrants represent a cost of the offering, have a grant date fair value of $645,757 and are shown as an offset on the consolidated statements of changes in stockholders’ equity.

The fair values of the warrants were estimated at the dates of grant using a binomial option pricing model with the following weighted average assumptions:

Expected term (years)	5.50
Risk-free interest rate	2.12%
Volatility	69%
Dividend yield	0%

During the quarter ended December 31, 2017, the Company also issued 542,450 shares of its common stock to investors in the Company’s private placement offering that closed in May 2017. These issuances were made pursuant to the price-protection provisions granted to such investors in their subscription agreements.

Stock incentive plans

During the six months ended December 31, 2017, the Company granted employees and directors options to purchase 1,006,859 shares of common stock. The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Exercise price	$6.24 – $7.12
Expected term (years)	4.00 – 7.00
Risk-free interest rate	1.72 – 2.10%
Volatility	70 - 88%
Dividend yield	0%

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

Volatility: The Company calculates the expected volatility of the stock price using the historical volatilities of the Company’s common stock traded on the Nasdaq Capital Market.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

The following is a summary of the option activity:

	Options	Weighted Average Exercise Price
Outstanding - June 30, 2017	160,000	$1.50
Exercisable - June 30, 2017	80,000	$1.50
Granted	1,006,859	6.74
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding – December 31, 2017	1,166,859	$6.02
Exercisable – December 31, 2017	80,000	$1.50

As of December 31, 2017, the total intrinsic value of options outstanding and exercisable was $756,800 and $378,400, respectively. As of December 31, 2017, the Company has approximately $3.8 million in unrecognized stock-based compensation expense attributable to the outstanding options, which will be amortized over a period of 2.94 years.

For the three months ended December 31, 2017 and 2016, the Company recorded $466,177 and $7,040, respectively, in stock-based compensation related to stock options, which is reflected in the condensed consolidated statements of operations.

For the six months ended December 31, 2017 and 2016, the Company recorded $484,840 and $14,080, respectively, in stock-based compensation related to stock options, which is reflected in the condensed consolidated statements of operations.

Issuance of restricted shares - employees and consultants

Restricted stock awards are considered outstanding at the time of execution by the Company and the recipient of a restricted stock agreement, as the holders of such restricted stock award are entitled to dividend and voting rights. As of December 31, 2017, the number of shares granted for which the restrictions have not lapsed was 1,023,506 shares.

The Company recognizes the compensation expense for all share-based compensation granted based on the grant date fair value for directors and employees and the reporting period remeasured fair value for consultants. Share-based compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The fair value of the award is recorded as share-based compensation expense over the respective restricted period. Any portion of the grant awarded to consultants, directors, employees, and other service providers as to which the repurchase option has not lapsed is accrued on the condensed consolidated balance sheet as a component of accounts payable and accrued expenses. As of December 31, 2017 and June 30, 2017, the accrued stock-based compensation was $678,116 and $399,157, respectively. The Company has the right to repurchase some or all of such shares in certain circumstances upon termination of the recipient’s service with the Company, for up to 60 months from the date of termination (“repurchase option”). The shares as to which the repurchase option has not lapsed are subject to forfeiture upon certain terminations of consulting and employment relationships.

In September 2015, the Company amended the original restricted stock award agreement for certain award recipients. Pursuant to the amendment, 75% of the shares as to which the repurchase option had not lapsed as of September 30, 2015 were released from the repurchase option on the third anniversary of the original effective date of the respective agreements. The remaining 25% of the shares will be released from the repurchase option on the fourth anniversary of the original effective date.

Unvested restricted stock awards granted under the Akoustis, Inc. 2014 Stock Plan (the “2014 Plan”) and the Akoustis Technologies, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) are subject to repurchase options upon certain terminations of the respective recipient’s service with the Company. Under the terms of the respective award agreements, repurchases will generally be made for no value or for par value. In connection with the resignations of two employees, the Company delivered notices to such employees in September 2017, notifying them that the Company would repurchase an aggregate 58,152 shares of restricted stock from them pursuant to the terms of their respective award agreements. The Company completed these repurchases during the second quarter of fiscal 2018.

The following is a summary of restricted stock units (“RSU’s”) and restricted stock awards (“RSA’s”):

Grant Date	Shares Issued	Fair Value (1)	Shares Vested
June 2014 (RSA)	307,876	$483,284	247,111
July 2014 (RSA)	32,408	48,612	24,306
August 2014 (RSA)	81,020	121,179	63,296
September 2014 (RSA)	129,633	196,313	121,531
March 2015 (RSA)	72,919	378,109	18,230
October 2015 (RSA)	293,000	411,000	146,500
November 2015 (RSA)	36,200	54,300	18,100
December 2015 (RSA)	300,000	105,000	247,500
January 2016 (RSA)	40,000	68,000	10,000
March 2016 (RSA)	60,000	—	60,000
June 2016 (RSA)	118,000	533,160	45,000
August 2016 (RSA)	351,000	1,218,110	40,000
January 2017 (RSA)	192,000	1,153,951	25,000
February 2017 (RSA)	110,000	697,500	—
March 2017 (RSA)	20,000	—	—
September 2017 (RSA)	111,000	790,320	—
September 2017 (RSU)	253,000	1,796,910	—
October 2017 (RSU)	301,000	1,872,220	—
November 2017 (RSU)	97,494	608,362	—
December 2017 (RSU)	120,000	775,800	—

	3,026,550	$11,312,130	1,066,574

(1)	The fair value of the restricted stock awards as shown above is based on either the balance sheet date for consultants or grant date for employees.

In relation to the above restricted stock agreements for the three months ended December 31, 2017 and 2016, the Company recorded stock-based compensation expense for the shares that have vested of $931,894 and $1,536,602, respectively.

In relation to the above restricted stock agreements for the six months ended December 31, 2017 and 2016, the Company recorded stock-based compensation expense for the shares that have vested of $1,450,226 and $2,233,782, respectively.

As of December 31, 2017, the Company had approximately $7.0 million in unrecognized stock-based compensation expense related to the unvested shares.

Note 11. Commitments

Operating leases

The Company leases two office locations in Huntersville, NC pursuant to five- and three-year lease agreements. The three-year lease agreement expires in April 2018. The operating leases provide for annual real estate tax and cost of living increases and contain predetermined increases in the rentals payable during the terms of the leases. The aggregate rent expense is recognized on a straight-line basis over the lease term. The total lease rental expense was $51,718 and $28,404 for the six months ended December 31, 2017 and 2016, respectively. The total lease rental expense was $34,611 and $14,202 for the three months ended December 31, 2017 and 2016, respectively.

The Company currently leases equipment for its Canandaigua, NY facility on a month-to-month basis. The original lease agreement had a three-month term beginning on June 16, 2017. The aggregate rent expense is recognized on a straight-line basis over the lease term. The total lease rental expense was $70,087 and $0 for the six months ended December 31, 2017 and 2016, respectively. The total lease rental expense was $35,087 and $0 for the three months ended December 31, 2017 and 2016, respectively.

Real Estate Contingent Liability

In connection with the acquisition of the STC-MEMS Business, the Company agreed to pay to FRMC a penalty, as set forth below, if the Company sells the property subject to the related Definitive Real Property Purchase Agreement within three (3) years after the date of such agreement for an amount in excess of $1,750,000, subject to certain enumerated exceptions. The penalty imposed shall be equivalent to the amount that the sales price of the property exceeds $1,750,000 up to the maximum penalty (“Maximum Penalty”) defined below:

Maximum Penalty
Year 1	$5,960,000
Year 2	$3,973,333
Year 3	$1,986,667

The fair value of the contingent liability was calculated by an independent third-party appraisal firm, utilizing a present value calculation based on the probability the Company sells the property triggering the contingent penalty and a discount rate of 16.1%. The 16.1% discount rate was derived from a weighted average cost of capital, modified to include the effects of the bargain purchase price. As of December 31, 2017 and June 30, 2017, the fair value of the contingent liability was $1,809,847 and $1,730,542, respectively. During the three months ended December 31, 2017 and 2016, the Company marked the contingent liability to fair value and recorded a loss of $79,305 and $0, respectively, relating to the change in fair value. During the six months ended December 31, 2017 and 2016, the Company marked the contingent liability to fair value and recorded a loss of $79,305 and $0, respectively, relating to the change in fair value.

Note 12. Related Party Transactions

Consulting Services

AEG Consulting, a firm owned by one of the Co-Chairmen of the Company’s Board of Directors received $10,245 and $8,100 for consulting fees for the six months ended December 31, 2017 and 2016, respectively. On September 27, 2017, the Company granted the Co-Chairman restricted stock units for 5,000 shares of the Company’s common stock with a fair value on the grant date of $35,600, and stock options to purchase 10,000 shares of the Company’s common stock with a fair value on the grant date of $46,292 for consulting services provided by AEG Consulting. Both awards vest 25% on each of the first four anniversaries of the grant date. The options carry an exercise price of $7.12 and have an expiration period of 7 years.

On September 27, 2017, the Company granted a restricted stock award of 11,000 shares of the Company’s common stock with a fair value on the grant date of $78,320 to a director for board advisory services provided from January 2017 to June 2017, prior to the director’s appointment to the Board of Directors on July 14, 2017. The award vests 25% on each of the first four anniversaries of the grant date.

Private Placement

On November 14, 2017, certain members of the Company’s Board of Directors purchased shares of the Company’s Common Stock at a price of $5.50 per share in a private placement. One of the Company’s Co-Chairmen purchased 154,545 shares at a price of $5.50 per share for an aggregate purchase price of $849,998. The other Co-Chairman purchased 1,818 shares at a price of $5.50 per share for an aggregate purchase price of $9,999. Three additional members of the Company’s Board of Directors each purchased 5,454 shares at a price of $5.50 per share for an aggregate purchase price of $29,997 for each such Board member.

On December 1, 2017 a brother of the Company’s Chief Executive Officer purchased 12,000 shares of the Company’s common stock in a private placement at a price of $5.50 per share for an aggregate purchase price of $66,000.

Note 13. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company operates in two segments, Foundry Fabrication Services which consists of engineering review services and STC-MEMS foundry services; and RF Filters which consists of amplifier and filter product sales, and grant revenue.

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three and six months ended December 31, 2017 and 2016 are as follows:

	Foundry Fabrication Services	RF Filters	Total

Three months ended December 31, 2017
Revenue	$291,833	$5,488	$297,321
Grant revenue	—	147,232	147,232
Cost of revenue	329,556	280	329,836
Gross margin	(37,723)	152,440	114,717
Research and development	—	3,473,031	3,473,031
General and administrative	—	2,189,904	2,189,904
Loss from Operations	$(37,723)	$(5,510,495)	$(5,548,218)

Three months ended December 31, 2016
Revenue	$—	$159,068	$159,068
Cost of revenue	—	—	—
Gross margin	—	159,068	159,068
Research and development	—	775,984	775,984
General and administrative	—	2,066,768	2,066,768
Loss from Operations	$—	$(2,683,684)	$(2,683,684)

	Foundry Fabrication Services	RF Filters	Total

Six months ended December 31, 2017
Revenue	$589,733	$8,528	$598,261
Grant revenue	—	147,232	147,232
Cost of revenue	522,585	480	523,065
Gross margin	67,148	155,280	222,428
Research and development	—	6,477,396	6,477,396
General and administrative	—	4,022,526	4,022,526
Loss from Operations	$67,148	$(10,344,642)	$(10,277,494)

Six months ended December 31, 2016
Revenue	$—	$159,068	$159,068
Cost of revenue	—	—	—
Gross margin	—	159,068	159,068
Research and development	—	1,428,560	1,428,560
General and administrative	—	3,330,011	3,330,011
Loss from Operations	$—	$(4,599,503)	$(4,599,503)

As of December 31, 2017
Accounts receivable	$296,909	$1,888	$298,797
Property and Equipment	424,174	12,475,463	12,899,637
As of June 30, 2017
Accounts receivable	$—	$—	$—
Property and Equipment	424,174	7,575,651	7,999,825

Note 14. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of these financial statements and has determined that there have been no subsequent events which require accounting or disclosure through such date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

References in this report to “Akoustis,” the “Company,” “we,” “us,” and “our” refer to Akoustis Technologies, Inc. and its consolidated subsidiaries, Akoustis, Inc. and Akoustis Manufacturing New York, Inc., each of which are Delaware corporations.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that relate to our plans, objectives, estimates, and goals. Any and all statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of commercially viable radio frequency (RF) filters, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in this management’s discussion and analysis of financial condition or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), (iv) our ability to efficiently utilize cash and cash equivalents to support our operations for a given period of time, (v) our ability to engage customers while maintaining ownership of our intellectual property, and (vi) the assumptions underlying or relating to any statement described in (i), (ii) or (iii) above.

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

These and other risks and uncertainties, which are described in more detail in our Annual Report on Form 10-K, filed with the SEC on September 20, 2017 (the “2017 Annual Report”), could cause our actual results to differ materially from those expressed or implied by the forward-looking statements in this report. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them. Except as may be required by law, we do not undertake any obligation to update the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

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

We believe owning the core resonator technology and manufacturing our designs is the most direct and effective means of delivering our solutions to the market. Furthermore, our technology is based upon bulk-mode resonance, which is superior to surface-mode resonance for high-band applications, 4G/LTE, emerging 5G, and WiFi frequency bands. While our target customers utilize or make the RFFE module, several customers lack access to critical high-band technology to compete in high-band applications and other traditional surface-mode solutions where higher power performance is required. We intend to design, manufacture, and market our RF filter products to multiple mobile phone original equipment manufacturers (OEMs), cellular infrastructure, and WiFi router customers and to enable broader competition among the front-end module manufacturers. We plan to operate as a “pure-play” RF filter supplier and align with the front-end module manufacturers who seek to acquire high performance filters to grow their module business.

We have built prototype resonators using our proprietary single-crystal materials. We are currently optimizing our BulkONE® technology in our 120,000-square foot wafer-manufacturing plant located in Canandaigua, New York, which we acquired in June 2017. We leverage both federal and state level, non-dilutive R&D grants to support development and commercialization of our technology. We are developing resonators for 4G/LTE, emerging 5G, and WiFi bands and the associated proprietary models and design kits required to design our RF filters. As we stabilize the wafer process technology, we plan to engage with strategic customers to evaluate our filter prototypes. Our initial designs will target high-band 4G/LTE, emerging 5G, and WiFi frequency bands. Since Akoustis owns its core technology and controls access to its intellectual property, we expect to offer several ways to engage with potential customers. First, we could engage with the mobile wireless market, providing filters that we design and offer as a standard catalog component to multiple customers. Second, we could start with a customer-supplied filter specification, which we design and fabricate for a specific customer. Finally, we could offer our models and design kits for our customers to design their own filter into our proprietary technology.

We have earned minimal revenue from operations since inception, and we have funded our operations primarily with contract research and government grants, sales of our equity securities, and debt. We have incurred losses totaling approximately $26.7 million from inception through December 31, 2017. These losses are primarily the result of material and material processing costs associated with developing and commercializing our technology, as well as personnel costs, professional fees (primarily accounting and legal), and other general and administrative (“G&A”) expenses. We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid-state device technology development and engineering of catalog and custom filter designs.

Plan of Operation

We plan to commercialize our technology by designing and manufacturing single-band and multi-band BAW RF filter solutions in our New York wafer fabrication facility. We expect our filter solutions will address problems (such as loss, bandwidth, power handling, and isolation) created by the growing number of frequency bands in the RFFE of mobile devices to support 4G/LTE, emerging 5G, and WiFi. We have prototyped our first single-band low-loss BAW filter designs for 4G/LTE frequency bands, which are dominated by competitive BAW solutions and historically cannot be addressed with low-band, lower power handling surface acoustic wave (SAW) technology. During the second half of calendar 2017 we sampled filter product prototypes to prospective customers that cover LTE-Band 41, Radar and 5GHz WiFi applications. As we receive customer evaluations, we will do further iterations on the designs and provide next generation samples for evaluation and characterization.

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

Once we complete customer validation of our technology, we expect to complete qualification of our BulkONE® process technology in the first half of calendar 2018 to support an initial product family of 4G/LTE, and WiFi filter solutions. Once we have stabilized our process technology in a manufacturing environment, we intend to complete a production release of our high-band filter products in the frequency range from 2.5 GHz to 6.0 GHz. The target frequency bands will be prioritized based upon customer priority. We expect this will require recruiting and hiring additional personnel and capital investments.

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

As of February 1, 2018, the Company had $9.7 million of cash and cash equivalents to fund our operations, including R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. These funds are expected to be sufficient to fund our operations into the first quarter of fiscal 2019. However, there is no assurance that the Company’s projections and estimates are accurate. Our anticipated expenses include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities (including travel and administration), costs associated with the integration and operation of our New York wafer fabrication facility and related operations, legal expenses, sales and marketing costs, G&A expenses, and other costs associated with an early stage, public technology company. We anticipate increasing the number of employees; however, this is highly dependent on the nature of our development efforts, our success in commercialization, and our ability to source additional funds. We anticipate adding employees for R&D in both our New York and North Carolina facilities, as well as G&A functions, to support our efforts. We expect capital expenditures to be approximately $5.93 million for the purchase of equipment and software during the next 12 months, and we are currently investigating the feasibility of using debt facilities, equipment leases, or government grants to fund all or part of the purchase of the equipment.

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

Commercial development of new technology, by its nature, is unpredictable. Although we will undertake development efforts with commercially reasonable diligence, there can be no assurance that our current cash position will be sufficient to enable us to commercialize our technology to the extent needed to create future sales to sustain operations. If our current cash is insufficient for these purposes, we are unable to source additional funds on terms acceptable to the Company (or at all), or we experience costs in excess of estimates to continue our R&D plan, it is possible that we would not have sufficient resources to continue as a going concern and we may be required to curtail or suspend our operations. Even if we are able to source sufficient funds to continue as a going concern, our technology may not be accepted, we may never earn revenues sufficient to support our operations, and we may never be profitable.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2017 Annual Report.

Results of Operations

Three Months Ended December 31, 2017 and 2016

Revenue

The Company recorded revenue of $444,553 during the three months ended December 31, 2017, of which $291,833 was revenue for foundry services provided at our New York facility, acquired on June 26, 2017. The remaining revenue consisted primarily of grant revenue. The Company recorded revenue of $159,068 in the comparative three-month period ended December 31, 2016, primarily consisting of grant revenue.

Cost of Revenue

The Company recorded cost of revenue of $329,836 for the three months ended December 31, 2017 which included direct labor, direct materials and facility costs associated with the foundry services revenue. The Company did not record any cost of revenue for the comparative three-month period of 2016.

Operating Expenses

Total operating expenses for the three-month period ended December 31, 2017 were $5.7 million and included R&D expenses of $3.5 million and G&A expenses of $2.2 million. Total operating expenses for the three-month period ended December 31, 2016 were $2.8 million and included R&D expenses of $0.8 million and G&A expenses of $2.0 million.

Research and Development Expenses

R&D expenses of $3.5 million for the three months ended December 31, 2017 were comprised primarily of salaries and wages for R&D personnel of $1,116,000, stock-based compensation of $831,000, material and third-party processing costs of $220,000, facility costs of $1,078,000, and depreciation of $164,000. R&D expense for the three months ended December 31, 2016 was $0.8 million. The period over period increase was $2.7 million, or 348%. The higher spend was due to the increase in salaries and wages for the assumed R&D personnel in our recently acquired NY fabrication facility, as well as incremental R&D hires made since the closing of the acquisition. In addition, we saw an increase of $562,000, or 209%, in stock-based compensation associated with R&D personnel due to restricted stock grants made to personnel hired since December 31, 2016 and additional issuances to personnel on the payroll as of December 31, 2016. Facility costs of $1,078,000 were associated with the NY facility acquired in June 2017 and include utilities of $207,000, repair and maintenance costs of $408,000, and supplies and parts costs of $463,000. Depreciation expense of $164,000 was higher over the comparative period by $152,000, mainly due to higher deprecation recorded for assets included in the NY facility acquisition.

General and Administrative Expense

G&A expenses were $2.2 million for the three months ended December 31, 2017, as compared to $2.0 million for the three months ended December 31, 2016, an increase of $123,000, or 6%. G&A expense for the quarter was comprised primarily of salary and wages of $526,000, stock-based compensation of $648,000, professional fees (primarily legal and accounting) of $429,000, recruiting fees of $120,000, depreciation of $73,000, and travel of $82,000. We recorded an increase of $269,000, or 105%, in salaries and wages due to the onboarding of new administrative personnel since December 31, 2016. Stock-based compensation of $648,000 decreased from the comparative period by $627,000, or 49%. Professional fees increased by $85,000, or 25%, mainly for accounting fees due to costs associated with the valuation of the NY fabrication facility and the fees for the review and audit of the associated filings. Travel expense for G&A personnel increased by $39,000, or 89%, due to increased travel to the NY facility for transition activities, as well as increased travel associated with investor conferences and customer outreach.

Net Loss

The Company recorded a net loss of $5.5 million for the three months ended December 31, 2017, compared to a net loss of $3.4 million for the three months ended December 31, 2016. The primary drivers of the additional loss of $2.1 million were higher personnel cost primarily in the NY facility acquired on June 26, 2017 (higher by $1.1 million), higher depreciation and facility costs of $224,000 and $1,072,000, respectively, both mainly due to the ramp up of R&D activities and the acquisition of our NY facility in June 2017.

Six Months Ended December 31, 2017 and 2016

Revenue

The Company recorded revenue of $745,493 during the six months ended December 31, 2017, of which $589,733 was revenue for foundry services provided at our New York facility, acquired on June 26, 2017. The remaining revenue consisted primarily of grant revenue. The Company recorded revenue of $159,068 in the comparative six-month period ended December 31, 2016, primarily consisting of grant revenue.

Cost of Revenue

The Company recorded cost of revenue of $523,065 for the six months ended December 31, 2017, which included direct labor, direct materials and facility costs associated with the foundry services revenue. The Company did not record any cost of revenue for the comparative six-month period of 2016.

Operating Expenses

Total operating expenses for the six-month period ended December 31, 2017 were $10.5 million and included R&D expenses of $6.5 million and G&A expenses of $4.0 million. Total operating expenses for the six-month period ended December 31, 2016 were $4.8 million and included R&D expenses of $1.4 million and G&A expenses of $3.4 million.

Research and Development Expenses

R&D expenses of $6.5 million for the six months ended December 31, 2017 were comprised primarily of salaries and wages for R&D personnel of $2,369,000, stock-based compensation of $1,113,000, material and third-party processing costs of $808,000, facility costs of $1,783,000 and depreciation of $321,000. R&D expense for the six months ended December 31, 2016 was $1.4 million. The period-over-period increase was $5.1 million, or 353%. The higher spend was due to the increase in salaries and wages for the assumed R&D personnel in our recently acquired NY fabrication facility as well as incremental R&D hires made since the closing of the acquisition. In addition, we saw an increase of $648,000, or 139%, in stock-based compensation associated with R&D personnel due to restricted stock grants made to personnel hired since December 31, 2016 and additional issuances to personnel on the payroll as of December 31, 2016. Material and third-party material processing costs increased over the comparative six-month period by $435,000, or 116%, as the result of the ramp up of development activities, primarily in our NY facility. Facility costs of $1,783,000 were associated with the NY facility acquired in June 2017 and included utilities of $600,000, repair and maintenance costs of $605,000, and supplies and parts costs of $578,000. Depreciation expense of $321,000 for the six months ended December 31, 2017 was higher over the comparative six-month period ended December 31, 2016 by $298,000, mainly due to higher deprecation recorded for assets included in the NY facility acquisition.

General and Administrative Expense

G&A expenses were $4.0 million for the six months ended December 31, 2017, compared to $3.4 million for the six months ended December 31, 2016, an increase of $693,000, or 21%. G&A expense for the six months ended December 31, 2017 was comprised primarily of salary and wages of $930,000, stock-based compensation of $964,000, professional fees (primarily legal and accounting) of $949,000, insurance of $163,000, depreciation of 149,000, recruiting and relocation fees of $305,000, and travel of $191,000. We recorded an increase of $343,000, or 58%, in salaries and wages, and an increase of $299,000 in relocation and recruiting fees due to the onboarding of new administrative personnel since December 31, 2016. Stock-based compensation of $964,000 decreased from the comparative period by $819,000, or 46%. Professional fees increased by $339,000, or 55%, mainly for accounting fees due to costs associated with the valuation of the NY fabrication facility and the fees for the review and audit of the associated filings. Travel expense for G&A personnel increased by $124,000, or 185%, due to increased travel to the NY facility for transition activities, as well as increased travel associated with investor conferences and customer outreach.

Net Loss

The Company recorded a net loss of $10.2 million for the six months ended December 31, 2017, compared to a net loss of $5.5 million for the six months ended December 31, 2016. The primary drivers of the additional loss of $4.7 million were higher personnel costs primarily in the NY facility acquired on June 26, 2017 (higher by $2.2 million), higher material and material processing costs and facility costs of $435,000 and $1,770,000, respectively, both mainly due to the ramp up of R&D activities and the acquisition of our NY facility in June 2017.

Liquidity and Capital Resources

Since inception, the Company has recorded approximately $1,039,000 and $615,000 of revenue from contract research and government grants and engineering review services, respectively. Our operations thus far have been funded primarily with contract research and government grants, sales of our equity securities, and debt.

The Company has $9.7 million of cash on hand as of February 1, 2018, which reflects an increase of $0.1 million compared to $9.6 million as of June 30, 2017. The $0.1 million increase is mostly due to the receipt of $13.3 million in net proceeds from sales of our common stock during the three months ended December 31, 2017, offset primarily by $13.2 million in net cash used in operating activities and capital expenditures from July 1, 2017 to February 1, 2018. The Company estimates that cash on hand will fund its operations, including current capital expense commitments into the first quarter of fiscal 2019. As a result, we will need to obtain additional capital through the sale of additional equity securities, debt and additional grants, or otherwise, to fund operations past that date. There is no assurance that the Company’s projections and estimates are accurate. Although the Company is actively managing and controlling the Company’s cash outflows to mitigate these risks, these matters raise substantial doubt about the Company’s ability to continue as a going concern.

Balance Sheet and Working Capital

December 31, 2017 compared to June 30, 2017

As of December 31, 2017, the Company had current assets of $12.3 million made up primarily of cash on hand of $11.7 million, accounts receivable of $299,000 and prepaid expenses of $182,000. Current assets as of the end of the prior year were $10.0 million. The increase in current assets of $2.3 million was due to a $2.1 million increase in cash on hand and an increase in receivables of $299,000, which was partially offset by a decrease in inventory.

Property, plant and equipment, net was $12.3 million as of December 31, 2017, compared to $7.9 million as of June 30, 2017. The $4.4 million increase is mostly due to the purchase of R&D equipment for the NY facility.

Other assets, primarily intangibles and deposits, were $265,000 as of December 31, 2017, compared to $217,000 as of June 30, 2017. The increase is primarily attributable to additional intangibles, and a deposit on an asset not yet in service as of December 31, 2017.

Total assets as of December 31, 2017 were $24.8 million, compared to $18.1 million at June 30, 2017.

Current liabilities as of December 31, 2017 were $3.1 million, an increase of $1.7 million compared to $1.4 million as of June 30, 2017. The increase was mainly in accounts payable and accrued expenses ($1.7 million) mostly due to payroll-related accruals, stock-based compensation accruals, and accruals recorded for fixed assets in process.

Long-term liabilities totaled $1.8 million as of December 31, 2017 and $1.7 million as of June 30, 2017, representing the long-term contingent real estate liability associated with the acquisition of the STC-MEMS Business on June 26, 2017.

Stockholders’ equity was $19.9 million as of December 31, 2017, compared to $15.0 million as of June 30, 2017. The increase of $4.9 million was due to the $15.1 million increase in additional paid-in-capital primarily due to the recording of stock-based compensation $2.6 million, and net proceeds from the issuance of common stock of $13.3 million, partially offset by the $10.2 million net loss recorded for the six months ended December 31, 2017.

Working capital as of December 31, 2017 was $9.2 million, compared to $8.7 million as of June 30, 2017. The primary use of cash was to fund operations as well as invest in additional R&D equipment.

Cash Flow Analysis

Operating activities used cash of $6.7 million for the six months ended December 31, 2017, compared to $2.1 million for the six months ended December 31, 2016. The $4.6 million increase in cash used was attributable to higher operating expenses of $4.7 million associated with the ramp up of R&D and commercialization activities and the increased costs associated with the New York facility acquired in June 2017, in addition to $0.9 million less in fair value of contingent liability. This was partially offset by an increase of accounts payable and accrued expenses of $0.7 million, and higher period-over-period depreciation expense of $0.4 million.

Investing activities used cash of $4.5 million for the six months ended December 31, 2017, compared to $0.5 million for the six months ended December 31, 2016. The increase was mostly due to investments in fixed assets for our NY facility to enhance our development and commercialization efforts.

Financing activities provided cash of $13.3 million for the six months ended December 31, 2017, compared to $3.5 million for the six months ended December 31, 2016 due to proceeds we received from the issuance of common stock during the six months ended December 31, 2017.

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

We conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to (i) the material weakness in our internal control over financial reporting described in Part II, Item 9A of our 2017 Annual Report, which material weakness relates to our acquisition accounting and reporting practices in connection with the acquisition of our New York wafer fabrication facility and related operations; and (ii) a material weakness in the design of our internal controls related to our accounting for and reporting of stock-based compensation.

Remediation Plan

We cannot yet estimate when the material weaknesses in our internal control over financial reporting will be fully remediated. Since the filing of our 2017 Annual Report, we have hired three additional individuals into the finance and accounting team, including a new Corporate Controller, Director of Tax and Treasury, and Accounting Manager. While these new hires increase the size and capabilities of our accounting department in accordance with our previously disclosed remediation plan, in order to fully remediate the material weaknesses, we intend to take the following additional actions to improve the overall process of our acquisition and stock-based compensation accounting and reporting practices:

●	Provide additional training to employees in the accounting department to increase the department’s capabilities and strengthen their understanding of our accounting and internal control policies and procedures;

●	Place less reliance on external consultants and Excel Spreadsheets; and

●	Perform additional internal review processes, including enhancing our Internal Audit programs, in the compilation and reporting of financial statements.

Changes in Internal Control over Financial Reporting

Other than as set forth above in this Item 4, there have been no changes in our internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2017 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.1

Repurchases

Unvested restricted stock awards granted under the Akoustis, Inc. 2014 Stock Plan (the “2014 Plan”) and the Akoustis Technologies, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) are subject to repurchase options upon certain terminations of the respective recipient’s service with the Company. Under the terms of the respective award agreements, repurchases will generally be made for no value or for par value. In connection with the resignations of two employees, the Company delivered notices to such employees in September 2017, notifying them that the Company would repurchase an aggregate 58,152 shares of restricted stock from them pursuant to the terms of their respective award agreements. We completed these repurchases during the second quarter of fiscal 2018, as shown in the table below.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 2017	—	—	—	831,030
November 2017	—	—	—	821,030
December 2017	58,152	—	58,152	685,506
Total	58,152	—	58,152	685,506

(1)	As of December 31, 2017, approximately 144,381 shares and 541,125 shares remain subject to repurchase options under the 2014 Plan and the 2015 Plan, respectively. The repurchase options expire as the restricted shares vest and generally extend through August 2020.

Unregistered Sales of Equity Securities

Other than as previously reported in the Company’s Current Reports on Form 8-K, the Company did not sell any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits in the Exhibit Index below are filed or furnished, as applicable, as part of this report.

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Summary of Akoustis Technologies, Inc. Director Compensation Program, effective October 3, 2017 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2017)

10.2†	Form of Nonqualified Stock Option Agreement for Directors under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2017)

10.3†	Form of Restricted Stock Unit Agreement for Directors under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2017)

10.4	Form of Registration Rights Agreement by and among the Company and the investors in the November/December 2017 Private Placement Offering (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 17, 2017)

10.5	Form of Amendment No. 1 to the Amended Subscription Agreement by and among the Company and the investors in the May 2017 Private Placement Offering (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017)

10.6.1	Form of Subscription Agreement by and among the Company and the director investors in the first round of the November/December 2017 Private Placement Offering (incorporated by reference to Exhibit 10.29.1 to the Company’s Registration Statement on Form S-1 (File No. 333-222552), filed with the SEC on January 16, 2018)

10.6.2	Form of Subscription Agreement by and among the Company and the non-director investors in the first round of the November/December 2017 Private Placement Offering (incorporated by reference to Exhibit 10.29.2 to the Company’s Registration Statement on Form S-1 (File No. 333-222552), filed with the SEC on January 16, 2018)

10.6.3	Form of Subscription Agreement by and among the Company and certain investors in the second round of the November/December 2017 Private Placement Offering (incorporated by reference to Exhibit 10.29.3 to the Company’s Registration Statement on Form S-1 (File No. 333-222552), filed with the SEC on January 16, 2018)

10.6.4	Form of Subscription Agreement by and among the Company and certain investors in the second round of the November/December 2017 Private Placement Offering (incorporated by reference to Exhibit 10.29.4 to the Company’s Registration Statement on Form S-1 (File No. 333-222552), filed with the SEC on January 16, 2018)

10.6.5	Form of Subscription Agreement by and among the Company and the investors in the third round of the November/December 2017 Private Placement Offering (incorporated by reference to Exhibit 10.29.5 to the Company’s Registration Statement on Form S-1 (File No. 333-222552), filed with the SEC on January 16, 2018)

10.6.6	Form of Subscription Agreement by and among the Company and the investors in the fourth round of the November/December 2017 Private Placement Offering (incorporated by reference to Exhibit 10.29.6 to the Company’s Registration Statement on Form S-1 (File No. 333-222552), filed with the SEC on January 16, 2018)

10.7	Placement Agent Agreement by and between the Company and Katalyst Securities, LLC in connection with the November/December 2017 Private Placement Offering (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (File No. 333-222552), filed with the SEC on January 16, 2018)

10.8.1	Placement Agent Agreement by and between the Company and Drexel Hamilton, LLC in connection with the November/December 2017 Private Placement Offering (incorporated by reference to Exhibit 10.32.1 to the Company’s Registration Statement on Form S-1 (File No. 333-222552), filed with the SEC on January 16, 2018)

10.8.2	Amendment to Placement Agent Agreement by and between the Company and Drexel Hamilton, LLC in connection with the November/December 2017 Private Placement Offering (incorporated by reference to Exhibit 10.32.2 to the Company’s Registration Statement on Form S-1 (File No. 333-222552), filed with the SEC on January 16, 2018)

10.9.1	Placement Agent Agreement by and between the Company and Joseph Gunnar in connection with the November/December 2017 Private Placement Offering (incorporated by reference to Exhibit 10.33.1 to the Company’s Registration Statement on Form S-1 (File No. 333-222552), filed with the SEC on January 16, 2018)

10.9.2	Amendment to Placement Agent Agreement by and between the Company and Joseph Gunnar in connection with the November/December 2017 Private Placement Offering (incorporated by reference to Exhibit 10.33.2 to the Company’s Registration Statement on Form S-1 (File No. 333-222552), filed with the SEC on January 16, 2018)

10.10	Form of Placement Agent Warrant in the November/December 2017 Private Placement Offering (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-222552), filed with the SEC on January 16, 2018)

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101*	Interactive Data Files of Financial Statements and Notes

101.INS*	Instant Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith

† Management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2018	Akoustis Technologies, Inc.

	By:	/s/ John T. Kurtzweil
John T. Kurtzweil
Chief Financial Officer
(Principal Financial and Accounting Officer)