Form 10-Q
period 2018-03-31
Akoustis Technologies, Inc.
filed 2018-05-15
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 1, 2018, there were 22,232,200 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

AKOUSTIS TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Akoustis Technologies, Inc.

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2018	2017
	(unaudited)
Assets

Assets:
Cash and cash equivalents	$6,472,162	$9,631,520
Accounts receivable	518,920	—
Inventory	69,505	188,476
Prepaid expenses	230,013	158,457
Other current assets	58,898	42,808
Total current assets	7,349,498	10,021,261

Property and equipment, net	12,235,551	7,853,814

Intangibles, net	236,249	206,527

Assets held for sale, net	117,023	—

Other assets	12,311	10,715
Total Assets	$19,950,632	$18,092,317

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$1,908,660	$1,336,368
Deferred revenue	127,938	14,500
Total current liabilities	2,036,598	1,350,868

Long-term Liabilities:
Contingent real estate liability	1,174,786	1,730,542
Total long-term liabilities	1,174,786	1,730,542

Total Liabilities	3,211,384	3,081,410

Stockholders’ Equity
Preferred Stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 22,232,200 and 19,075,050 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	22,232	19,075
Additional paid in capital	48,211,327	31,499,889
Accumulated deficit	(31,494,311)	(16,508,057)
Total Stockholders’ Equity	16,739,248	15,010,907
Total Liabilities and Stockholders’ Equity	$19,950,632	$18,092,317

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017	For the Nine Months Ended March 31, 2018	For the Nine Months Ended March 31, 2017

Revenue	$284,408	$308,964	$1,029,901	$468,032

Cost of revenue	308,288	—	831,353	—

Gross (loss) profit	(23,880)	308,964	198,548	468,032

Operating expenses
Research and development	3,044,957	1,162,138	9,522,353	2,590,698
General and administrative expenses	2,441,992	1,203,641	6,464,518	4,533,652
Total operating expenses	5,486,949	2,365,779	15,986,871	7,124,350

Loss from operations	(5,510,829)	(2,056,815)	(15,788,323)	(6,656,318)

Other income (expense)
Interest income	139	671	1,136	970
Rental income	72,637	—	244,825	—
Other income	352	—	352	—
Change in fair value of contingent real estate liability	635,061	—	555,756	—
Change in fair value of derivative liabilities	—	(8,028)	—	(877,490)
Total other income (expense)	708,189	(7,357)	802,069	(876,520)
Net loss	$(4,802,640)	$(2,064,172)	$(14,986,254)	$(7,532,838)

Net loss per common share - basic and diluted	$(0.22)	$(0.12)	$(0.73)	$(0.46)

Weighted average common shares outstanding -basic and diluted	22,284,528	17,691,114	20,499,917	16,419,225

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	March 31, 2018	March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,986,254)	$(7,532,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	783,857	61,374
Amortization of intangibles	12,401	5,063
Share-based compensation	3,628,331	2,952,850
Change in fair value of derivative liabilities	—	877,490
Change in fair value of contingent liability	(555,756)	—
Changes in operating assets and liabilities:
Accounts receivable	(518,920)	—
Inventory	118,971	(5,990)
Prepaid expenses	(71,556)	(70,896)
Deposits	—	(688,651)
Other current assets	(16,090)	—
Other assets	(1,596)	—
Accounts payable and accrued expenses	407,961	339,561
Deferred revenue	113,438	30,500
Net Cash Used In Operating Activities	(11,085,213)	(4,031,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(5,282,617)	(542,551)
Cash paid for intangibles	(42,123)	(51,684)
Net Cash Used In Investing Activities	(5,324,740)	(594,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	13,199,930	9,841,027
Proceeds from exercise of warrants	50,665	55,000
Net Cash Provided By Financing Activities	13,250,595	9,896,027

Net (Decrease) Increase in Cash	(3,159,358)	5,270,255

Cash - Beginning of Period	9,631,520	4,155,444

Cash - End of Period	$6,472,162	$9,425,699

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$—	$—
Interest	$199	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock compensation payable	$163,746	$485,916
Warrants issued for stock issuance costs	$645,757	$715,081
Reclassification of derivative liability to additional paid in capital	$—	$2,200,219
Reclassification of fixed assets to assets held for sale, net	$117,023	$—

See accompanying notes to the condensed consolidated financial statements

AKOUSTIS TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2018

Note 1. Organization

Akoustis Technologies, Inc (“the Company”) was incorporated under the laws of the State of Nevada on April 10, 2013. Effective December 15, 2016, the Company changed its state of incorporation from the State of Nevada to the State of Delaware. Through its subsidiary, Akoustis, Inc. (a Delaware corporation), the Company, headquartered in Huntersville, North Carolina, is focused on delivering radio frequency (“RF”) filters for next-generation mobile wireless devices using its patented BulkONE® acoustic wave technology to address the critical frequency-selectivity requirements in today’s mobile smartphones and other wireless devices - improving the efficiency and signal quality and helping enable the Internet of Things.

The Company’s common stock is listed on the Nasdaq Capital Market under the symbol AKTS.

Note 2. Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2018, the Company had working capital of $5.3 million and an accumulated deficit of $31.5 million. Since inception, the Company has recorded approximately $1.0 million and $0.9 million of revenue from contract research and government grants, and microelectromechanical systems (“MEMS”) foundry and engineering review services, respectively. As of May 1, 2018, the Company had cash and cash equivalents of $5.2 million. The Company estimates that cash on hand, along with the net proceeds of approximately $13.5 million from the Convertible Senior Secured Notes is sufficient to fund its operations into the fourth quarter of fiscal 2019. Therefore, the Company will need to obtain additional capital to fund operations past that date. The Company is actively managing and controlling cash outflows to mitigate this risk, however, this matter raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

There is no assurance that the Company’s projections and estimates are accurate. The Company’s primary sources of funds for operations since inception have been contract research and government grants, MEMS Foundry and Engineering services revenue, sales of our equity securities, and issuance of debt. The Company needs to obtain additional capital to accomplish its business plan objectives and will continue its efforts to secure additional funds. However, the amount of funds raised, if any, may not be sufficient to enable the Company to attain profitable operations. To the extent that the Company is unsuccessful in obtaining additional financing, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Note 3. Summary of significant accounting policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the issuance of these financial statements. Operating results for the nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018 or any future interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on September 20, 2017 (the “2017 Annual Report”).

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Akoustis, Inc. On February 22, 2018, Akoustis Manufacturing New York, Inc. was merged into Akoustis, Inc., with Akoustis, Inc. as surviving entity. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revised Prior Period Amounts

The Company identified and recorded an out-of-period adjustment related to stock-based compensation that should have been recorded in the year ended June 30, 2017. The adjustment was reflected as a $725,004 increase in additional paid in capital and corresponding increase in accumulated deficit. Tabular summaries of the revisions are presented below:

	Consolidated Balance Sheet June 30, 2017
	Previously Reported	Revisions	Revised Reported
Additional paid in capital	$30,774,885	$725,004	$31,499,889

Accumulated deficit	(15,783,053)	(725,004)	(16,508,057)

	Consolidated Statement of Operations Year ended June 30, 2017
	Previously Reported	Revisions	Revised Reported
Net loss	$(9,108,240)	$(725,004)	$(9,833,244)

Net loss per common share:
Basic	$(0.54)	$(0.04)	$(0.58)

The Company analyzed the revisions under SEC Staff Accounting Bulletin No. 108 and determined that the revisions are immaterial on a quantitative and qualitative basis and that it is probable that the judgment of a reasonable person relying upon the financial statements would not have been changed or influenced by the inclusion or correction of the items in the year ended June 30, 2017. Therefore, amendment of the 2017 Annual Report is not considered necessary. However, if the adjustments to correct the errors were recorded in the first quarter of fiscal year 2018, the Company believes the impact would have been significant to such quarter and would impact comparisons to prior periods. The Company has also revised in this quarterly report on Form 10-Q the previously reported annual consolidated balance sheet as of June 30, 2017 on Form 10-K for these amounts. The Company will revise comparative prior period amounts prospectively.

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

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes, requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted.  The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%, which will result in a reduction in our effective tax rate from approximately 36.64% to 24.16% for the fiscal year ending June 30, 2018. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carryforward and valuation allowance. Deferred tax assets of approximately $9.5 million were revalued to approximately $6.2 million with a corresponding decrease to the Company’s valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending June 30, 2018, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements. Because the Tax Act became effective mid-way through the Company’s tax year, the Company will have a federal statutory income tax rate of approximately 28% for the fiscal year ending June 30, 2018 and will have an approximate 21% statutory income tax rate for fiscal years thereafter.

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three and nine months ended March 31, 2018 and 2017 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Options	1,263,859	160,000
Warrants	754,809	642,448
Totals	2,018,668	802,448

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation. The reclassifications did not have an impact on net loss as previously reported. See Note 7. Derivative Liabilities for further description of the reclassification.

Recently Issued Accounting Pronouncements

In September 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-13, Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). The new standards, among other things, provide additional implementation guidance with respect to Accounting Standards Codification (ASC) Topic 606. ASU 2017-13 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the new standard but does not expect it to have a material impact on its implementation strategies or its consolidated financial statements upon adoption.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The new standards among other things, provide additional implementation guidance with respect to ASC Topic 842. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the new standard but does not expect it to have a material impact on its implementation strategies or its consolidated financial statements upon adoption.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed consolidated financial statements.

Note 4. Acquisition of the STC-MEMS Business

On March 23, 2017, the Company entered into a Definitive Asset Purchase Agreement and a Definitive Real Property Purchase Agreement with the Research Foundation of the State University of New York (“RF-SUNY”), a New York State education corporation, on behalf of The State University of New York Polytechnic Institute, and Fuller Road Management Corporation (”FRMC”), an affiliate of RF-SUNY to acquire certain specified assets, including STC-MEMS, a semiconductor wafer-manufacturing operation and MEMS business with associated wafer-manufacturing tools (the “STC-MEMS Business”), as well as the real estate and improvements associated with the facility located in Canandaigua, New York (the “NY Facility”). The acquisition allows the Company to internalize manufacturing, increase capacity and control its wafer supply chain for single crystal bulk acoustic wave (“BAW”) radio frequency (“RF”) filters. The Company will utilize the NY Facility to consolidate all aspects of wafer manufacturing for its high-band RF filters.

The STC-MEMS Business was created in 2010 by RF-SUNY to form a vertically integrated “one-stop-shop” in smart system and smart-device innovation and manufacturing. The NY Facility was designed to provide its customers the capacity, infrastructure and operational capabilities in all areas of semiconductor and advanced manufacturing, while covering a diverse number of markets including aerospace, biomedical, communications, defense, and energy. Located just outside of Rochester, the NY Facility includes certified cleanroom manufacturing, advanced test and metrology, as well as a MEMS and optoelectronic packaging facility.

The Company also agreed to assume substantially all the on-going obligations of the STC-MEMS Business incurred in the ordinary course of business, including with respect to its 29 employees. The acquisition closed on June 26, 2017.

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

	For the Three Months Ended March 31,	For the Nine Months Ended March 31,
	2017	2017
Revenue	$890,727	$2,179,212
Net loss	$(3,622,744)	$(10,938,529)
Net loss per common share	$(0.20)	$(0.67)
Weighted average common shares outstanding	17,691,114	16,419,225

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of July 1, 2016 or to project potential operating results as of any future date or for any future periods.

Note 5. Property and equipment

Property and equipment consisted of the following as of March 31, 2018 and June 30, 2017:

	Estimated Useful Life	March 31, 2018	June 30, 2017
Land	n/a	$1,000,000	$1,000,000
Building	11 years	3,000,000	3,000,000
Equipment	3-10 years	8,571,398	3,976,077
Other	*	571,612	23,748
		13,143,010	7,999,825
Less: Accumulated depreciation		(907,459)	(146,011)
Total		$12,235,551	$7,853,814

(*) Useful lives vary from 5-10 years, as well as leasehold improvements which are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $313,438 and $35,540 for the three months ended March 31, 2018 and 2017, respectively.

The Company recorded depreciation expense of $783,857 and $61,374 for the nine months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, fixed assets with a net book value totaling $3,294,015 were not placed in service and therefore not depreciated during the period.

As of March 31, 2018, fixed assets with a net book value totaling $117,023 were reclassified to Assets held for sale on the condensed consolidated balance sheets. The Company does not expect a loss upon sale of these assets.

Note 6. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at March 31, 2018 and June 30, 2017:

	March 31, 2018	June 30, 2017
Accounts payable	$127,540	$494,515
Accrued salaries and benefits	337,157	274,050
Accrued bonuses	420,136	—
Accrued stock-based compensation to contractors	562,903	399,157
Other accrued expenses	460,924	168,646
Totals	$1,908,660	$1,336,368

Note 7. Derivative Liabilities

Upon closing of private placements in May 2015 and June 2015, the Company issued 298,551 and 26,099 warrants, respectively, to purchase the same number of shares of common stock with an exercise price of $1.50 and a five-year term to the placement agent. Upon closing of a private placement in April 2016, the Company issued 153,713 warrants to purchase the same number of shares of common stock with an exercise price of $1.60 and a five-year term to the placement agent. The Company identified certain put features embedded in the warrants that potentially could result in a net cash settlement, requiring the Company to classify the warrants as a derivative liability.

During the year ended June 30, 2017, the Company amended the warrant agreements to eliminate the derivative feature. Upon execution of the revised agreements, a total of 471,697 warrants with a fair value of $2,200,219 were reclassified from liability to equity.

During the three months ended March 31, 2018 and 2017, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $0 and $8,028, respectively, relating to the change in fair value.

During the nine months ended March 31, 2018 and 2017, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $0 and $877,490, respectively, relating to the change in fair value.

Note 8. Concentrations

For the three months ended March 31, 2018, no vendors represented greater than 10% of the Company’s purchases. For the three months ended March 31, 2017, one vendor represented 27% of the Company’s purchases.

For the nine months ended March 31, 2018, no vendors represented greater than 10% of the Company’s purchases. For the nine months ended March 31, 2017, one vendor represented 13% of the Company’s purchases.

For the three months ended March 31, 2018, three customers represented 44%, 16%, and 15%, respectively, of the Company’s non-grant related revenue.

For the three months ended March 31, 2017, one customer represented 100% of the Company’s non-grant related revenue.

For the nine months ended March 31, 2018, two customers represented 44% and 23%, respectively, of the Company’s non-grant related revenue.

For the nine months ended March 31, 2017, one customer represented 100% of the Company’s non-grant related revenue.

Note 9. Stockholders’ Equity

Equity Issuances

During the quarter ended December 31, 2017, the Company sold a total of 2,640,819 shares of its common stock at $5.50 per share in a private placement for aggregate gross proceeds of $14.5 million before deducting commissions and expenses of approximately $1.3 million. The proceeds of the offering will be used to fund development and commercialization of the Company’s technology, capital expenditures and general corporate expenditures. In addition to the commissions and expenses paid, the Company issued to the placement agents warrants to purchase 154,177 shares of the Company’s common stock. The warrants represent a cost of the offering, have a grant date fair value of $645,757 and are shown as an offset on the consolidated statements of changes in stockholders’ equity.

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

Stock Option Plans

During the nine months ended March 31, 2018, the Company granted employees and directors options to purchase 1,131,859 shares of common stock. The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Exercise price	$6.24 – $7.12
Expected term (years)	4.00 – 7.00
Risk-free interest rate	1.76 – 2.54%
Volatility	69 - 70%
Dividend yield	0%

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

The following is a summary of the option activity:

	Options	Weighted Average Exercise Price
Outstanding - June 30, 2017	160,000	$1.50
Granted	1,131,859	6.70
Exercised	—	—
Forfeited/Cancelled	(28,000)	7.12
Outstanding – March 31, 2018	1,263,859	$6.03
Exercisable – March 31, 2018	80,000	$1.50

As of March 31, 2018, the total intrinsic value of options outstanding and exercisable was $692,800 and $346,400, respectively. As of March 31, 2018, the Company has approximately $3.2 million in unrecognized stock-based compensation expense attributable to the outstanding options, which will be amortized over a period of 2.79 years.

For the three months ended March 31, 2018 and 2017, the Company recorded $540,612 and $6,888, respectively, in stock-based compensation related to stock options, which is reflected in the condensed consolidated statements of operations.

For the nine months ended March 31, 2018 and 2017, the Company recorded $1,025,453 and $20,968, respectively, in stock-based compensation related to stock options, which is reflected in the condensed consolidated statements of operations.

Restricted Stock Units and Restricted Stock Awards

The Company recognizes the compensation expense for all share-based compensation granted based on the grant date fair value for directors and employees and the reporting period remeasured fair value for consultants. Share-based compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. The fair value of the award is recorded as share-based compensation expense over the respective restricted period. Any portion of the grant awarded to consultants, directors, employees, and other service providers as to which the repurchase option has not lapsed is accrued on the condensed consolidated balance sheet as a component of accounts payable and accrued expenses. As of March 31, 2018 and June 30, 2017, the accrued stock-based compensation was $562,903 and $399,157, respectively.

A summary of unvested restricted stock awards (“RSAs”) and restricted stock unit awards (“RSUs”) outstanding as of March 31, 2018 and changes during the nine months then ended is as follows:

	Number of RSAs/RSUs	Weighted Average Fair Value per Share/Unit
Outstanding - June 30, 2017	1,460,632	$3.66
Granted	999,494	6.58
Vested	(540,160)	3.19
Forfeited/Cancelled/Repurchased	(209,651)	3.21
Outstanding – March 31, 2018	1,710,315	$5.57

During the three months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense of $941,505 and $698,103, respectively related to the RSAs and RSUs that have been issued to date. During the nine months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense of $2,533,495 and $2,931,885, respectively related to the RSAs and RSUs that have been issued to date.

As of March 31, 2018, the Company had approximately $6.1 million in unrecognized stock-based compensation expense related to the unvested shares.

Performance Awards

In March 2018 the Company granted 139,500 performance-based restricted stock units (PBRSU) to employees. The PBRSU awards contain performance and service conditions which must be satisfied for an employee to earn the award. The performance condition is based primarily on the achievement of certain performance objectives. Once earned, the PBRSU awards vest 100% on the first anniversary of the grant date. The Company recognizes compensation expense for PBRSU awards using a graded vesting model, based on the probability of the performance condition being met. For the three and nine months ended March 31, 2018, the Company recognized $69,383 of stock compensation expense on PBRSU awards.

As of March 31, 2018, the Company had approximately $0.8 million in unrecognized stock-based compensation expense related to the unvested PBRSU awards.

Note 10. Commitments

Operating Leases

The Company leases two office locations in Huntersville, NC pursuant to five- and three-year lease agreements. The three-year lease agreement expired in April 2018 in connection with a move in corporate office location. The operating leases provide for annual real estate tax and cost of living increases and contain predetermined increases in the rentals payable during the terms of the leases. The aggregate rent expense is recognized on a straight-line basis over the lease term. The total lease rental expense was $49,549 and $14,312 for the three months ended March 31, 2018 and 2017, respectively. The total lease rental expense was $101,267 and $42,716 for the nine months ended March 31, 2018 and 2017, respectively.

The Company currently leases equipment for the NY Facility on a month-to-month basis. The original lease agreement had a three-month term beginning on June 16, 2017. The aggregate rent expense is recognized on a straight-line basis over the lease term. The total lease rental expense was $71,516 and $0 for the nine months ended March 31, 2018 and 2017, respectively. The total lease rental expense was $1,429 and $0 for the three months ended March 31, 2018 and 2017, respectively.

Ontario County Industrial Development Authority Agreement

On February 27, 2018, the Company entered into a Lease and Project Agreement (the “Lease and Project Agreement”) and a Company Lease Agreement (the “Company Lease Agreement” and together with the Lease and Project Agreement, the “Agreements”), each dated as of February 1, 2018, with the Ontario County Industrial Development Agency, a public benefit corporation of the State of New York (the “OCIDA”). Pursuant to the Agreements, the Company will lease for $1.00 annually to the OCIDA an approximately 9.995 acre parcel of land in Canandaigua, New York, together with the improvements thereon (including the Company’s New York fabrication facility), and transfer title to certain related equipment and personal property to the OCIDA (collectively, the “Facility”). The OCIDA will lease the Facility back to the Company for annual rent payments specified in the Lease and Project Agreement for the Company’s primary use as research and development, manufacturing, warehouse and professional office space in its business, and to be subleased, in part, by the Company to various existing tenants. The Company estimates substantial tax savings during the term of the Agreements, which expire on December 31, 2028. In addition, subject to the terms of the Lease and Project Agreement, certain purchases and leases of eligible items will be exempt from the imposition of sales and use taxes. Subject to the terms of the Lease and Project Agreement, the OCIDA has also granted to the Company an exemption from certain mortgage recording taxes for one or more mortgages securing an aggregate principal amount not to exceed $12.0 million, or such greater amount as approved by the OCIDA in its sole and absolute discretion. The benefits provided to the Company pursuant to the terms of the Lease and Project Agreement are subject to clawback over the life of the Agreements upon certain recapture events, including certain events of default.

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

The fair value of the contingent liability was calculated by an independent third-party appraisal firm, utilizing a present value calculation based on the probability the Company sells the property triggering the contingent penalty and a discount rate of 17.5%. The 17.5% discount rate was derived from a weighted average cost of capital, modified to include the effects of the bargain purchase price. As of March 31, 2018 and June 30, 2017, the fair value of the contingent liability was $1,174,786 and $1,730,542, respectively. During the three months ended March 31, 2018 and 2017, the Company marked the contingent liability to fair value and recorded a gain of $635,061 and $0, respectively, relating to the change in fair value. During the nine months ended March 31, 2018 and 2017, the Company marked the contingent liability to fair value and recorded a gain of $555,756 and $0, respectively, relating to the change in fair value.

Litigation, Claims and Assessments

From time to time, the Company may become involved in lawsuits, investigations and claims that arise in the ordinary course of business. The Company believes it has meritorious defenses against all pending claims and intends to vigorously pursue them. While it is not possible to predict or determine the outcomes of any pending actions, the Company believes the amount of liability, if any, with respect to such actions, would not materially affect its financial position, results of operations or cash flows.

Note 11. Related Party Transactions

Consulting Services

AEG Consulting, a firm owned by one of the Co-Chairmen of the Company’s Board of Directors received $10,245 and $14,445 for consulting fees for the nine months ended March 31, 2018 and 2017, respectively. On September 27, 2017, the Company granted the Co-Chairman restricted stock units for 5,000 shares of the Company’s common stock with a fair value on the grant date of $35,600 and stock options to purchase 10,000 shares of the Company’s common stock with a fair value on the grant date of $46,292 for consulting services provided by AEG Consulting. Both awards vest 25% on each of the first four anniversaries of the grant date. The options carry an exercise price of $7.12 and have an expiration period of 7 years.

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

Note 12. Segment Information

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

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three and nine months ended March 31, 2018 and 2017 are as follows:

	Foundry Fabrication Services	RF Filters	Total

Three months ended March 31, 2018
Revenue	$255,160	$29,248	$284,408
Cost of revenue	304,528	3,760	308,288
Gross (loss)/profit	(49,368)	25,488	(23,880)
Research and development	—	3,044,957	3,044,957
General and administrative	—	2,441,992	2,441,992
Loss from Operations	$(49,368)	$(5,461,461)	$(5,510,829)

Three months ended March 31, 2017
Revenue	$—	$308,964	$308,964
Cost of revenue	—	—	—
Gross margin	—	308,964	308,964
Research and development	—	1,162,138	1,162,138
General and administrative	—	1,203,641	1,203,641
Loss from Operations	$—	$(2,056,815)	$(2,056,815)

	Foundry Fabrication Services	RF Filters	Total

Nine months ended March 31, 2018
Revenue	$844,893	$37,776	$882,669
Grant revenue	—	147,232	147,232
Cost of revenue	827,113	4,240	831,353
Gross margin	17,780	180,768	198,548
Research and development	—	9,522,353	9,522,353
General and administrative	—	6,464,518	6,464,518
Income/(Loss) from Operations	$17,780	$(15,806,103)	$(15,788,323)

Nine months ended March 31, 2017
Revenue	$—	$468,032	$468,032
Cost of revenue	—	—	—
Gross margin	—	468,032	468,032
Research and development	—	2,590,698	2,590,698
General and administrative	—	4,533,652	4,533,652
Loss from Operations	$—	$(6,656,318)	$(6,656,318)

As of March 31, 2018
Accounts receivable	$508,012	$10,908	$518,920
Property and equipment	470,530	11,765,021	12,235,551
As of June 30, 2017
Accounts receivable	$—	$—	$—
Property and equipment	424,174	7,429,640	7,853,814

Note 13. Subsequent Events

Convertible Notes

On May 14, 2018 the Company completed the offering of $15.0 million principal amount of the Company’s 6.5% Convertible Senior Secured Notes due 2023. The net proceeds of the offering after payment of offering costs are approximately $13.5 million. The notes will mature on May 31, 2023, unless earlier converted, redeemed or repurchased. Interest on the notes accrues at the rate of 6.5% per year and is payable at the Company’s option quarterly in cash and/or freely tradable shares of the Company’s common stock, subject to certain limitations. The notes may be converted into common stock at the option of the holder at any time prior to maturity at an initial conversion price of $6.55 per share, subject to adjustment under certain circumstances. If the holder elects to convert the notes at any time on or after the date that is one year after the last date of original issuance of the notes and prior to May 31, 2021, the holder will also receive a make-whole payment equal to the remaining scheduled interest payments that would have been made on the notes converted had such notes remained outstanding through May 31, 2021 (the “put date”). At the Company’s option, make-whole payments may be paid in cash and/or freely tradable shares of the Company’s common stock.

The holders of the notes will have a one-time right, exercisable prior to the put date in the manner described in the indenture relating to the notes, to require the Company to repurchase for cash all (but not less than all) of such holder’s notes on the put date at a purchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, and including, the put date.

At any time on or after May 31, 2019, if the closing sale price per share of the Company’s common stock is greater than 175% of the then-effective conversion price for each of 20 days of any 30 consecutive trading day period immediately preceding the Company’s optional redemption notice, the Company may redeem the notes at a redemption price equal to 100% of the principal amount thereof, plus accrued interest.

The notes are fully guaranteed on a senior secured basis and rank senior in right of payment to all of the Company’s existing unsecured indebtedness. The notes and the guarantees are secured by a first priority lien (subject to permitted liens) on substantially all of the Company’s and its existing and future subsidiaries’ assets, including the Canandaigua, New York manufacturing facility of the Company’s subsidiary, Akoustis, Inc., and a pledge of its equity interests in Akoustis, Inc., but excluding certain excluded property.

In connection with the issuance of the notes, the Company entered into a registration rights agreement with the initial purchasers of the notes pursuant to which the Company will file a registration statement within 90 days of the closing date of the notes offering covering the resale of the notes, the guarantees and the shares of the Company’s common stock issuable in respect of the notes

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “Akoustis,” the “Company,” “we,” “us,” and “our” refer to Akoustis Technologies, Inc. and its consolidated subsidiary, Akoustis, Inc. each of which are Delaware corporations.

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

Overview

Akoustis® is an early-stage company focused on developing, designing, and manufacturing innovative RF filter products for the mobile wireless device industry, including for products such as smartphones and tablets, cellular infrastructure equipment, and WiFi premise equipment. Located between the device’s antenna and its digital backend, the RF front-end (“RFFE”) is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. To construct the resonators that are the building blocks for the RF filter, we have developed a fundamentally new single-crystal acoustic materials and device technology manufactured in our proprietary XBAW process. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RFFE.

We believe owning the core resonator technology and manufacturing our designs is the most direct and effective means of delivering our solutions to the market. Furthermore, our technology is based upon bulk-mode resonance, which is superior to surface-mode resonance for high-band applications, 4G/LTE, emerging 5G, and WiFi frequency bands. While our target customers utilize or make the RFFE module, several customers lack access to critical high-band filter technology to compete in high-band applications and other traditional surface-mode solutions where higher power performance is required. We intend to design, manufacture, and market our RF filter products to multiple mobile phone original equipment manufacturers (“OEMs”), cellular infrastructure, and WiFi premise equipment customers and to enable broader competition among the front-end module manufacturers. We plan to operate as a “pure-play” RF filter supplier and align with the front-end module manufacturers who seek to acquire high performance filters to grow their module business.

We build prototype resonators, optimizing our proprietary XBAW single-crystal manufacturing process, in our 120,000-square foot wafer-manufacturing plant located in Canandaigua, New York, which we acquired in June 2017. To date, we have been awarded 16 patents including two blocking patents that we have licensed from Cornell and UCSB and we have over 21 additional patents pending. These patents cover our single-crystal process and technology from the substrate level through the system application layer. We leverage both federal and state level, non-dilutive R&D grants to support development and commercialization of our technology.

We are developing resonators for 4G/LTE, emerging 5G, military radar and WiFi bands and the associated proprietary models and design kits required to design our RF filters. As we stabilize the wafer process technology, we plan to engage with strategic customers to evaluate our filter prototypes. Our initial designs will target high-band 4G/LTE, emerging 5G, and WiFi frequency bands. Since Akoustis owns its core technology and controls access to its intellectual property, we expect to offer several ways to engage with potential customers. First, we intend to engage with the mobile wireless market, providing filters that we design and offer as a standard catalog component to multiple customers. Second, we expect to deliver filters to customer-supplied specifications, which we will design and fabricate for a specific customer. Finally, we will offer our models and design kits for our customers to design their own filter utilizing our proprietary technology.

We have earned minimal revenue from operations since inception, and we have funded our operations primarily with contract research and government grants, MEMS foundry and engineering review services, sales of our equity securities, and issuance of debt. We have incurred losses totaling approximately $31.5 million from inception through March 31, 2018. These losses are primarily the result of material and processing costs associated with developing and commercializing our technology, as well as personnel costs, professional fees (primarily accounting and legal), and other general and administrative (“G&A”) expenses. We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid-state device technology development and engineering of catalog and custom filter designs.

Plan of Operation

We plan to commercialize our technology by designing and manufacturing single-band and multi-band BAW RF filter solutions in our New York wafer fabrication facility. We expect our filter solutions will address problems (such as loss, bandwidth, power handling, and isolation) created by the growing number of frequency bands in the RFFE of mobile devices to support 4G/LTE, emerging 5G, and WiFi. We have prototyped our first single-band low-loss BAW filter designs for 4G/LTE frequency bands, which are dominated by competitive BAW solutions and historically cannot be addressed with low-band, lower power handling surface acoustic wave (SAW) technology. During the second half of calendar 2017 we sampled filter product prototypes to prospective customers that cover LTE-Band 41, Radar and 5GHz WiFi applications. In March and April of 2018, we announced our first two commercial products, the AKF-1252 and the AKF-1938, which we are currently sampling with customers involved in the WiFi market and military radar market, respectively. We expect to begin commercial production for one or both markets in the second half of calendar 2018. As we receive customer evaluations, we will do further iterations on the designs and provide next generation samples for evaluation and characterization.

In order to succeed, we must convince mobile phone OEMs, RFFE module manufacturers, cellular infrastructure OEMs, and WiFi premise equipment OEMs to use our single-crystal BAW filter technology in their systems and modules. However, since there are two dominant BAW filter suppliers in the industry that have high-band technology, and both utilize such technology as a competitive advantage at the module level, we expect customers that lack access to high-band filter technology will be open to engage with our pure-play filter company.

Once we complete customer validation of our technology, we expect to complete qualification of our XBAW single-crystal process technology in the first half of calendar 2018 to support an initial product family of 4G/LTE, military radar and WiFi filter solutions. Once we have stabilized our process technology in a manufacturing environment, we intend to complete a production release of our high-band filter products in the frequency range from 2.5 GHz to 6.0 GHz. The target frequency bands will be prioritized based upon customer priority. We expect this will require recruiting and hiring additional personnel and capital investments.

We plan to pursue filter design and R&D development agreements and potentially joint ventures with target customers and other strategic partners, but we cannot guarantee we will be successful in these efforts. These types of arrangements may subsidize technology development costs and qualification, filter design costs, and offer complementary technology and market intelligence and other avenues to revenue. However, we intend to retain ownership of our core technology, intellectual property, designs, and related improvements. We expect to pursue development of catalog designs for multiple customers and to offer such catalog products in multiple sales channels.

As of May 1, 2018, the Company had $5.2 million of cash and cash equivalents to fund our operations, including R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. These funds, along with the approximate $13.5 million net proceeds from the Convertible Senior Secured Notes are expected to be sufficient to fund our operations into the fourth quarter of fiscal 2019. However, there is no assurance that the Company’s projections and estimates are accurate. Our anticipated expenses include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities (including travel and administration), costs associated with the integration and operation of our New York wafer fabrication facility and related operations, legal expenses, sales and marketing costs, G&A expenses, and other costs associated with an early stage, public technology company. We anticipate increasing the number of employees; however, this is highly dependent on the nature of our development efforts, our success in commercialization, and our ability to source additional funds. We anticipate adding employees for R&D in both our New York and North Carolina facilities, as well as G&A functions, to support our efforts. We expect capital expenditures to be approximately $5.7 million for the purchase of equipment and software during the next 12 months, and we are currently investigating the feasibility of using debt facilities, equipment leases, or government grants to fund all or part of the purchase of the equipment.

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

Recent Events

On May 14, 2018 we completed the offering of $15.0 million principal amount of our 6.5% Convertible Senior Secured Notes due 2023. The net proceeds of the offering after payment of offering costs are approximately $13.5 million. The notes will mature on May 31, 2023, unless earlier converted, redeemed or repurchased. Interest on the notes accrues at the rate of 6.5% per year and is payable at the Company’s option quarterly in cash and/or freely tradable shares of the Company’s common stock, subject to certain limitations.

Results of Operations

Three Months Ended March 31, 2018 and 2017

Revenue

The Company recorded revenue of $284,408 during the three months ended March 31, 2018, of which $255,160 was revenue for foundry services provided at our New York fabrication facility, acquired on June 26, 2017 (the “NY Facility”). The remaining revenue consisted primarily of sales of amplifier product. The Company recorded revenue of $308,964 in the comparative three-month period ended March 31, 2017, primarily consisting of grant revenue.

Cost of Revenue

The Company recorded cost of revenue of $308,288 for the three months ended March 31, 2018 which included direct labor, direct materials and facility costs associated with the foundry services revenue. The Company did not record any cost of revenue for the comparative three-month period of 2017.

Operating Expenses

Total operating expenses for the three-month period ended March 31, 2018 were $5.5 million and included R&D expenses of $3.0 million and G&A expenses of $2.5 million. Total operating expenses for the three-month period ended March 31, 2017 were $2.4 million and included R&D expenses of $1.2 million and G&A expenses of $1.2 million.

Research and Development Expenses

R&D expenses of $3.0 million for the three months ended March 31, 2018 were comprised primarily of salaries and wages for R&D personnel of $1,368,000, stock-based compensation of $682,000, facility costs of $802,000, and depreciation of $221,000. R&D expense for the three months ended March 31, 2017 was $1.2 million. The period over period increase was $1.8 million, or 162%. The higher spend was due to the increase in salaries and wages for the assumed R&D personnel in our recently acquired NY Facility, as well as incremental R&D hires made since the closing of the acquisition. In addition, we saw an increase of $278,000, or 69%, in stock-based compensation associated with R&D personnel due to restricted stock grants made. Facility costs of $802,000 were associated with the NY Facility acquired in June 2017 and include utilities of $154,000, repair and maintenance costs of $412,000, and supplies and parts costs of $236,000. Depreciation expense of $221,000 was higher over the comparative period by $186,000, mainly due to higher depreciation recorded for assets included in the NY Facility acquisition.

General and Administrative Expense

G&A expenses were $2.5 million for the three months ended March 31, 2018, as compared to $1.2 million for the three months ended March 31, 2017, an increase of $1.3 million, or 103%. G&A expense for the quarter was comprised primarily of salary and wages of $541,000, stock-based compensation of $870,000, professional fees (primarily legal and accounting) of $446,000, insurance of $79,000, recruiting and relocating fees of $69,000, depreciation of $92,000, and travel of $70,000. We recorded an increase of $206,000, or 62%, in salaries and wages due to the onboarding of new administrative personnel since March 31, 2017. Stock-based compensation of $870,000 increased from the comparative period by $569,000, or 189%, and depreciation increased by $92,000. Professional fees increased by $153,000, or 52%, mainly for accounting fees due to costs associated with the valuation of the NY Facility and the fees for the review and audit of the associated filings.

Net Loss

The Company recorded a net loss of $4.8 million for the three months ended March 31, 2018, compared to a net loss of $2.1 million for the three months ended March 31, 2017. The primary drivers of the additional loss of $2.7 million were higher personnel cost primarily in the NY Facility (higher by $1.2 million), increased stock based compensation expense of $847,000, and higher depreciation and facility costs of $278,000 and $795,000, respectively, both mainly due to the ramp up of R&D activities and the acquisition of the NY Facility, offset by a $635,000 gain on the change in fair value of derivative liabilities.

Nine Months Ended March 31, 2018 and 2017

Revenue

The Company recorded revenue of $1,029,901 during the nine months ended March 31, 2018, of which $844,892 was revenue for foundry services provided at the NY Facility. The remaining revenue consisted primarily of grant revenue. The Company recorded revenue of $468,032 in the comparative nine-month period ended March 31, 2017, primarily consisting of grant revenue.

Cost of Revenue

The Company recorded cost of revenue of $831,353 for the nine months ended March 31, 2018, which included direct labor, direct materials and facility costs associated with the foundry services revenue. The Company did not record any cost of revenue for the comparative nine-month period of 2017.

Operating Expenses

Total operating expenses for the nine-month period ended March 31, 2018 were $16.0 million and included R&D expenses of $9.5 million and G&A expenses of $6.5 million. Total operating expenses for the nine-month period ended March 31, 2017 were $7.1 million and included R&D expenses of $2.6 million and G&A expenses of $4.5 million.

Research and Development Expenses

R&D expenses of $9.5 million for the nine months ended March 31, 2018 were comprised primarily of salaries and wages for R&D personnel of $3,736,000, stock-based compensation of $1,794,000, material and third-party processing costs of $761,000, facility costs of $2,585,000 and depreciation of $542,000. R&D expense for the nine months ended March 31, 2017 was $2.6 million. The period-over-period increase was $6.9 million, or 268%. The higher spend was due to the increase in salaries and wages for the assumed R&D personnel in our recently acquired NY Facility as well as incremental R&D hires made since the closing of the acquisition. In addition, we saw an increase of $926,000, or 106%, in stock-based compensation associated with R&D personnel due to restricted stock grants made to personnel. Material and third-party material processing costs increased over the comparative nine-month period by $83,000, or 12%, as the result of the ramp up of development activities, primarily in the NY Facility. Facility costs of $2,585,000 were associated with the NY Facility and included utilities of $755,000, repair and maintenance costs of $1,101,000, and supplies and parts costs of $729,000. Depreciation expense of $542,000 for the nine months ended March 31, 2018 was higher over the comparative nine-month period ended March 31, 2017 by $484,000, mainly due to higher depreciation recorded for assets included in the NY Facility acquisition.

General and Administrative Expense

G&A expenses were $6.5 million for the nine months ended March 31, 2018, compared to $4.5 million for the nine months ended March 31, 2017, an increase of $2.0 million, or 43%. G&A expense for the nine months ended March 31, 2018 was comprised primarily of salary and wages of $1,471,000, stock-based compensation of $1,834,000, professional fees (primarily legal and accounting) of $1,395,000, insurance of $242,000, depreciation of $242,000, recruiting and relocation fees of $373,000, and travel of $260,000. We recorded an increase of $549,000, or 60%, in salaries and wages, and an increase of $305,000 in relocation and recruiting fees due to the onboarding of new administrative personnel since March 31, 2017. Stock-based compensation of $1,834,000 decreased from the comparative period by $250,000, or 12%. Professional fees increased by $492,000, or 54%, mainly for accounting fees due to costs associated with the valuation of the NY Facility and the fees for the review and audit of the associated filings. Travel expense for G&A personnel increased by $107,000, or 70%, due to increased travel to the NY Facility for transition activities, as well as increased travel associated with investor conferences and customer outreach.

Net Loss

The Company recorded a net loss of $15.0 million for the nine months ended March 31, 2018, compared to a net loss of $7.5 million for the nine months ended March 31, 2017. The primary drivers of the additional loss of $7.5 million were higher personnel costs primarily in the NY Facility (higher by $3.4 million), increased depreciation of $723,000, higher professional fees of $492,000, increased stock based compensation expense of $676,000, and higher material and material processing costs and facility costs of $83,000 and $2,565,000, respectively, both mainly due to the ramp up of R&D activities and the acquisition of the NY Facility, and an $877,000 loss on the change in the fair value of derivative liabilities recorded in the nine months ended March 31, 2017, offset by a $556,000 gain on the change in fair value of derivative liabilities..

Liquidity and Capital Resources

Since inception, the Company has recorded approximately $1.0 million and $0.9 million of revenue from contract research and government grants, and MEMS foundry and engineering review services, respectively. Our operations thus far have been funded primarily with contract research and government grants, sales of our equity securities, and debt.

The Company has $6.5 million of cash on hand as of March 31, 2018, which reflects a decrease of $3.2 million compared to $9.6 million as of June 30, 2017. The $3.2 million decrease is primarily due to $11.1 million in net cash used in operating activities and $5.3 million in capital expenditures from July 1, 2017 to March 31, 2018, offset by the receipt of $13.3 million in net proceeds from sales of our common stock during the nine months ended March 31, 2018. The Company estimates that cash on hand, along with the approximate $13.5 million net proceeds from the Convertible Senior Secured Notes will fund its operations, including current capital expense commitments into the fourth quarter of fiscal 2019. As a result, we will need to obtain additional capital through the sale of additional equity securities, debt and additional grants, or otherwise, to fund operations past that date. There is no assurance that the Company’s projections and estimates are accurate. Although the Company is actively managing and controlling the Company’s cash outflows to mitigate these risks, these matters raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing.

Balance Sheet and Working Capital

March 31, 2018 compared to June 30, 2017

As of March 31, 2018, the Company had current assets of $7.3 million made up primarily of cash on hand of $6.5 million, accounts receivable of $519,000 and prepaid expenses of $230,000. Current assets as of the end of the prior year were $10.0 million. The decrease in current assets of $2.7 million was due to a $3.2 million decrease in cash on hand and a decrease in inventory of $119,000, partially offset by increases in receivables of $519,000 and prepaid expenses of $72,000.

Property, plant and equipment, net was $12.2 million as of March 31, 2018, compared to $7.9 million as of June 30, 2017. The $4.4 million increase is mostly due to purchases of property and equipment for the NY Facility of $5.3 million, offset by additional depreciation of $0.8 million .

Other assets, primarily assets held for sale, intangibles and deposits, were $366,000 as of March 31, 2018, compared to $217,000 as of June 30, 2017. The increase is primarily attributable to the reclassification of fixed assets to assets held for sale totaling $117,000, and additional intangibles.

Total assets as of March 31, 2018 were $20.0 million, compared to $18.1 million at June 30, 2017.

Current liabilities as of March 31, 2018 were $2.0 million, an increase of $686,000 compared to $1.4 million as of June 30, 2017. The increase was mainly in accounts payable and accrued expenses of $572,000 mostly due to payroll-related accruals, and stock-based compensation accruals, as well as an increase in deferred revenue of $113,000.

Long-term liabilities totaled $1.2 million as of March 31, 2018 and $1.7 million as of June 30, 2017, representing the long-term contingent real estate liability associated with the acquisition of the NY Facility.

Stockholders’ equity was $16.7 million as of March 31, 2018, compared to $15.0 million as of June 30, 2017. The increase of $1.7 million was due to the $16.7 million increase in additional paid-in-capital primarily due to the recording of stock-based compensation of $3.6 million, and net proceeds from the issuance of common stock of $13.2 million, partially offset by the $15.0 million net loss recorded for the nine months ended March 31, 2018.

Working capital as of March 31, 2018 was $5.3 million, compared to $8.7 million as of June 30, 2017. The primary use of cash was to fund operations as well as invest in additional R&D equipment.

Cash Flow Analysis

Operating activities used cash of $11.1 million for the nine months ended March 31, 2018, compared to $4.0 million for the nine months ended March 31, 2017. The $7.1 million increase in cash used was attributable to higher operating expenses of $7.5 million associated with the ramp up of R&D and commercialization activities and the increased costs associated with the NY Facility, an increase in accounts receivable of $0.5 million, a $0.6 million change in fair value of contingent liabilities, and $0.9 million change in fair value of derivative liabilities. This was partially offset by a decrease in deposits of $0.7 million, an increase in share based compensation of $0.7 million and higher period-over-period depreciation expense of $0.7 million.

Investing activities used cash of $5.3 million for the nine months ended March 31, 2018, compared to $0.6 million for the nine months ended March 31, 2017. The increase was mostly due to investments in fixed assets for the NY Facility to enhance our development and commercialization efforts.

Financing activities provided cash of $13.3 million for the nine months ended March 31, 2018, compared to $9.9 million for the nine months ended March 31, 2017 due to proceeds we received from the issuance of common stock during the nine months ended March 31, 2018.

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

We conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to (i) the material weakness in our internal control over financial reporting described in Part II, Item 9A of our 2017 Annual Report, which material weakness relates to our acquisition accounting and reporting practices in connection with the acquisition of the NY Facility and related operations; and (ii) a material weakness in the design of our internal controls related to our accounting for and reporting of stock-based compensation.

Remediation Plan

We cannot yet estimate when the material weaknesses in our internal control over financial reporting will be fully remediated. Since the filing of our 2017 Annual Report, we have hired three additional individuals into the finance and accounting team, including a new Corporate Controller, Director of Tax and Treasury, and Accounting Manager. While these new hires increase the size and capabilities of our accounting department in accordance with our previously disclosed remediation plan, in order to fully remediate the material weaknesses, we intend to take the following additional actions to improve the overall process of our acquisition and stock-based compensation accounting and reporting practices:

●	Provide additional training to employees in the accounting department to increase the department’s capabilities and strengthen their understanding of our accounting and internal control policies and procedures;
●	Place less reliance on external consultants and Microsoft Excel spreadsheets; and
●	Perform additional internal review processes, including enhancing our Internal Audit programs, in the compilation and reporting of financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases

Unvested restricted stock awards granted under the Akoustis, Inc. 2014 Stock Plan (the “2014 Plan”) and the Akoustis Technologies, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) are subject to repurchase options upon certain terminations of the respective recipient’s service with the Company. Under the terms of the respective award agreements, repurchases will generally be made for no value or for par value. During the third quarter of fiscal 2018, the Company repurchased an aggregate 110,500 shares of restricted stock in connection with the resignation of two employees pursuant to the terms of such employees’ respective award agreements, as shown in the table below.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 2018	—	—	—	667,220
February 2018	102,500	—	102,500	563,708
March 2018	8,000	—	8,000	547,821
Total	110,500	—	110,500	547,821

(1)	As of March 31, 2018, approximately 124,071 shares and 423,750 shares remain subject to repurchase options under the 2014 Plan and the 2015 Plan, respectively. The repurchase options expire as the restricted shares vest and generally extend through August 2020.

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

Dated: May 14, 2018	Akoustis Technologies, Inc.

	By:	/s/ John T. Kurtzweil
John T. Kurtzweil
Chief Financial Officer
(Principal Financial and Accounting Officer)