Form 10-Q
period 2018-09-30
Akoustis Technologies, Inc.
filed 2018-11-05
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

As of October 25, 2018, there were 29,624,422 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

AKOUSTIS TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Akoustis Technologies, Inc.

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2018	2018
	(Unaudited)
Assets

Assets:
Cash and cash equivalents	$9,074,816	$14,816,717
Accounts receivable	318,993	214,659
Inventory	48,210	57,556
Prepaid expenses	330,880	305,942
Other current assets	861,488	484,173
Total current assets	10,634,387	15,879,047

Property and equipment, net	13,291,696	12,820,169

Intangibles, net	314,767	264,295

Assets held for sale, net	302,605	333,250

Other assets	73,656	11,155
Total Assets	$24,617,111	$29,307,916

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$2,114,074	$2,593,432
Deferred revenue	95,979	52,938
Total current liabilities	2,210,053	2,646,370

Long-term Liabilities:
Contingent real estate liability	1,276,890	1,229,966
Convertible notes payable, net	11,866,823	11,464,632
Other long-term liabilities	123,337	117,086
Total long-term liabilities	13,267,050	12,811,684

Total Liabilities	15,477,103	15,458,054

Stockholders’ Equity
Preferred Stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 22,374,422 and 22,203,437 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	22,374	22,203
Additional paid in capital	54,651,601	52,074,343
Accumulated deficit	(45,533,967)	(38,246,684)
Total Stockholders’ Equity	9,140,008	13,849,862
Total Liabilities and Stockholders’ Equity	$24,617,111	$29,307,916

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017

Revenue
Revenue with customers	$203,549	$300,940
Grant revenue	109,472	—
Total Revenue	313,021	300,940

Cost of revenue	143,844	193,229

Gross profit	169,177	107,711

Operating expenses
Research and development	4,406,182	3,004,365
General and administrative expenses	2,459,540	1,832,622
Total operating expenses	6,865,722	4,836,987

Loss from operations	(6,696,545)	(4,729,276)

Other (expense) income
Rental income	68,671	85,344
Interest (expense) income	(481,602)	734
Change in fair value of contingent real estate liability	(46,924)	—
Change in fair value of derivative liabilities	(151,299)	—
Total other (expense) income	(611,154)	86,078
Net loss	$(7,307,699)	$(4,643,198)

Net loss per common share - basic and diluted	$(0.33)	$(0.24)

Weighted average common shares outstanding -basic and diluted	22,240,748	19,167,500

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	September 30, 2018	September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,307,699)	$(4,643,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	573,183	237,225
Share-based compensation	2,098,311	597,880
Change in fair value of derivative liabilities	151,299	—
Amortization of debt discount	250,892	—
Change in fair value of contingent real estate liability	46,924	—
Changes in operating assets and liabilities:
Accounts receivable	(104,334)	(304,620)
Inventory	9,346	109,194
Prepaid expenses	(24,938)	(39,915)
Other current asset	(339,763)	(7,511)
Other assets	(62,501)	(170,289)
Accounts payable and accrued expenses	(70,760)	2,522,208
Change in other long-term liabilities	6,251	—
Deferred revenue	25,905	22,136
Net Cash Used In Operating Activities	(4,747,884)	(1,676,890)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(1,049,711)	(2,548,632)
Cash received from sale of assets held for sale	30,645	—
Cash paid for intangibles	(45,471)	(11,627)
Net Cash Used In Investing Activities	(1,064,537)	(2,560,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	70,520	47,665
Net Cash Provided By Financing Activities	70,520	47,665

Net Increase (Decrease) in Cash	(5,741,901)	(4,189,484)

Cash - Beginning of Period	14,816,717	9,631,520

Cash - End of Period	$9,074,816	$5,442,036

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$—	$—
Interest	$—	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrued interest paid in common shares	$289,790	$—
Stock compensation payable	$199,752	$60,885
Stock issuance costs in accounts payable and accrued expenses	$80,944	$—
ASC 606 transition adjustment	$20,416	$—
Derivative liability of convertible notes	$1,256,000	$—

See accompanying notes to the condensed consolidated financial statements

AKOUSTIS TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Akoustis Technologies, Inc (“the Company”) was incorporated under the laws of the State of Nevada on April 10, 2013. Effective December 15, 2016, the Company changed its state of incorporation from the State of Nevada to the State of Delaware. Through its subsidiary, Akoustis, Inc. (a Delaware corporation), the Company, headquartered in Huntersville, North Carolina, is focused on developing, designing, and manufacturing innovative RF filter products for the mobile wireless device industry, including for products such as smartphones and tablets, cellular infrastructure equipment, and WiFi premise equipment. Located between the device’s antenna and its digital backend, the RF front-end (“RFFE”) is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. To construct the resonators that are the building blocks for the RF filter, the Company has developed a fundamentally new single-crystal acoustic materials and device technology manufactured with its proprietary XBAW process. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RFFE.

The Company’s common stock is listed on the Nasdaq Capital Market under the symbol AKTS.

Note 2. Liquidity

On October 23, 2018, the Company sold 7,250,000 shares of the Company’s common stock in an underwritten public offering. The Company granted the underwriters an option to purchase, for a period of 30 calendar days from October 19, 2018, up to an additional 1,087,500 shares of common stock. The Company estimates that the net proceeds from the common stock offering after payment of issuance costs of approximately $2.3 million are approximately $28.5 million, or approximately $32.9 million if the underwriters exercise their over-allotment option in full, in each case, after deducting the underwriting discount and estimated offering expenses payable by the Company.

Additionally, on October 23, 2018 the Company completed an offering of $10.0 million principal amount of the Company’s 6.5% Convertible Senior Secured Notes due 2023. The net proceeds of the offering after payment of offering costs of approximately $1.1 million are approximately $8.9 million.

At September 30, 2018, the Company had cash and cash equivalents of $9.1 million and working capital of $8.4 million. The Company has incurred recurring operating losses, and has experienced net cash used in operating activities of $4.7 million for the three months ended September 30, 2018 which raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date. However, as a result of the convertible note offering and common stock offerings described above, as of October 25, 2018 the Company had $45.9 million of cash and cash equivalents which alleviated any substantial doubt about the Company’s ability to continue as a going concern. These funds will be used to fund the Company’s operations, including capital expenditures, R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. These funds are sufficient to fund our operations beyond the next twelve months from the date of filing of this Form 10-Q.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the filing of this Form 10-Q. Operating results for the quarter ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019 or any future interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on August 29, 2018 (the “2018 Annual Report”).

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

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 3-Summary of Significant Accounting Policies in the 2018 Annual Report. Since the date of the 2018 Annual Report, other than adopting ASC 606 “Revenue From Contracts With Customers” discussed in the footnote below, there have been no material changes to the Company’s significant accounting policies. The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the accompanying notes thereto. These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, deferred taxes and related valuation allowances, revenue recognition, contingent real estate liability and the fair values of long-lived assets. Actual results could differ from the estimates.

Revenue Recognition from Contracts with Customers

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The Company adopted this guidance and related amendments as of the first quarter of fiscal 2019, applying the modified retrospective transition method. The Company has determined that there was a $20,415 adjustment needed to retained earnings due to the application of the standard on contracts not completed at the date of initial application.

To achieve this core principle, the Company applies the following five steps:

Step l - Identify the Contract with the Customer - A contract exists when (a) the parties to the contract have approved the contract and are committed to perform their respective obligations, (b) the entity can identify each party’s rights regarding the goods or services to be transferred, (c) the entity can identify the payment terms for the goods or services to be transferred, (d) the contract has commercial substance and (e) it is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

Step 2 - Identify Performance Obligations in the Contract - Upon execution of a contract, the Company identifies as performance obligations each promise to transfer to the customer either (a) goods or services that are distinct or (b) a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. To the extent a contract includes multiple promised goods or services, the Company must apply judgement to determine whether the goods or services are capable of being distinct within the context of the contract. If these criteria are not met, the goods or services are accounted for as a combined performance obligation. The Company considers the performance obligation in a product sale to be title transfer of the specified product to the customer. The transfer of title occurs according to the purchase order (contract) specification. The Company considers performance obligations related to foundry fabrication services to be title transfer of the specified product or prototype to the customer. The transfer of title occurs according to the purchase order (contract) specification. In the absence of title transfer language, transfer occurs at the time of shipment.

Step 3 - Determine the Transaction Price - The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products or services to the customer. Generally, all contracts include fixed consideration. If a contract did include variable consideration, the Company would determine the amount of variable consideration that should be included in the transaction price based on expected value method. Variable consideration would be included in the transaction price, if in the Company’s judgement, it is probable that a significant future reversal of cumulative revenue under the contract would not occur.

Step 4 - Allocate the Transaction Price - After the transaction price has been determined, the next step is to allocate the transaction price to each performance obligation in the contract. If the contract only has one performance obligation, the entire transaction price will be applied to that obligation. If the contract has multiple performance obligations, the transaction price is allocated to the performance obligations based on the relative standalone selling price (SSP) at contract inception.

Step 5 - Satisfaction of the Performance Obligations (and Recognition of Revenue) - When an asset is transferred, and the customer obtains control of the asset (or the services are rendered), the Company recognizes revenue. At contract inception, the Company determines if each performance obligation is satisfied at a point in time or over time. The Company will recognize sales of its product in the period that title of the product is transferred to the customer. The Company will evaluate foundry fabrication services contracts on a case by case basis as they vary with regards to enforceable right and alternative use. If an unrestricted, enforceable right and no alternative use exists, the Company will recognize revenue over time utilizing the input method which the Company considers to be the best method of measuring progress toward complete satisfaction of the performance obligation. However, if either of these does not exist, the Company will recognize revenue at a point in time based on title transfer of the final prototype or specified product.

Disaggregation of Revenue

The Company’s primary revenue streams include Foundry Fabrication Services, and Product Sales.

Foundry Fabrication Services

Foundry fabrication services revenue includes MEMS foundry services and Non Recurring Engineering (NRE). Under these contracts, products are delivered to the customer at the completion of the service which represents satisfaction of the performance obligation. Depending on language with regards to enforceable right to payment for performance completed to date, related revenue will either be recognized over time or at a point in time.

Product Sales

Product sales revenue consists of sales of RF filters and amps which are sold with contract terms stating that title passes and the customer takes control at the time of shipment. Revenue is then recognized when the devices are shipped and the performance obligation has been satisfied. If devices are sold under contract terms that specify that the customer does not take ownership until the goods are received, revenue is recognized when the customer receives the goods.

The following table summarizes the revenues of the Company’s reportable segments for the three months ended September 30, 2018:

	Foundry Services Revenue	RF Filter Revenue	Total Revenue with Customers
MEMS	$117,607	$—	$117,607
NRE	30,475	—	30,475
Filters/Amps	—	55,467	55,467
Total	$148,082	$55,467	$203,549

Performance Obligations

The Company has determined that contracts for product sales revenue and foundry fabrication services revenue involve one performance obligation, which is delivery of the final product.

Contract Balances

The Company records a receivable when the title for goods has transferred. Generally, all sales are contract sales (with either an underlying contract or purchase order), resulting in all receivables being contract receivables. When invoicing occurs prior to revenue recognition a contract liability is recorded (as deferred revenue on the Condensed Consolidated Balance Sheet). Revenues recognized during the quarter that were included in the beginning balance of deferred revenue were $25,438. Deferred revenues increased by $43,041 due to invoicing in excess of revenue recognition for NRE projects with point in time treatment. Additionally, contract assets, which represents contracts in which more revenue has been recognized than invoiced, increased by $6,612.

The Company’s accounts receivable balance from contracts with customers represents an unconditional right to receive consideration. Payments are due within one year of completion of the performance obligation and subsequent invoicing and therefore do not include significant financing components. To date there have been no impairment losses on accounts receivable , and contract assets and contract liabilities recorded on the Condensed Consolidated Balance Sheets were immaterial in the periods presented.

Backlog of Remaining Customer Performance Obligations

Revenue expected to be recognized and recorded as sales during this fiscal year from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period was $0.4 million at September 30, 2018.

Grant Revenue

The Company applies for the grants from various government bodies (state & federal), such as the National Science Foundation (“NSF”) to support research and development. In addition, the Company is eligible for “matching awards” from state boards to provide additional funds to the Company to supplement the funds awarded under the Federal grant program. The Company records grant revenue as a part of revenue from operations due to the fact that grant revenue is viewed as an ongoing function of its intended operations. The revenue from grants is not viewed as “incidental” or “peripheral” which would result in the presentation of grant revenue as “Other income”. The Company recognizes nonrefundable grant revenue when the performance obligations have been met, application has been submitted and approval is reasonably assured.

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three months ended September 30, 2018 and 2017 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Convertible Notes	2,290,077	—
Options	1,364,859	675,000
Warrants	728,493	602,632
Total	4,383,429	1,277,632

Shares Outstanding

Shares outstanding include shares of restricted stock with respect to which restrictions have not lapsed. Restricted stock included in reportable shares outstanding was 513,425 shares and 1,566,078 as of September 30, 2018 and 2017, respectively. Shares of restricted stock are included in the calculation of weighted average shares outstanding.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation. The reclassifications, including the reclassification related to an amendment of warrant agreements to eliminate a derivative liability feature, did not have an impact on net loss as previously reported.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and in May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. These standards and their effect on the Company’s consolidated financial statements and related disclosures are discussed above under “Revenue Recognition.”

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases” (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted, and entities may also elect the optional transition method provided under ASU 2018-11, Leases, Topic 842: Targeted Improvement, issued in July 2018, allowing for application of the standard at the adoption date, with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company does not expect the new standard will have a material effect on the consolidated financial statements and related disclosures

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is evaluating the effect that ASU 2017-11 will have on its financial statements and related disclosures.

In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic718): Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after the grant date. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606, Revenue from Contracts with Customers (as described above under “Revenue Recognition”). The Company does not believe the new standard will have a significant impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. This update is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of each entity’s financial statements. The amendments in this update apply to all entities that are required, under existing U.S. GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating this guidance and the impact of this update on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed consolidated financial statements.

Note 4. Property and Equipment

Property and equipment consisted of the following as of September 30, 2018 and June 30, 2018:

	Estimated Useful Life	September 30, 2018	June 30, 2018
Land	n/a	$1,000,000	$1,000,000
Building	11 years	3,000,000	3,000,000
Equipment	2-10 years	9,924,788	9,126,755
Other	*	1,309,532	1,057,854
		15,234,320	14,184,609
Less: Accumulated depreciation		(1,942,624)	(1,364,440)
Total		$13,291,696	$12,820,169

(*) Useful lives vary from 3-10 years, as well as leasehold improvements which are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $578,184 and $233,310 for the three months ended September 30, 2018 and 2017, respectively.

Note 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2018 and June 30, 2018:

	September 30, 2018	June 30, 2018
Accounts payable	$354,766	$139,152
Accrued salaries and benefits	602,481	505,463
Accrued bonuses	443,016	750,442
Accrued stock-based compensation	195,786	395,539
Accrued professional fees	206,650	293,024
Accrued utilities	92,754	103,277
Accrued interest	81,250	127,292
Accrued good received not invoiced	51,216	160,199
Other accrued expenses	86,155	119,044
Totals	$2,114,074	$2,593,432

Note 6. Derivative Liabilities

The Company’s 6.5% Convertible Senior Secured Notes due 2023 issued in May 2018 contain certain derivative features, as described in Note 7 - Convertible Notes. The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2018:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, July 1, 2018	$1,104,701
Change in fair value of derivative liabilities	151,299
Balance, September 30, 2018	$1,256,000

The fair value of the derivative features of the convertible note at the balance sheet dates were calculated using the with-and-without method, a form of the income approach, valued with the following weighted average assumptions:

	September 30, 2018	June 30, 2018
Risk free interest rate	2.96%	2.73%
Dividend yield	0.00%	0.00%
Expected volatility	45%	42%
Remaining term (years)	4.67	4.92

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Bill with a similar term on the date of the issuance.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

Volatility: The Company estimated the expected volatility of the stock price based on the corresponding volatility of the Company’s peer group stock price for a period consistent with the convertible notes’ expected term.

Remaining term: The Company’s remaining term is based on the remaining contractual term of the convertible notes.

Note 7.  Convertible Notes

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

The Company analyzed the components of the convertible notes for embedded derivatives and the application of the corresponding accounting treatment. This analysis determined that certain features of the notes (i.e, the interest make-whole payment and the qualifying fundamental change payments) represented derivatives that require bifurcation from the host contract. The fair value of these components of $1,158,800 was recorded as a debt discount and will be adjusted to fair value at the end of each future reporting period.

	September 30, 2018	June 30, 2018
Principal	$15,000,000	$15,000,000
Debt Discount	(4,389,177)	(4,640,069)
Derivative Liabilities	1,256,000	1,104,701
Total	$11,866,823	$11,464,632

Note 8.  Concentrations

Vendors

For the three months ended September 30, 2018, one vendor represented approximately 27% of the Company’s purchases.

For the three months ended September 30, 2017, no vendors represented 10% or more of the Company’s purchases.

Customers

For the three months ended September 30, 2018, four customers represented 40%, 17%, 15%, and 14%, respectively, of the Company’s non-grant related revenue.

For the three months ended September 30, 2017, three customers represented 59%, 25%, and 12%, respectively, of the Company’s non-grant related revenue.

Note 9. Stockholders’ Equity

Equity incentive plans

During the three months ended September 30, 2018, the Company granted employees and directors options to purchase an aggregate of 26,000 shares of common stock with a (weighted average) grant date fair value of $4.57. The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model.

During the three months ended September 30, 2018 the Company awarded certain employees and contractors grants of an aggregate of 164,000 restricted stock units (“RSUs”) with a weighted average grant date fair value of $8.46. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest over 4 years.

During the three months ended September 30, 2018 the Company granted 119,500 performance-based restricted stock units (“PBRSU”) to employees with a (weighted average) grant date fair value per share of $8.30. The PBRSU awards contain performance and service conditions which must be satisfied for an employee to earn the award.

Any portion of grants awarded to consultants and other service providers as to which the repurchase option for restricted stock awards has not lapsed or for which an option or restricted stock unit has not vested is accrued on the Condensed Consolidated Balance Sheet as a component of accounts payable and accrued expenses. As of September 30, 2018 and June 30, 2018, the accrued stock-based compensation was $195,786 and $395,539, respectively.

Compensation expense related to our stock-based awards described above was as follows:

	Three Months Ended September 30,
	2018	2017
Share based compensation expense	$2,098,311	$597,880

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows:

	As of September 30, 2018
	Unrecognized stock- based compensation	Weighted- average years to be recognized
Options	$2,266,962	2.46
Restricted stock awards/units	$5,115,052	1.51
Performance based units	$960,561	0.87

Note 10. Grant Agreement

On July 24, 2018 the Company executed a grant agreement with the Town of Canandaigua, through the Community Development Block Grant. The purpose of the grant is to provide financing in support of the purchase and installation of new machinery and equipment at its fabrication facility in Canandaigua, New York (the “NY Facility”) made between June 27, 2017 and June 27, 2019. The grant is subject to certain terms and conditions and allows for disbursement of up to $734,000 in grants. As of September 30, 2018, the Company utilized $0 to support the purchase and installation of new machinery and equipment.

Note 11. Commitments and Contingencies

Operating Leases

The Company leased three office locations in Huntersville, NC pursuant to three- and five-year lease agreements, and one month-to-month lease. The three-year lease agreement expired in April 2018 in connection with a move in corporate office location, and the five-year lease agreement expires in November 2022. The operating leases provide for annual real estate tax and cost of living increases and contain predetermined increases in the rentals payable during the terms of the leases. The aggregate rent expense is recognized on a straight-line basis over the lease term. The total lease rental expense was $36,803 and $17,107 for the three months ended September 30, 2018 and 2017, respectively.

The aggregate rent expense on various equipment for the Huntersville, NC location and the NY Facility is recognized on a straight-line basis over the lease term. The total lease rental expense was $19,712 and $59,399 for the three months ended September 30, 2018 and 2017, respectively.

Ontario County Industrial Development Authority Agreement

Industrial Development Agency, a public benefit corporation of the State of New York (the “OCIDA”). Pursuant to the OCIDA Agreements, the Company will lease for $1.00 annually to the OCIDA an approximately 9.995-acre parcel of land in Canandaigua, New York, together with the improvements thereon (including the NY Facility), and transfer title to certain related equipment and personal property to the OCIDA. The OCIDA will lease such land and improvements back to the Company for annual rent payments specified in the Lease and Project Agreement for the Company’s primary use as research and development, manufacturing, warehouse and professional office space in its business, and to be subleased, in part, by the Company to various existing tenants. The Company expects substantial tax savings during the term of the OCIDA Agreements, which expire on December 31, 2028. In addition, subject to the terms of the Lease and Project Agreement, certain purchases and leases of eligible items will be exempt from the imposition of sales and use taxes. Subject to the terms of the Lease and Project Agreement, the OCIDA has also granted to the Company an exemption from certain mortgage recording taxes for one or more mortgages securing an aggregate principal amount not to exceed $12.0 million, or such greater amount as approved by the OCIDA in its sole and absolute discretion. The benefits provided to the Company pursuant to the terms of the Lease and Project Agreement are subject to claw back over the life of the OCIDA Agreements upon certain recapture events, including certain events of default.

Real Estate Contingent Liability

In connection with the acquisition of the NY Facility and related assets, including STC-MEMS, a semiconductor wafer-manufacturing and microelectromechanical systems (“MEMS”) operation with associated wafer-manufacturing tools, the Company agreed to pay to Fuller Road Management Corporation, an affiliate of The Research Foundation for the State University of New York, a penalty, as set forth below, if the Company sells the property subject to the related Definitive Real Property Purchase Agreement within three (3) years after the date of such agreement for an amount in excess of $1,750,000, subject to certain enumerated exceptions. The penalty imposed shall be equivalent to the amount that the sales price of the property exceeds $1,750,000 up to the maximum penalty (“Maximum Penalty”) defined below:

Maximum Penalty
Year 2, ending June 26, 2019	$3,973,333
Year 3, ending June 26, 2020	$1,986,667

The fair value of the contingent liability was calculated by an independent third-party appraisal firm, utilizing a present value calculation based on the probability the Company sells the property triggering the contingent penalty and a discount rate of 17.2%. The discount rate was derived from a weighted average cost of capital, modified to include the effects of the bargain purchase price. As of September 30, 2018 and June 30, 2018, the fair value of the contingent liability was $1,276,890 and $1,229,966 respectively. During the three months ended September 30, 2018 and 2017, the Company marked the contingent liability to fair value and recorded a loss of ($46,924) and $0, respectively, relating to the change in fair value.

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

Tax Credit Contingency

The Company accrues a liability for indirect tax contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period in which such determination is made.

The Company’s gross unrecognized indirect tax credits totaled $0.1 million and $0.1 million as of September 30, 2018 and June 30, 2018, respectively, and is recorded on the Condensed Consolidated Balance Sheet as a long-term liability.

Note 12. Related Party Transactions

Consulting Services

AEG Consulting, a firm owned by one of the Company’s Co-Chairmen of the Company’s Board of Directors, received $0 and $5,475 cash compensation for consulting fees for the three months ended September 30, 2018 and 2017, respectively. In addition, share based compensation expense related to stock based awards granted for the Co-Chairman’s consulting services was $15,829 and $0 for the three months ended September 30, 2018 and 2017, respectively

On September 27, 2017, the Company granted a restricted stock award to a director for board advisory services provided from January 2017 to June 2017, prior to the director’s appointment to the Board of Directors on July 14, 2017. Share based compensation expense related to this award was $10,121 and $0 for the three months ended September 30, 2018 and 2017, respectively.

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

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three months ended September 30, 2018 and 2017 are as follows:

	Foundry Fabrication Services	RF Filters	Total

Three months ended September 30, 2018
Revenue	$148,082	$55,467	$203,549
Grant revenue	—	109,472	109,472
Total Revenue	148,082	164,939	313,021
Cost of revenue	133,027	10,817	143,844
Gross margin	15,055	154,122	169,177
Research and development	—	4,406,182	4,406,182
General and administrative	—	2,459,540	2,459,540
Income (Loss) from Operations	$15,055	$(6,711,600)	$(6,696,545)

Three months ended September 30, 2017
Revenue	$297,900	$3,040	$300,940
Cost of revenue	193,029	200	193,229
Gross margin	104,871	2,840	107,711
Research and development	—	3,004,365	3,004,365
General and administrative	—	1,832,622	1,832,622
Income (Loss) from Operations	$104,871	$(4,834,147)	$(4,729,276)

As of September 30, 2018
Accounts receivable	$275,442	$43,551	$318,993
Property and equipment, net	453,109	12,838,587	13,291,696

As of June 30, 2018
Accounts receivable	$191,846	$22,813	$214,659
Property and equipment, net	465,360	12,354,809	12,820,169

Note 14. Subsequent Events

Public Offering of Common Stock

On October 23, 2018, the Company completed the offering of 7,250,000 shares of its common stock pursuant to an underwriting agreement with Oppenheimer & Co. Inc., as the representative of several underwriters. In addition, pursuant to the underwriting agreement the Company granted the underwriters in the offering an option to purchase, for a period of 30 calendar days from October 19, 2018, up to an additional 1,087,500 shares of common stock solely to cover over-allotments, if any. The net proceeds from the common stock offering are approximately $28.5 million, or approximately $32.9 million if the underwriters exercise the over-allotment option in full, in each case, after deducting the underwriting discount and estimated offering expenses payable by the Company.

Convertible Notes Offering

On October 23, 2018 the Company completed the offering of $10.0 million principal amount of the Company’s 6.5% Convertible Senior Secured Notes due 2023. The notes are unsecured and rank pari passu with the Company’s outstanding unsubordinated liabilities. The net proceeds of the offering after payment of offering costs are approximately $8.9 million. The notes will mature on November 30, 2023, unless earlier converted, redeemed or repurchased. Interest on the notes accrues at the rate of 6.5% per year and is payable in cash on each February 28, May 31, August 31 and November 30, beginning February 28, 2019. The notes are convertible into common stock at the option of the holder at any time prior to maturity at an initial conversion price of $5.10 per share, subject to adjustment under certain circumstances.

The holders of the notes will have a one-time right exercisable prior to November 30, 2021 (the “put date”), in the manner described in the indenture, to require us to repurchase for cash all (but not less than all) of such holders’ notes on the put date at a purchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, and including, the put date.

The Company may redeem the notes in certain cases, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest on such principal, if any, up to the redemption date so long as the closing price of the Company’s common stock exceeds a certain amount in excess of the then-effective conversion price of the notes. If the Company redeems the notes, the holders of the notes will also receive an interest make-whole payment equal to the remaining scheduled interest payments that would have been made on the notes redeemed had such notes remained outstanding through the maturity date, which shall be paid in cash and, in certain cases, may be paid in shares of the Company’s common stock.

Additionally, if a “fundamental change” (as defined in the indenture governing the notes) occurs at any time prior to the maturity date, subject to certain conditions, holders of the notes will have the right, at their option, to require the Company to repurchase for cash all or part of such holder’s notes at a purchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to the fundamental change repurchase date. In addition, if a holder elects to convert its notes following the occurrence of a “qualifying fundamental change” (as defined in the indenture governing the notes) prior to the maturity date, the Company will, under certain circumstances, make a payment to such holder for conversion equal to $130 per $1,000 of aggregate principal of notes so surrendered for conversion, which shall be paid in cash and, in certain cases, may be paid in shares of the Company’s common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “Akoustis,” the “Company,” “we,” “us,” and “our” refer to Akoustis Technologies, Inc. and its consolidated subsidiary, Akoustis, Inc. each of which are Delaware corporations.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that relate to our plans, objectives, estimates, and goals. Any and all statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of commercially viable radio frequency (“RF”) filters, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in this management’s discussion and analysis of financial condition or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), (iv) our ability to efficiently utilize cash and cash equivalents to support our operations for a given period of time, (v) our ability to engage customers while maintaining ownership of our intellectual property, and (vi) the assumptions underlying or relating to any statement described in (i), (ii) or (iii) above.

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

These and other risks and uncertainties, which are described in more detail in our Annual Report on Form 10-K, filed with the SEC on August 29, 2018 (the “2018 Annual Report”), could cause our actual results to differ materially from those expressed or implied by the forward-looking statements in this report. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them. Except as may be required by law, we do not undertake any obligation to update the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

Overview

Akoustis® is a development-stage company focused on developing, designing, and manufacturing innovative RF filter products for the mobile wireless device industry, including for products such as smartphones and tablets, cellular infrastructure equipment, WiFi customer premise equipment (CPE) and military and defense communications applications. Located between the device’s antenna and its digital backend, the RF front-end (“RFFE”) is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches microelectromechanical systems (“MEMS”)-based (“BAW”) technology and unique manufacturing flow, called XBAW. Our XBAW process incorporates high purity piezoelectric materials to explore high power, high frequency and wide bandwidth applications. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RFFE.

We believe owning the core resonator technology and manufacturing our designs is the most direct and efficient means of delivering our solutions to the market. Furthermore, our technology is based upon bulk-mode resonance, which is superior to surface-mode resonance for high-band applications that include 4G/LTE, emerging 5G, WiFi, and military applications. While some of our target customers utilize or make the RFFE module, they may lack access to critical high-band filter technology to compete in high-band applications and other traditional surface-mode solutions where higher power performance is required. We intend to design, manufacture, and market our RF filter products to mobile phone original equipment manufacturers (“OEMs”), military and defense OEMs, cellular infrastructure OEMs, and WiFi premise equipment customers and to enable broader competition among the front-end module manufacturers. We plan to operate as a “pure-play” RF filter supplier and align with the front-end module manufacturers who seek to acquire high performance filters to grow their module business.

We currently build pre-production RF filter circuits, using our first generation XBAW wafer process, in our 122,000-square foot wafer-manufacturing plant located in Canandaigua, New York, which we acquired in June 2017. To date, we have been awarded 18 patents including two blocking patents that we have licensed from Cornell University and the University of California, Santa Barbara and we have over 38 additional patents pending. These patents cover our XBAW process and technology from the substrate level through the system application layer. Where possible, we leverage both federal and state level R&D grants to support development and commercialization of our technology.

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

We have earned minimal revenue from operations since inception, and we have funded our operations primarily with development contracts, RF filter prototype orders, government grants, MEMS foundry and engineering services, sales of our equity securities, and issuance of debt. We have incurred losses totaling approximately $45.5 million from inception through September 30, 2018. These losses are primarily the result of material and processing costs associated with developing and commercializing our technology, as well as personnel costs, professional fees (primarily accounting and legal), and other general and administrative (“G&A”) expenses. We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid-state device technology development and engineering of catalog and custom filter designs.

Plan of Operation

We plan to commercialize our technology by designing and manufacturing single-band and multi-band BAW RF filter solutions in our New York wafer fabrication facility. We expect our filter solutions will address problems (such as loss, bandwidth, power handling, and isolation) created by the growing number of frequency bands in the RFFE of mobile devices, infrastructure and premise equipment to support 4G/LTE, emerging 5G, and WiFi. We have prototyped our first single-band low-loss BAW filter designs for 4G/LTE frequency bands, which are dominated by competitive BAW solutions and historically cannot be addressed with low-band, lower power handling surface acoustic wave (SAW) technology. During the second half of calendar 2017 we sampled filter product prototypes to prospective customers that cover LTE, Radar and WiFi applications. In March and April of 2018, we announced our first two commercial products, the AKF-1252 and the AKF-1938, which we are currently sampling with customers involved in the WiFi market and military market, respectively. In May we announced a Non Recurring Engineering (“NRE”) contract and purchase order for a 4G/LTE infrastructure customer that we expect will ship in early calendar 2019. Additionally, in June 2018 we announced a 5.2 GHz BAW WiFi filter for the handset market, the AKF-1652. We added our first 5G cellular infrastructure customer for the Citizen’s Broadband Radio Service in August 2018. In September, we recorded our first XBAW filter revenue from our military customer for pre-production units and received a follow-on order in addition to the original purchase order for production units scheduled to ship before the end of calendar 2018. As we receive customer evaluations, we will do further iterations on the designs and provide next generation samples for evaluation and characterization.

To succeed, we must convince mobile phone OEMs, RFFE module manufacturers, cellular infrastructure OEMs, military and WiFi CPE OEMs to use our XBAW filter technology in their systems and modules. However, since there are two dominant BAW filter suppliers in the industry that have high-band technology, and both utilize such technology as a competitive advantage at the module level, we expect customers that lack access to high-band filter technology will be open to engage with our pure-play filter company.

In June 2018 we completed the qualification of our high purity piezoelectric materials process and our XBAW manufacturing process to support an initial product family of 4G/LTE, emerging 5G mobile, military and WiFi filter solutions. Now that we have stabilized our process technology in a manufacturing environment, we intend to complete a production release of our high-band filter products in the frequency range from 1 GHz to 7 GHz. The target frequency bands will be prioritized based upon customer priority. We expect this will require recruiting and hiring additional personnel and capital investments.

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

As of October 25, 2018, the Company had $45.9 million of cash and cash equivalents to fund our operations, including capital expenditures, R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. These funds are expected to be sufficient to fund our operations beyond the next twelve months from the date of filing of this Form 10-Q. Our anticipated expenses include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities (including travel and administration), costs associated with the integration and operation of our New York wafer fabrication facility and related operations, legal expenses, sales and marketing costs, G&A expenses, and other costs associated with an early stage, public technology company. We anticipate increasing the number of employees; however, this is highly dependent on the nature of our development efforts, and our success in commercialization. We anticipate adding employees for R&D in both our New York and North Carolina facilities, as well as G&A functions, to support our efforts. We expect capital expenditures to be approximately $13.0 million for the purchase of equipment and software during the next 12 months.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2018 Annual Report.

Recent Events

On October 23, 2018, the Company sold 7,250,000 shares of the Company’s common stock in an underwritten public offering pursuant to the Registration Statement. In addition, pursuant to the underwriting agreement entered into with Oppenheimer & Co. Inc., as representative of the several underwriters, relating to the common stock offering the Company granted the underwriters an option to purchase, for a period of 30 calendar days from October 19, 2018, up to an additional 1,087,500 shares of common stock solely to cover over-allotments, if any. The Company estimates that the net proceeds from the common stock offering will be approximately $28.5 million, or approximately $32.9 million if the underwriters exercise their over-allotment option in full, in each case, after deducting the underwriting discount and estimated offering expenses payable by the Company.

On October 23, 2018 the Company completed the offering of $10.0 million principal amount of our 6.5% Convertible Senior Secured Notes due 2023 in an underwritten offering pursuant to a Registration Statement on Form S-3 (File No. 333-227637) (the “Registration Statement”). The net proceeds of the offering after payment of offering costs are approximately $8.9 million. The notes will mature on November 30, 2023, unless earlier converted, redeemed or repurchased. Interest on the notes accrues at the rate of 6.5% per year and is payable at the Company’s option quarterly in cash and/or freely tradable shares of the Company’s common stock, subject to certain limitations.

Results of Operations

Three Months Ended September 30, 2018 and 2017

Revenue

The Company recorded revenue of $313,000 during the three months ended September 30, 2018 as compared to $301,000 for the three months ended September 30, 2017. Revenue recorded during the three months ended September 30, 2018 included $148,000 of revenue for foundry services provided at the NY Facility, with the remaining revenue consisting primarily of grant revenue. The revenue for the three months ended September 30, 2017 included $298,000 of revenue for foundry services provided at the NY Facility.

Cost of Revenue

The Company recorded cost of revenue of $144,000 in the three months ended September 30, 2018 which includes direct labor, material, and facility costs primarily associated with the foundry services revenue, as compared to $193,000 in the three months ended September 30, 2017.

Research and Development Expenses

R&D expenses were $4.4 million for the three months ended September 30, 2018 and were $1.4 million, or 47%, higher than the prior year amount for the same period of $3.0 million. The period-over-period increase was primarily in the areas of R&D personnel, stock-based compensation, depreciation, and facility costs. Personnel costs were $1.8 million compared to $1.3 million in the comparative period in the prior year, an increase of $541,000 or 43%. The higher spend was due to additional R&D personnel at both the NC location and NY Facility. Stock-based compensation of $0.9 million for the three months ended September 30, 2018 was $633,000, or 224%, higher than the three months ended September 30, 2017 due to new stock awards made to R&D personnel and the change in the fair value of awards from prior periods. Facility and material costs of $1.1 million primarily associated with the NY Facility include utilities of $322,000, facility costs of $282,000, and supplies, materials and parts costs of $523,000. In addition, depreciation costs were $0.6 million as compared to $0.2 million in the comparative period ended September 30, 2017 which was an increase of $412,000, or 261% attributed primarily to the NY Facility acquisition and additional capital expenditures made during the year.

General and Administrative Expense

General and administrative (“G&A”) costs include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. General and administrative expenses for the three months ended September 30, 2018 were $2.5 million versus $1.8 million for the comparative period in the prior year. The increase of $0.6 million, or 34%, was associated mainly with increases in personnel costs, professional fees, insurance expense, stock-based compensation and travel. Personnel costs of $0.8 million were higher by $277,000, or 49%, compared to the same period in the prior year due to the increase in the number of administrative personnel, while professional fees of $0.2 million, associated with legal, accounting and investor relations, were lower by $295,000, or 56%. Stock-based compensation for the three months ended September 30, 2018 was $1.2 million and higher by $868,000, or 275%, compared to the same period in the prior year as a result of the issuance of new awards for G&A personnel and the recording of the change in the fair value of stock grants issued to investor relations consultants. Additionally, G&A costs for the three months ended September 30, 2018 included travel costs of $55,000 and insurance costs of $63,000.

Other (Expense)/Income

Other expense for the three months ended September 30, 2018 was $611,000 and included rental income of $69,000, offset by $482,000 in interest expense related to the amortization of debt issuance costs and interest on the convertible note, a $47,000 loss on change in fair value of our contingent real estate liability, and a $151,000 loss on the change in the fair value of our derivative liability. Other income for the three months ended September 30, 2017 was $86,100 and included rental income of $85,300.

Net Loss

The Company recorded a net loss of $7.3 million for the three months ended September 30, 2018, compared to a net loss of $4.6 million for the three months ended September 30, 2017. The period-over-period incremental loss of $2,665,000, or 57%, was driven by higher personnel costs of $818,000, increased stock compensation costs of $1,500,000, decreased other income (net) of $697,000, and increased depreciation of $340,000, offset by decreased facility and material costs of $48,000, and decreased professional fees of $284,000.

Liquidity and Capital Resources

Financing Activities

Since inception, the Company has recorded approximately $1.1 million and $1.2 million of revenue from contract research and government grants, and foundry services revenue, respectively. Our operations thus far have been funded primarily with contract research and government grants, foundry services, sales of our equity securities, and debt.

The Company had $9.1 million of cash on hand as of September 30, 2018, which reflects a decrease of $5.7 million compared to $14.8 million as of June 30, 2018. The $5.7 million decrease is primarily due to $4.7 million in net cash used in operating activities and $1.1 million in capital expenditures for the three months ended September 30, 2018, offset by the receipt of $0.1 million in net proceeds from sales of our common stock. As of October 25, 2018, the Company had $45.9 million of cash and cash equivalents to fund our operations, including capital expenditures, R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. These funds are expected to be sufficient to fund our operations beyond the next twelve months from the date of filing of this Form 10-Q.

Balance Sheet and Working Capital

September 30, 2018 compared to June 30, 2018

As of September 30, 2018, the Company had current assets of $10.6 million made up primarily of cash on hand of $9.1 million. As of June 30, 2018, current assets were $15.9 million comprised primarily of cash on hand of $14.8 million. The $5.7 million decrease in cash was due to $4.7 million of cash expended for operations and the investment in machinery and equipment of $1.1 million.

Property, Plant and Equipment was $13.3 million as of September 30, 2018 as compared to a balance of $12.8 million as of June 30, 2018. The approximate $0.5 million increase is primarily due to the purchase of equipment and leasehold improvements of $1.1 million, offset by depreciation of $0.6 million.

Total assets as of September 30, 2018 and June 30, 2018 were $24.6 million and $29.3 million, respectively.

Current liabilities as of September 30, 2018 were $2.2 million and decreased by $0.4 million since June 30, 2018. We saw a decrease in accounts payable and accrued expenses of $0.5 million due mainly to less accrued compensation expenses.

Long-term liabilities totaled $13.3 million as of September 30, 2018, compared to $12.8 million for the prior year end. The increase of  $0.5 million was mainly due to the increase in the derivative liabilities of $0.2 million, and convertible notes of $0.3 million, net of debt discount and issuance costs.

Stockholders’ equity was $9.1 million as of September 30, 2018, compared to $13.8 million as of June 30, 2018, a decrease of $4.7 million. Additional paid-in-capital (“APIC”) was $54.7 million as of September 30, 2018 and increased by $2.6 million from June 30, 2018. The increase was due to an increase of $2.6 million of APIC recorded due to the vesting of restricted stock agreements granted to employees and contractors in lieu of cash compensation and common stock issued in payment of note interest. The $4.7 million decrease in stockholders’ equity consisted of the $2.6 million increase in APIC reduced by the $7.3 million net loss recorded for the three months ended September 30, 2018.

Cash Flow Analysis

Operating activities used cash of $4.7 million during the three months ended September 30, 2018 and $1.7 million for the 2017 comparative period. The $3.1 million period-over-period increase in cash used was attributable to higher operating expenses associated with the ramp up of development and commercialization activities (primarily R&D personnel and material costs), higher spend on G&A costs for support personnel and professional fees and increase in depreciation expense.

Investing activities used cash of $1.1 million for the three months ended September 30, 2018 compared to $2.6 million for the comparative period ended September 30, 2017. The $1.5 million period-over-period decrease was primarily due to decreased spend on R&D equipment and leasehold improvements.

Financing activities provided cash of $0.1 million for the three months ended September 30, 2018 versus $48,000 for the 2017 comparative period.

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

We conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2018. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.  Other than as set forth below, there have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2018 Annual Report.

Problems in scaling our manufacturing operations could have a material adverse effect on our business.

Future customer demand may require us to significantly increase our manufacturing capacity. There are substantial technical challenges to increasing manufacturing capacity, including equipment acquisition lead times, materials procurement, scaling our manufacturing process, manufacturing site expansion, and the need to significantly increase production yields while maintaining or improving quality control and assurance. Developing commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. The scaling of manufacturing capacity is subject to numerous risks and uncertainties, and may lead to variability in product quality or reliability, increased construction timelines, as well as resources required to acquire, install and maintain manufacturing equipment, among others, all of which can lead to unexpected delays in manufacturing output. Additionally, the production of our products must occur in a highly controlled and clean environment to minimize particles and other yield- and quality-limiting contaminants. Weaknesses in process control or minute impurities in materials may cause a substantial percentage of defective products. We may not be able to maintain stringent quality controls and contamination problems could arise. Material defects in our products could result in loss or delay of revenues, delayed market acceptance, damage to our reputation, lost customers, legal claims, increased insurance costs or increased service and warranty costs. If we are unable to successfully scale up our manufacturing operations to meet customer demand, our business growth could be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases

None.

Unregistered Sales of Equity Securities

Other than as previously reported in the Company’s Current Reports on Form 8-K, the Company did not sell any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits in the Exhibit Index below are filed or furnished, as applicable, as part of this report.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Conversion of the Company, as filed with the Nevada Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.2	Certificate of Conversion of the Company, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.3	Certificate of Incorporation, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

10.1	Grant Agreement, dated as of July 24, 2018, by and among the Company, Akoustis, Inc. and the Town of Canandaigua (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2018)

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101*	Interactive Data Files of Financial Statements and Notes

101.INS*	Instant Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith

† Management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 2, 2018	Akoustis Technologies, Inc.

	By:	/s/ John T. Kurtzweil
John T. Kurtzweil
Chief Financial Officer
(Principal Financial and Accounting Officer)