Form 10-Q
period 2019-03-31
Akoustis Technologies, Inc.
filed 2019-05-10
CIK 1584754

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	AKTS	The Nasdaq Stock Market LLC

As of May 6, 2019, there were 30,056,626 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

AKOUSTIS TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Akoustis Technologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	June 30,
	2019	2018

Assets

Assets:
Cash and cash equivalents	$34,633,363	$14,816,717
Accounts receivable	159,346	214,659
Inventory	149,807	57,556
Prepaid expenses	296,906	305,942
Other current assets	590,203	484,173
Total current assets	35,829,625	15,879,047

Property and equipment, net	15,484,870	12,820,169

Intangibles, net	351,747	264,295

Assets held for sale, net	300,000	333,250

Other assets	198,656	11,155
Total Assets	$52,164,898	$29,307,916

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$2,800,321	$2,593,432
Deferred revenue	3,920	52,938
Total current liabilities	2,804,241	2,646,370

Long-term Liabilities:
Contingent real estate liability	425,228	1,229,966
Convertible notes payable, net	19,099,589	11,464,632
Other long-term liabilities	135,836	117,086
Total long-term liabilities	19,660,653	12,811,684

Total Liabilities	22,464,894	15,458,054

Stockholders’ Equity
Preferred Stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 30,008,412 and 22,203,437 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	30,008	22,203
Additional paid in capital	91,383,199	52,074,343
Accumulated deficit	(61,713,203)	(38,246,684)
Total Stockholders’ Equity	29,700,004	13,849,862
Total Liabilities and Stockholders’ Equity	$52,164,898	$29,307,916

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018	For the Nine Months Ended March 31, 2019	For the Nine Months Ended March 31, 2018

Revenue
Revenue with customers	$237,463	$284,408	$764,288	$882,669
Grant revenue	—	—	109,472	147,232
Total revenue	237,463	284,408	873,760	1,029,901

Cost of revenue	299,433	308,288	813,223	831,353

Gross profit	(61,970)	(23,880)	60,537	198,548

Operating expenses
Research and development	5,547,341	3,044,957	14,475,770	9,522,353
General and administrative expenses	2,460,328	2,441,992	6,705,626	6,464,518
Total operating expenses	8,007,669	5,486,949	21,181,396	15,986,871

Loss from operations	(8,069,639)	(5,510,829)	(21,120,859)	(15,788,323)

Other (expense) income
Interest (expense) income	(780,698)	139	(2,006,099)	1,136
Rental income	69,644	72,637	206,985	244,825
Other income	—	352	—	352
Change in fair value of contingent real estate liability	905,183	635,061	804,738	555,756
Change in fair value of derivative liabilities	(1,558,401)	—	(1,371,700)	—
Total other (expense) income	(1,364,272)	708,189	(2,366,076)	802,069
Net loss	$(9,433,911)	$(4,802,640)	$(23,486,935)	$(14,986,254)

Net loss per common share - basic and diluted	$(0.31)	$(0.22)	$(0.88)	$(0.73)

Weighted average common shares outstanding - basic and diluted	29,959,908	22,284,528	26,659,999	20,499,917

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Additional
	Shares	Amount	Paid In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, June 30, 2018	22,203,437	22,203	52,074,343	(38,246,684)	13,849,862
Cumulative-effect adjustment from adoption of ASC 606	—	—	—	20,416	20,416
Common stock issued for cash, net of issuance costs	—	—	(80,944)	—	(80,944)
Common stock issued for services	111,875	112	1,946,916	—	1,947,028
Common stock issued for exercise of warrants	19,086	19	70,501	—	70,520
Vesting of restricted shares	—	—	351,035	—	351,035
Common stock issued in payment of note interest	40,024	40	289,750	—	289,790
Net loss	—	—	—	(7,307,699)	(7,307,699)

Balance, September 30, 2018	22,374,422	22,374	54,651,601	(45,533,967)	9,140,008
Common stock issued for cash, net of issuance costs	7,362,365	7,362	28,732,750	—	28,740,112
Common stock issued for services	120,744	121	1,044,195	—	1,044,316
Common stock issued for exercise of warrants	—	—	—	—	—
Intrinsic value of beneficial conversion feature	—	—	3,950,839	—	3,950,839
Vesting of restricted shares	—	—	177,693	—	177,693
Common stock issued in payment of note interest	52,922	53	243,697	—	243,750
Net loss	—	—	—	(6,745,325)	(6,745,325)

Balance, December 31, 2018	29,910,453	29,910	88,800,775	(52,279,292)	36,551,393
Common stock issued for cash, net of issuance costs	1,227	1	(1)	—	—
Common stock issued for services	46,000	46	2,125,610	—	2,125,656
Common stock issued for exercise of warrants	15,697	16	(28)	—	(12)
Common stock issued for exercise of options	18,750	19	133,481	—	133,500
Vesting of restricted shares	—	—	79,633	—	79,633
Common stock issued in payment of note interest	37,410	38	243,707	—	243,745
Repurchase of common shares	(21,125)	(22)	22	—	—
Net loss	—	—	—	(9,433,911)	(9,433,911)
Balance, March 31, 2019	30,008,412	$30,008	$91,383,199	$(61,713,203)	$29,700,004

Balance, June 30, 2017	19,075,050	$19,075	$31,499,889	$(16,508,057)	$15,010,907
Common stock issued for cash, net of issuance costs	—	—	—	—	—
Common stock issued for services	100,000	100	536,895	—	536,995
Common stock issued for exercise of warrants	9,533	10	47,655	—	47,665
Vesting of restricted shares	—	—	117,045	—	117,045
Net loss	—	—	—	(4,643,198)	(4,643,198)

Balance, September 30, 2017	19,184,583	19,185	32,201,484	(21,151,255)	11,069,414
Common stock issued for cash, net of issuance costs	3,183,269	3,183	13,254,880	—	13,258,063
Warrants issued to underwriter	—	—	(645,757)	—	(645,757)
Common stock issued for services	11,000	11	2,043,816	—	2,043,827
Common stock issued for exercise of warrants	—	—	—	—	—
Vesting of restricted shares	—	—	(254,824)	—	(254,824)
Repurchase of common shares	(58,152)	(58)	58	—	—
Net loss	—	—	—	(5,540,416)	(5,540,416)

Balance, December 31, 2017	22,320,700	22,321	46,599,657	(26,691,671)	19,930,307
Common stock issued for cash, net of issuance costs	—	—	(58,133)	—	(58,133)
Warrants issued to underwriter	—	—	—	—	—
Common stock issued for services	20,000	20	1,693,246	—	1,693,266
Common stock issued for exercise of warrants	2,000	2	2,998	—	3,000
Vesting of restricted shares	—	—	(26,552)	—	(26,552)
Repurchase of common shares	(110,500)	(111)	111	—	—
Net loss	—	—	—	(4,802,640)	(4,802,640)
Balance, March 31, 2018	22,232,200	22,232	48,211,327	(31,494,311)	16,739,248

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	March 31, 2019	March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,486,935)	$(14,986,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,814,590	796,258
Share-based compensation	5,521,980	3,628,331
Amortization of debt discount	1,346,823	—
Change in fair value of derivative liabilities	1,371,700	—
Loss on disposal of fixed assets	(38,358)	—
Non cash interest payments	777,285	—
Change in fair value of contingent real estate liability	(804,738)	(555,756)
Changes in operating assets and liabilities:
Accounts receivable	55,313	(518,920)
Inventory	(92,251)	118,971
Prepaid expenses	9,036	(71,556)
Other current asset	(68,478)	(16,090)
Other assets	(187,501)	(1,596)
Accounts payable and accrued expenses	410,271	407,961
Change in other long-term liabilities	18,750	—
Deferred revenue	(66,154)	113,438
Net Cash Used In Operating Activities	(13,418,667)	(11,085,213)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(4,436,485)	(5,282,617)
Cash received from sale of assets held for sale	33,250	—
Cash paid for intangibles	(91,900)	(42,123)
Net Cash Used In Investing Activities	(4,495,135)	(5,324,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	28,659,168	13,199,930
Proceeds from exercise of warrants	70,508	50,665
Proceeds from exercise of options	133,500	—
Proceeds received from convertible notes, net	8,867,272	—
Net Cash Provided By Financing Activities	37,730,448	13,250,595

Net Increase (Decrease) in Cash	19,816,646	(3,159,358)

Cash - Beginning of Period	14,816,717	9,631,520

Cash - End of Period	$34,633,363	$6,472,162

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$—	$—
Interest	255,702	199

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock compensation payable	$203,381	$163,746
ASC 606 transition adjustment	20,416	—
Warrants issued for stock issuance costs	—	645,757
Convertible Notes – Beneficial Conversion Feature	3,950,839	—
Reclassification of fixed assets to assets held for sale, net	—	117,023

See accompanying notes to the condensed consolidated financial statements

AKOUSTIS TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Akoustis Technologies, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on April 10, 2013. Effective December 15, 2016, the Company changed its state of incorporation from the State of Nevada to the State of Delaware. Through its subsidiary, Akoustis, Inc. (a Delaware corporation), the Company, headquartered in Huntersville, North Carolina, is focused on developing, designing, and manufacturing innovative radio frequency (“RF”) filter products for the wireless industry, including for products such as smartphones and tablets, cellular infrastructure equipment, and WiFi Customer Premise Equipment (“CPE”), and, military and defense communication applications. Located between the device’s antenna and its digital backend, the RF front-end (“RFFE”) is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. To construct the resonator devices that are the building blocks for its RF filters, the Company has developed a family of novel, high purity acoustic piezoelectric materials as well as a unique MEMS wafer process, collectively referred to as XBAW™ technology. The Company leverages its integrated device manufacturing (IDM) business model to develop and sell high performance RF filters using its XBAWTM technology. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RFFE.

Note 2. Liquidity

At March 31, 2019, the Company had cash and cash equivalents of $34.6 million and working capital of $33.0 million. The Company has historically incurred recurring operating losses, and has experienced net cash used in operating activities of $13.4 million for the nine months ended March 31, 2019, which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date.

However, as of May 6, 2019, the Company had $32.8 million of cash and cash equivalents, which funds are expected to be sufficient to fund our operations beyond the next twelve months from the date of filing of this Form 10-Q. These funds will be used to fund the Company’s operations, including capital expenditures, R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. However, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional financing in a timely fashion and on acceptable terms, its financial condition and results of operations may be materially adversely affected and it may not be able to continue operations or execute its stated commercialization plan.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the filing of this Form 10-Q. Operating results for the quarter ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019 or any future interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on August 29, 2018 (the “2018 Annual Report”).

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

Shares Outstanding

Shares outstanding include shares of restricted stock with respect to which restrictions have not lapsed. Restricted stock included in reportable shares outstanding was 311,328 shares and 862,821 shares as of March 31, 2019 and 2018, respectively. Shares of restricted stock are included in the calculation of weighted average shares outstanding.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), and in May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. These standards and their effect on the Company’s consolidated financial statements and related disclosures are discussed above under “Revenue Recognition.”

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases” (Topic 842)  and subsequently amended certain aspects during March 2019 with ASU2019-01. The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted, and entities may also elect the optional transition method provided under ASU 2018-11, Leases, Topic 842: Targeted Improvement, issued in July 2018, allowing for application of the standard at the adoption date, with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company does not expect the new standard will have a material effect on the consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU 2018-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company elected to early adopt ASU 2018-11 in May 2018, in the recording of the $15.0 million convertible notes.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic718): Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Companies will value all equity classified awards at their grant date under ASC 718 and forgo revaluing the award after the grant date. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606, Revenue from Contracts with Customers (as described above under “Revenue Recognition”). The Company does not believe the new standard will have a significant impact on its consolidated financial statements.

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

Note 4. Revenue Recognition from Contracts with Customers

Effective as of July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

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

The following table summarizes the revenues of the Company’s reportable segments for the three months ended March 31, 2019:

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
MEMS	$30,490	—	$30,490
NRE - RF Filters	128,628	—	128,628
Filters/Amps	—	78,345	78,345
Total	$159,118	$78,345	$237,463

The following table summarizes the revenues of the Company’s reportable segments for the nine months ended March 31, 2019:

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
MEMS	$174,899	—	$174,899
NRE – RF Filters	392,071	—	392,071
Filters/Amps	—	197,318	197,318
Total	$566,970	$197,318	$764,288

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

The following table summarizes the changes in revenue recognition for the nine months ended March 31, 2019:

Deferred Revenue
Balance, June 30, 2018	$52,938
Revenue recognized from prior year	(52,938)
Year to date invoicing in excess of revenue recognition	3,920
Balance, March 31, 2019	$3,920

Additionally, when revenue recognition occurs prior to invoicing, a contract asset is recognized.

The following table summarizes the changes in contract assets, included in Other current assets on the Condensed Consolidated Balance Sheet, for the nine months ended March 31, 2019:

Contract assets
Balance, June 30, 2018	$6,612
YTD revenue recognition in excess of billings	57,459
Balance, March 31, 2019	$64,071

Backlog of Remaining Customer Performance Obligations

Revenue expected to be recognized and recorded as sales during this fiscal year from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) was $0.2 million at March 31, 2019.

Grant Revenue

From time to time the Company applies for grants from various government bodies (state & federal), such as the National Science Foundation (“NSF”), to support research and development. In addition, the Company is eligible for “matching awards” from state boards to provide additional funds to the Company to supplement the funds awarded under the federal grant program. The Company records grant revenue as a part of revenue from operations due to the fact that grant revenue is viewed as an ongoing function of its intended operations. The revenue from grants is not viewed as “incidental” or “peripheral” which would result in the presentation of grant revenue as “Other income”. The Company recognizes nonrefundable grant revenue when the performance obligations have been met, application has been submitted and approval is reasonably assured.

Note 5. Common Stock Equivalents

The Company had the following common stock equivalents at March 31, 2019 and 2018. These are excluded from the loss per share calculation as they are considered anti-dilutive.

	March 31, 2019	March 31, 2018
Convertible Notes	4,960,800	—
Options	2,177,314	1,263,859
Warrants	708,651	754,809
Total	7,846,765	2,018,668

Note 6. Property and Equipment, net

Property and equipment, net consisted of the following as of March 31, 2019 and June 30, 2018:

	Estimated Useful Life	March 31, 2019	June 30, 2018
Land	n/a	$1,000,000	$1,000,000
Building	11 years	3,000,000	3,000,000
Equipment	2-10 years	13,360,745	9,126,755
Other	*	1,260,349	1,057,854
		18,621,094	14,184,609
Less: Accumulated depreciation		(3,136,224)	(1,364,440)
Total		$15,484,870	$12,820,169

(*) Useful lives vary from 3-10 years, as well as leasehold improvements which are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $623,281 and $313,438 for the three months ended March 31, 2019 and 2018, respectively.

The Company recorded depreciation expense of $1,810,142 and $783,857 for the nine months ended March 31, 2019 and 2018, respectively.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at March 31, 2019 and June 30, 2018:

	March 31, 2019	June 30, 2018
Accounts payable	$315,015	$139,152
Accrued salaries and benefits	545,921	505,463
Accrued bonuses	1,133,799	750,442
Accrued stock-based compensation	192,158	395,539
Accrued professional fees	203,302	293,024
Accrued utilities	105,293	103,277
Accrued interest	135,417	127,292
Accrued goods received not invoiced	95,423	160,199
Other accrued expenses	73,993	119,044
Totals	$2,800,321	$2,593,432

Note 8. Derivative Liabilities

The Company’s 6.5% Convertible Senior Secured Notes due 2023 issued in May 2018 contain certain derivative features, as described in Note 9 - Convertible Notes. The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended March 31, 2019:

Fair Value Measurement Using Level 3 Inputs Total
Balance, July 1, 2018	$1,104,701
Change in fair value of derivative liabilities	1,371,700
Balance, March 31, 2019	$2,476,401

The fair value of the derivative features of the convertible note at the balance sheet dates were calculated using the with-and-without method, a form of the income approach, valued with the following weighted average assumptions:

	March 31, 2019	June 30, 2018
Risk free interest rate	2.22%	2.73%
Dividend yield	0.00%	0.00%
Expected volatility	48.0%	42.0%
Remaining term (years)	4.17	4.92

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

The Company’s 6.5% Convertible Senior Notes due 2023 issued in October 2018 contain certain derivative features, as described in Note 9 - Convertible Notes; however, as of March 31, 2019 the fair value of these components recorded as a debt discount was $0.

Note 9. Convertible Notes

Convertible Notes Issued October 2018

On October 23, 2018 the Company completed the offering of $10.0 million principal amount of the Company’s 6.5% Convertible Senior Notes due 2023. The notes are unsecured and rank pari passu with the Company’s outstanding unsubordinated liabilities, including its 6.5% Convertible Senior Secured Notes due 2023 issued in May 2018. The net proceeds of the offering after payment of offering costs were approximately $8.9 million. The notes will mature on November 30, 2023, unless earlier converted, redeemed or repurchased. Interest on the notes accrues at the rate of 6.5% per year and is payable in cash on each February 28, May 31, August 31 and November 30, beginning February 28, 2019. The notes are convertible into common stock at the option of the holder at any time prior to maturity at an initial conversion price of $5.10 per share, subject to adjustment under certain circumstances.

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

The following table summarizes convertible debt as of March 31, 2019:

	Maturity Date	State Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Conversion Option	Carrying Value
Long Term convertible notes payable
6.5% convertible senior secured notes	5/31/2023	6.50%	$5.00	$15,000,000	$(7,381,610)	$2,476,401	$10,094,791
6.5% convertible senior notes	11/30/2023	6.50%	$5.10	$10,000,000	$(995,202)	$—	$9,004,798

Ending Balance as of March 31, 2019				$25,000,000	$(8,376,812)	$2,476,401	$19,099,589

Note 10. Concentrations

Vendors

Vendor concentration as a percentage of purchases for three and nine months ended March 31, 2019 are as follows:

	Nine Months	Nine Months	Three Months	Three Months
	03/31/2019	03/31/2018	03/31/2019	03/31/2018
Vendor 1	—	12%	—	—
Vendor 2	—	—	21%	—

Customers

Customer concentration as a percentage of revenue for three and nine months ended March 31, 2019 are as follows:

	Nine Months 03/31/2019	Nine Months 03/31/2018	Three Months 03/31/2019	Three Months 03/31/2018
Customer 1	12%	44%	—	—
Customer 2	14%	—	—	—
Customer 3	11%	—	—	—
Customer 4	22%	—	28%	—
Customer 5	—	—	21%	—
Customer 6	—	—	23%	—
Customer 7	—	23%	—	44%
Customer 8	—	—	—	15%

Note 11. Stockholders’ Equity

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

During the nine months ended March 31, 2019, the Company also issued 113,592 shares of its common stock to investors in the Company’s private placement that closed in May 2017. These issuances were made pursuant to the price-protection provisions granted to such investors in their subscription agreements.

Equity Incentive Plans

During the nine months ended March 31, 2019, the Company granted employees and directors options to purchase an aggregate of 953,455 shares of common stock with a weighted average grant date fair value of $2.82. The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Nine Months Ended March 31, 2019
Exercise price	$3.78 – $8.18
Expected term (years)	4.00 – 7.00
Risk-free interest rate	2.19 – 3.01%
Volatility	66 – 69%
Dividend yield	0%
Weighted Average Grant Date Fair Value of Options granted during the period	$2.82

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

During the nine months ended March 31, 2019 the Company awarded certain employees and contractors grants of an aggregate of 676,880 restricted stock units (“RSUs”) with a weighted average grant date fair value of $6.10. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest over 4 years.

During the nine months ended March 31, 2019 the Company granted 119,500 performance-based restricted stock units (“PBRSU”) to employees with a weighted average grant date fair value per share of $8.30. The PBRSU awards contain performance and service conditions which must be satisfied for an employee to earn the award.

Any portion of grants awarded to consultants and other service providers as to which the repurchase option for restricted stock awards has not lapsed or for which an option or restricted stock unit has not vested is accrued on the Condensed Consolidated Balance Sheet as a component of accounts payable and accrued expenses. As of March 31, 2019, and June 30, 2018, the accrued stock-based compensation was $192,158 and $395,539, respectively.

Compensation expense related to our stock-based awards described above was as follows:

	Three Months Ended March 31,
	2019	2018
Share based compensation expense	$2,255,301	$1,551,500

	Nine Months Ended March 31,
	2019	2018
Share based compensation expense	$5,521,980	$3,628,331

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows:

	As of March 31, 2019
	Unrecognized stock- based compensation	Weighted- average years to be recognized
Options	$3,360,742	2.02
Restricted stock awards/units	$5,070,230	1.94
Performance based units	$423,914	0.43

Note 12. Commitments and Contingencies

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

The total lease rental expense was $37,000 and $50,000 for the three months ended March 31, 2019 and 2018, respectively. The total lease rental expense was $111,000 and $101,000 for the nine months ended March 31, 2019 and 2018, respectively.

The aggregate rent expense on various equipment for the Company’s Huntersville, NC location and the NY Facility is recognized on a straight-line basis over the lease term. The total lease rental expense was $14,000 and $1,000 for the three months ended March 31, 2019 and 2018, respectively. The total lease rental expense was $50,000 and $72,000 for the nine months ended March 31, 2019 and 2018, respectively.

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

Purchase Order

On January 14, 2019, the Company executed a price quotation (the “Purchase Order”) pursuant to which it purchased a semiconductor lithography system (the “System”), which will be used to pattern wafers for use in the production of the Company’s RF filter products, from ASML US, LLC (“ASML”). Upon execution of the purchase order the Company remitted 50% of the Purchase Price and, pursuant to the terms and conditions of the Purchase Order, the remainder of the Purchase Price will be due upon shipment and acceptance of the System.

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

Maximum Penalty
Year 3, ending March 23, 2020	$425,228

The fair value of the contingent liability was calculated by an independent third-party appraisal firm, utilizing a present value calculation based on the probability the Company sells the property triggering the contingent penalty and a discount rate of 16.8%. The discount rate was derived from a weighted average cost of capital, modified to include the effects of the bargain purchase price, and assumes a percentage chance of real estate sale of 25% in year three. As of March 31, 2019, and June 30, 2018, the fair value of the contingent liability was $425,228 and $1,229,966 respectively. During the three months ended March 31, 2019 and 2018, the Company marked the contingent liability to fair value and recorded a gain of $905,183 and $635,061, respectively, relating to the change in fair value. During the nine months ended March 31, 2019 and 2018, the Company marked the contingent liability to fair value and recorded a gain of $804,738 and $555,756, respectively, relating to the change in fair value.

Litigation, Claims and Assessment

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

On November 5, 2018 the Company filed a Form 8-K reporting the end of employment of its principal financial officer, John T. Kurtzweil (the “Former CFO”). Mr. Kurtzweil’s employment was terminated for cause unanimously by the Company’s Board of Directors pursuant to the terms of his employment agreement, and not due to any disagreement concerning the Company’s financial statements, accounting policies or accounting practices. The Former CFO disputes the termination for cause and has since filed for an arbitration hearing pursuant to the terms of his employment agreement, and has filed a complaint under the whistleblower provisions of the Sarbanes Oxley Act  of 2002 with the Occupational Safety and Health Administration of the U.S. Department of Labor. The Company has not recorded a loss contingency associated with the Former CFO’s termination. In accordance with the Former CFO’s employment agreement, if it is determined that grounds for termination were for cause then the expense to the Company would be $0. If it is determined that grounds were without cause then it would result in the cash expenditure of approximately $206,000 representing 1 years’ salary, COBRA and cost of living expense, and prorated bonus up to the date of termination. Additionally, the Company would record a non-cash expense of approximately $883,000 representing the immediate full vesting of restricted stock units and stock options on the date of termination.

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

The Company’s gross unrecognized indirect tax credits totaled $0.1 million and $0.1 million as of March 31, 2019 and June 30, 2018, respectively, and is recorded on the Condensed Consolidated Balance Sheet as a long-term liability.

Note 13. Related Party Transactions

AEG Consulting, a firm owned by one of the Co-Chairmen of the Company’s Board of Directors, received $0 and $10,245 cash compensation for consulting fees for the nine months ended March 31, 2019 and 2018, respectively. On November 2, 2018, the Company granted the Co-Chairman 5,000 RSUs with a fair value on the grant date of $18,900 and stock options to purchase 10,000 shares of the Company’s common stock with a fair value on the grant date of $25,278 for consulting services provided by AEG Consulting. Both awards vest in four equal installments on each of the first four anniversaries of the grant date. The options carry an exercise price of $3.78 and have a term of 7 years.

Total share-based compensation expense related to stock-based awards granted for the Co-Chairman’s consulting services was $31,854 and $8,539 for the nine months ended March 31, 2019 and 2018, respectively.

Note 14. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company operates in two segments, Foundry Fabrication Services which consists of engineering review services and STC-MEMS foundry services, and RF Product which consists of amplifier and filter product sales, and grant revenue. The Company records all general and administrative costs in the RF Product segment.

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three and nine months ended March 31, 2019 and 2018 are as follows:

	Foundry/ Fabrication Services	RF Product	Total

Three months ended March 31, 2019
Revenue	$159,118	$78,345	$237,463
Grant revenue	—	—	—
Total Revenue	159,118	78,345	237,463
Cost of revenue	176,527	122,906	299,433
Gross margin	(17,409)	(44,561)	(61,970)
Research and development	—	5,547,341	5,547,341
General and administrative	—	2,460,328	2,460,328
Income (Loss) from Operations	$(17,409)	$(8,052,230)	$(8,069,639)

Three months ended March 31, 2018
Revenue	$255,160	$29,248	$284,408
Grant revenue	—	—	—
Total Revenue	255,160	29,248	284,408
Cost of revenue	304,528	3,760	308,288
Gross margin	(49,368)	25,488	(23,880)
Research and development	—	3,044,957	3,044,957
General and administrative	—	2,441,992	2,441,992
Income (Loss) from Operations	$(49,368)	$(5,461,461)	$(5,510,829)

Nine months ended March 31, 2019
Revenue	$566,970	$197,318	$764,288
Grant revenue	—	109,472	109,472
Total Revenue	566,970	306,790	873,760
Cost of revenue	665,908	147,315	813,223
Gross margin	(98,938)	159,475	60,537
Research and development	—	14,475,770	14,475,770
General and administrative	—	6,705,626	6,705,626
Income (Loss) from Operations	$(98,938)	$(21,021,921)	$(21,120,859)

Nine months ended March 31, 2018

Revenue	$844,893	$37,776	$882,669
Grant revenue	—	147,232	147,232
Total Revenue	844,893	185,008	1,029,901
Cost of revenue	827,113	4,240	831,353
Gross margin	17,780	180,768	198,548
Research and development	—	9,522,353	9,522,353
General and administrative	—	6,464,518	6,464,518
Income (Loss) from Operations	$17,780	$(15,806,103)	$(15,788,323)

As of March 31, 2019
Accounts receivable	$80,995	$78,351	$159,346
Property and equipment, net	295,511	15,189,359	15,484,870

As of June 30, 2018
Accounts receivable	$191,846	$22,813	$214,659
Property and equipment, net	465,360	12,354,809	12,820,169

Note 15. Subsequent Events

The Company is not aware of events and/or transactions occurring after the balance sheet date and before the issue date of the financials statements that require adjustment to or disclosure in the financial statements.

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

Overview

Akoustis® is an emerging commercial company focused on developing, designing, and manufacturing innovative RF filter products for the wireless industry, including for products such as smartphones and tablets, cellular infrastructure equipment, WiFi Customer Premise Equipment (“CPE”) and military and defense communications applications. Located between the device’s antenna and its digital backend, the RF front-end (“RFFE”) is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. We have developed a new and proprietary microelectromechanical systems (“MEMS”) based bulk acoustic wave (“BAW”) technology and unique manufacturing flow, called “XBAW”. Our XBAWTM process incorporates optimized high purity piezoelectric materials for high power, high frequency and wide bandwidth applications. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RFFE.

We believe owning the core resonator technology and manufacturing our designs is the most direct and efficient means of delivering our solutions to the market. Furthermore, our technology is based upon bulk-mode resonance, which we believe is superior to surface-mode resonance for high-band applications that include 4G/LTE, emerging 5G, WiFi, and military applications. Although some of our target customers utilize or make the RFFE module, they may lack access to critical high-band filter technology needed to compete in high-band applications and other traditional surface-mode solutions where higher power performance is required. We intend to design, manufacture, and market our RF filter products to mobile phone original equipment manufacturers (“OEMs”), military and defense OEMs, cellular infrastructure OEMs, and WiFi CPE OEM’s and to enable broader competition among the front-end module manufacturers. We plan to operate as a “pure-play” RF filter supplier and align with the front-end module manufacturers who seek to acquire high performance filters to grow their module business.

We currently build high performance RF filter circuits, using our first generation XBAWTM wafer process, in our 120,000-square foot wafer-manufacturing plant located in Canandaigua, New York, which we acquired in June 2018. As of March 31, 2019, our intellectual property (IP) portfolio included 22 patents, including a blocking patent that we have licensed from Cornell University. We also have an option to license two additional blocking patents from the University of California, Santa Barbara. Additionally, we have 37 patent applications active and pending. These patents cover our XBAWTM RF filter technology from the substrate level through the system application layer. Where possible, we leverage both federal and state level R&D grants to support development and commercialization of our technology.

We are developing RF filters for 4G/LTE, emerging 5G, WiFi and military bands and the associated proprietary models and design kits required to design our RF filters. As we qualify our first RF filter products, we are engaging with target customers to evaluate our filter solutions. Our initial designs target high-band, sub 7 GHz 4G/LTE, emerging 5G, WiFi and military bands. Since Akoustis owns its core technology and controls access to its intellectual property, we expect to offer several ways to engage with potential customers. First, we intend to engage with multiple wireless markets, providing filters that we design and offer as standard catalog components. Second, we expect to deliver filters to customer-supplied specifications, which we will design and fabricate for a specific customer. Finally, we will offer our models and design kits for our customers to design their own filters utilizing our proprietary technology.

We have earned minimal revenue from operations since inception, and we have funded our operations primarily with development contracts, RF filter prototype orders, government grants, MEMS foundry and engineering services, sales of our equity securities, and issuance of debt. We have incurred losses totaling approximately $61.7 million from inception through March 31, 2019. These losses are primarily the result of material and processing costs associated with developing and commercializing our technology, as well as personnel costs, professional fees (primarily accounting and legal), and other general and administrative (“G&A”) expenses. We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid-state device technology development and engineering of catalog and custom filter designs.

Plan of Operation

We plan to commercialize our technology by designing and manufacturing single-band and multi-band BAW RF filter solutions in our New York wafer fabrication facility. We expect our filter solutions will address problems (such as loss, bandwidth, power handling, and isolation) created by the growing number of frequency bands in the RFFE of mobile devices, infrastructure and premise equipment to support 4G/LTE, emerging 5G, and WiFi. We have prototyped our first single-band low-loss BAW filter designs for 4G/LTE frequency bands, which are dominated by competitive BAW solutions and historically cannot be addressed with low-band, lower power handling surface acoustic wave (“SAW”) technology. During the second half of calendar 2017 we sampled filter product prototypes to prospective customers that cover LTE, Radar and WiFi applications. In March and April of 2018, we announced our first two commercial products, the AKF-1252 and the AKF-1938. In May 2018 we announced a Non-Recurring Engineering (“NRE”) contract and purchase order for a 4G/LTE infrastructure customer and provided initial samples of two Band 25 filters to this customer in October 2018. In June 2018 we announced a 5.2 GHz BAW WiFi filter for the handset market, the AKF-1652. We added our first 5G cellular infrastructure customer for the Citizen’s Broadband Radio Service in August 2018 and announced first samples to our 5G customer in March 2019. We announced a second 5G cellular infrastructure customer in October 2018, with initial samples expected by June 2019. In September 2018, we recorded our first XBAWTM filter revenue from our military customer for pre-production units and received a follow-on order in addition to the original purchase order for production units. In December 2018, we introduced the AKF-1256, a 5.6 GHz BAW filter for the WiFi market and shipped samples to select partners for evaluation and testing. We are currently shipping production units of the AKF-1938 to our military customer and have shipped pre-production units of our AKF-1252 product to multiple WiFi customers, including a new customer that signed a supply agreement with an initial order of more than 80,000 AK-1252 filters, which were delivered in the quarter ended March 31, 2019. As we receive customer evaluations for our growing portfolio, we will do further iterations on the designs and provide next generation samples for evaluation and characterization.

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

In July 2018, we completed the qualification of our high purity piezoelectric materials process and our XBAWTM manufacturing process to support an initial product family of 4G/LTE, emerging 5G mobile, WiFi and military filter solutions. Now that we have stabilized our process technology in a manufacturing environment, we intend to complete a production release of our high-band filter products in the frequency range from 1 GHz to 7 GHz. The target frequency bands will be prioritized based upon customer priority. We expect this will require recruiting and hiring additional personnel and capital investments.

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

As of May 6, 2019, the Company had $32.8 million of cash and cash equivalents to fund our operations, including capital expenditures, R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. These funds are expected to be sufficient to fund our operations beyond the next twelve months from the date of filing of this Form 10-Q. Our anticipated expenses include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities (including travel and administration), costs associated with the integration and operation of our New York wafer fabrication facility and related operations, legal expenses, sales and marketing costs, G&A expenses, and other costs associated with an early stage, public technology company. We anticipate increasing the number of employees; however, this is highly dependent on the nature of our development efforts, and our success in commercialization. We anticipate adding employees for R&D in both our New York and North Carolina facilities, as well as G&A functions, to support our efforts. We expect capital expenditures to be approximately $6.0 million for the purchase of equipment and software during the next 12 months.

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

Results of Operations

Three Months Ended March 31, 2019 and 2018

Revenue

The Company recorded revenue of $0.2 million during the three months ended March 31, 2019 as compared to $0.3 million for the three months ended March 31, 2018. Revenue recorded during the three months ended March 31, 2019 included $0.1 million of RF filter and amplifier sales, and $0.1 million of revenue for non-recurring engineering services provided at the NY Facility. The revenue for the three months ended March 31, 2018 consisted of $0.3 million of revenue for foundry services provided at the NY Facility.

Cost of Revenue

The Company recorded cost of revenue of $0.3 million in each of the three months ended March 31, 2019 and 2018, which included direct labor, direct materials and facility costs.

Research and Development Expenses

R&D expenses were $5.5 million for the three months ended March 31, 2019 and were $2.5 million, or 82%, higher than the prior year amount for the same period of $3.0 million. The period-over-period increase was primarily in the areas of R&D personnel, stock-based compensation, materials and depreciation. Personnel costs were $1.9 million compared to $1.4 million in the prior year period, an increase of $0.6 million or 42%. The higher spend was due to additional R&D headcount at both the Huntersville, NC location and the NY Facility. Stock-based compensation of $1.5 million for the three months ended March 31, 2019 was $0.8 million, or 115%, higher than the three months ended March 31, 2018 mostly due to a change in the fair value of awards from prior periods. Material costs of $0.8 million primarily associated with the NY Facility were $0.6 million higher than the comparative period due to increased R&D activity. Lastly, depreciation expense was $0.6 million compared to $0.2 million in 2018 primarily due to additional capital expenditures made during the year.

General and Administrative Expense

General and administrative (“G&A”) expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the each of three months ended March 31, 2019 and 2018 were $2.4 million. Components within G&A expenses include a $0.3 million, or 39%, increase in personnel costs as a result of additional headcount added throughout the year. Offsetting the personnel increase were decreases in stock compensation of $0.1 million, as well as professional fees and other G&A expenses.

Other (Expense)/Income

Other expense for the three months ended March 31, 2019 was $1.4 million, which included a gain on the contingent real estate liability of $0.9 million, interest income of $0.2 million and rental income of $0.1 million, offset by $1.0 million of interest expense related to the amortization of debt issuance costs and interest on the convertible notes and a loss of $1.6 million on the change in the fair value of the derivative liability related to our convertible senior secured notes. Other income for the three months ended March 31, 2018 was $0.7 million, consisting of a gain of $0.6 million on the change in the fair value of our derivative liability and rental income of $0.1 million.

Net Loss

The Company recorded a net loss of $9.4 million for the three months ended March 31, 2019, compared to a net loss of $4.8 million for the three months ended March 31, 2018. The period-over-period incremental loss of $4.6 million, or 96%, was primarily driven by a loss on the change in fair value of the derivative liability of $1.6 million, increased net interest expense of $0.8 million, higher personnel costs of $0.8 million, R&D materials $0.6 million and increased stock compensation of $0.7 million.

Nine Months Ended March 31, 2019 and 2018

Revenue

The Company recorded revenue of $0.9 million during the nine months ended March 31, 2019 as compared to $1.0 million for the nine months ended March 31, 2018. Revenue recorded during the nine months ended March 31, 2019 included $0.4 million of revenue for non-recurring engineering services, $0.2 million of foundry services provided at the NY Facility, $0.2 million in RF filter and amplifier sales, and $0.1 million in grant revenue. The revenue for the nine months ended March 31, 2018 included $0.8 million of revenue for foundry services provided at the NY Facility, and $0.1 million in grant revenue.

Cost of Revenue

The Company recorded cost of revenue of $0.8 million in each of the nine months ended March 31, 2019 and 2018, which included direct labor, direct materials and facility costs.

Research and Development Expenses

R&D expenses were $14.5 million for the nine months ended March 31, 2019 and were $5.0 million, or 52%, higher than the prior year amount for the same period of $9.5 million. The period-over-period increase was primarily in the areas of R&D personnel, stock-based compensation, and depreciation. Personnel costs were $5.5 million compared to $3.7 million in the comparative period in the prior year, an increase of $1.8 million or 47%. The higher spend was due to additional R&D personnel at both the Huntersville, NC location and the NY Facility. Stock-based compensation of $3.0 million for the nine months ended March 31, 2019 was $1.2 million, or 69%, higher than the nine months ended March 31, 2018 due to change in the fair value of awards from prior periods. In addition, depreciation costs were $1.7 million as compared to $0.5 million in the comparative period ended March 31, 2018, which was an increase of $1.2 million, or 229%, attributed primarily to additional capital expenditures made during the year.

General and Administrative Expense

G&A expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the nine months ended March 31, 2019 were $6.7 million versus $6.5 million for the comparative period in the prior year. The increase of $0.2 million, or 3%, was associated mainly with increases in personnel costs and stock-based compensation, offset by decreases in professional fees, depreciation, and other general and administrative expenses. Personnel costs of $2.5 million were higher by $0.6 million, or 29%, compared to the same period in the prior year due to the increase in the number of administrative personnel. Stock-based compensation for the nine months ended March 31, 2019 was $2.5 million, an increase of $0.7 million, or 36%, compared to the same period in the prior year as a result of the recording of the change in the fair value of stock grants issued. Professional fees of $1.0 million, associated with legal, accounting and investor relations, decreased by $0.4 million, or 30%. In addition, depreciation and other general expenses decreased by $0.5 million, or 67%.

Liquidity and Capital Resources

Financing Activities

Since inception, the Company has recorded approximately $1.1 million of revenue from contract research and government grants, and $1.7 million of foundry services revenue. Our operations thus far have been funded primarily with contract research and government grants, foundry services and sales of our equity and debt securities.

The Company had $34.6 million of cash on hand as of March 31, 2019, which reflects an increase of $19.8 million compared to $14.8 million as of June 30, 2018. The $19.8 million increase is primarily due to $13.4 million in net cash used in operating activities and $4.5 million in capital expenditures for the nine months ended March 31, 2019, offset by the receipt of $37.7 million in net proceeds from sales of our common stock and issuance of convertible notes. These funds are expected to be sufficient to fund our operations beyond the next twelve months from the date of filing of this Form 10-Q.

Balance Sheet and Working Capital

March 31, 2019 compared to June 30, 2018

As of March 31, 2019, the Company had current assets of $35.8 million made up primarily of cash on hand of $34.6 million. As of June 30, 2018, current assets were $15.9 million comprised primarily of cash on hand of $14.8 million.

Property, Plant and Equipment was $15.5 million as of March 31, 2019 as compared to a balance of $12.8 million as of June 30, 2018. The approximate $2.7 million increase is primarily due to the purchase of R&D and manufacturing equipment of $4.4 million, offset by depreciation of $1.8 million.

Total assets as of March 31, 2019 and June 30, 2018 were $52.2 million and $29.3 million, respectively.

Current liabilities as of March 31, 2019 and June 30, 2018 were $2.8 million and $2.6 million, respectively.

Long-term liabilities totaled $19.7 million as of March 31, 2019, compared to $12.8 million as of June 30, 2018. The increase of $6.8 million was mainly due to the increase in convertible notes, net of debt discount and issuance costs of $7.6 million offset by a decrease in the real estate contingent liability of $0.8 million.

Stockholders’ equity was $29.7 million as of March 31, 2019, compared to $13.8 million as of June 30, 2018, an increase of $15.9 million, or 114%. Additional paid-in-capital (“APIC”) was $91.4 million as of March 31, 2019 and increased by $39.3 million from June 30, 2018. The increase was due to an increase of $28.7 million in common stock issued for cash, $6.7 million of APIC recorded due to the vesting of restricted stock agreements granted to employees and contractors in lieu of cash compensation and common stock issued in payment of note interest and for the exercise of warrants, and $3.9 million from the change in the intrinsic value of the beneficial conversion feature of the $15.0 million principal amount of convertible notes issued in May 2018. The $15.9 million increase in stockholders’ equity consisted of the $39.3 million increase in APIC reduced by the $23.5 million net loss recorded for the nine months ended March 31, 2019.

Cash Flow Analysis

Operating activities used cash of $13.4 million during the nine months ended March 31, 2019 and $11.1 million during the 2018 comparative period. The $2.3 million period-over-period increase in cash used was attributable to higher operating expenses associated with the ramp up of development and commercialization activities (primarily R&D personnel and material costs).

Investing activities used cash of $4.5 million for the nine months ended March 31, 2019 compared to $5.3 million for the comparative period ended March 31, 2018. The $0.8 million period-over-period decrease was primarily due to decreased spend on R&D equipment and leasehold improvements.

Financing activities provided cash of $37.7 million for the nine months ended March 31, 2019 versus $13.3 million for the 2018 comparative period. Proceeds from the issuance of common stock were $28.7 million in the nine month period ended March 31, 2019 versus $13.2 million in the 2018 comparative period. Additionally, the company received $8.9 million in proceeds from the sale of convertible notes in the nine months ended March 31, 2019.

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

We conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer (our principal executive officer and principal financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

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

ITEM 1A. RISK FACTORS .

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.  Other than as set forth below, there have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2018 Annual Report.

Problems in scaling our manufacturing operations could have a material adverse effect on our business.

Future customer demand may require us to significantly increase our manufacturing capacity. There are substantial technical challenges to increasing manufacturing capacity, including equipment acquisition lead times, materials procurement, scaling our manufacturing process, manufacturing site expansion, and the need to significantly increase production yields while maintaining or improving quality control and assurance. Developing commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. The scaling of manufacturing capacity is subject to numerous risks and uncertainties and may lead to variability in product quality or reliability, increased construction timelines, as well as resources required to acquire, install and maintain manufacturing equipment, among others, all of which can lead to unexpected delays in manufacturing output. Additionally, the production of our products must occur in a highly controlled and clean environment to minimize particles and other yield- and quality-limiting contaminants. Weaknesses in process control or minute impurities in materials may cause a substantial percentage of defective products. We may not be able to maintain stringent quality controls and contamination problems could arise. Material defects in our products could result in loss or delay of revenues, delayed market acceptance, damage to our reputation, lost customers, legal claims, increased insurance costs or increased service and warranty costs. If we are unable to successfully scale up our manufacturing operations to meet customer demand, our business growth could be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases

Unvested restricted stock awards granted under the Akoustis, Inc. 2014 Stock Plan (the “2014 Plan”) and the Akoustis Technologies, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) are subject to repurchase options upon certain terminations of the respective recipient’s service with the Company. Under the terms of the respective award agreements, repurchases will generally be made for no value or for par value. During the third quarter of fiscal 2019, the Company repurchased an aggregate 21,125 shares of restricted stock in connection with the resignation of an employee pursuant to the terms of such employee’s award agreement, as shown in the table below.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 2019	—	$.001	—	225,281
February 2019	—	$.001	—	219,203
March 2019	21,125	$.001	—	195,578
Total	21,125	—	—	195,578

(1)	As of March 31, 2019, approximately 6,078 shares and 189,500 shares remain subject to repurchase options under the 2014 Plan and the 2015 Plan, respectively. The repurchase options expire as the restricted shares vest and generally extend through August 2020.

Unregistered Sales of Equity Securities

Other than as previously reported in the Company’s Current Reports on Form 8-K, the Company did not sell any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits in the Exhibit Index below are filed or furnished, as applicable, as part of this report.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Conversion of the Company, as filed with the Nevada Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.2	Certificate of Conversion of the Company, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.3	Certificate of Incorporation, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

10.1*†	Price Quotation, dated January 14, 2019, by and between the Company and ASML US, LLC

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101*	Interactive Data Files of Financial Statements and Notes

101.INS*	Instant Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith

† Confidential portions of this exhibit have been omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2019	Akoustis Technologies, Inc.

	By:	/s/ Kenneth E. Boller
Kenneth E. Boller
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)