Form 10-K
period 2019-06-30
Akoustis Technologies, Inc.
filed 2019-09-13
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number: 001-38029

AKOUSTIS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1229046
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9805 Northcross Center Court, Suite A
Huntersville, NC	28078
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number, including area code:  1-704-997-5735

Securities registered under Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.001 par value	AKTS	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates on December 31, 2018 was approximately $123.6 million. For purposes of this computation, shares of Common Stock held by all officers, directors, and beneficial owners of 10% or more of the outstanding Common Stock were excluded because such persons may be deemed to be affiliates of the registrant. Such determination should not be deemed an admission that such persons are, in fact, affiliates of the registrant.

As of September 06, 2019, there were 30,329,525 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended June 30, 2019. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements, including, without limitation, in the sections captioned “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of commercially viable radio frequency (“RF”) filters and the pursuit of relationships with original equipment manufacturers (“OEMs”) and R&D development agreements and joint ventures with customers and other strategic partners, (ii) expectations of our current and future products’ performance and competitive position, (iii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iv) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), (v) our ability to efficiently utilize cash and cash equivalents to support our operations for a given period of time, (vi) our ability to engage customers while maintaining ownership of our intellectual property, and (vii) the assumptions underlying or relating to any statement described in points (i)through (vi) above.

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

●	our inability to obtain adequate financing,

●	our limited operating history,

●	our inability to generate revenues or achieve profitability,

●	our inability to service the debt represented by our $25.0 million principal amount of senior convertible notes issued in calendar year 2018,

●	the results of our research and development (“R&D”) activities,

●	our inability to achieve acceptance of our products in the market,

●	general economic conditions, including upturns and downturns in the industry,

●	risks related to doing business in foreign countries,

●	any security breaches or other disruptions compromising our proprietary information and exposing us to liability,

●	our limited number of patents,

●	failure to obtain, maintain and enforce our intellectual property rights,

●	our inability to attract and retain qualified personnel,

●	our reliance on third parties to complete certain processes in connection with the manufacture of our products,

●	product quality and defects,

●	existing or increased competition,

●	our ability to market and sell our products,

●	our inability to successfully scale the New York fabrication facility and related operations into our business and to maintain a successful fabrication operation,

●	our failure to innovate or adapt to new or emerging technologies, including in relation to our competitors,

●	our failure to comply with regulatory requirements,

●	results of any present or future arbitration or litigation,

●	stock volatility and illiquidity,

●	our failure to implement our business plans or strategies,

●	our failure to maintain effective internal control over financial reporting, and

●	our failure to obtain the Trusted Foundry accreditation of our New York fabrication facility.

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

Glossary

The following is a glossary of technical terms used herein:

●	Acoustic wave - a mechanical wave that vibrates in the same direction as its direction of travel.

●	AlN - Aluminum Nitride.

●	Acoustic wave filter - an electromechanical device that provides radio frequency control and selection, in which an electrical signal is converted into a mechanical wave in a device constructed of a piezoelectric material and then back to an electrical signal.

●	Band, channel or frequency band - a designated range of radio wave frequencies used to communicate with a mobile device.

●	Bulk acoustic wave (BAW) - an acoustic wave traveling through a material exhibiting elasticity, typically vertical or perpendicular to the surface of a piezoelectric material.

●	Digital baseband - the digital transceiver, which includes the main processor for the communication device.

●	Duplexer - a bi-directional device that connects the antenna to the transmitter and receiver of a wireless device and simultaneously filters both the transmit signal and receive signal.

●	Filter - a series of interconnected resonators designed to pass (or select) a desired radio frequency signal and block unwanted signals.

●	Group III element nitrides - a dielectric material comprised of group IIIA element, such as boron (B), aluminum (Al) or gallium (Ga), combined with group 5A (or VA nitrogen) to form a compound semiconductor nitride such as BN, AlN, or GaN. For resonators, the dielectric is typically chosen based upon the piezoelectric constant of the material in order to generate the highest electromechanical coupling.

●	Insertion Loss - the power losses associated with inserting a BAW filter into a circuit.

●	Lossy - resistive losses that result in heat generation.

●	Metrology - techniques used to evaluate materials, devices and circuits.

●	Monolithic topology - a description of an electrical circuit whereby all the elements of the circuit are fabricated at the same time using the same process flow.

●	Power Amplifier Duplexer (PAD) - an RF module containing a power amplifier and duplex filter components for the RFFE of a smartphone.

●	Piezoelectric materials - certain solid materials (such as crystals and certain ceramics) that produce a voltage in response to applied mechanical stress, or that deform when a voltage is applied to them.

●	Quality factor, or Q - energy stored divided by the energy dissipated per cycle. Higher Q represents a higher caliber of resonance and implies mechanical and electrical factors responsible for energy dissipation are minimal. For a given amount of energy stored in a resonator, Q represents the number of cycles resonance will continue without additional input of energy into the system.

●	Resonator - a device whose impedance sharply changes over a narrow frequency range and is characterized by one or more ‘resonance frequency’ due to a standing wave across the resonator’s electrodes. The vibrations in a resonator can be characterized by mechanical “acoustic” waves which travel without a characteristic sound velocity. Resonators are the building blocks for RF filters used in mobile wireless devices.

●	RF - radio frequency.

●	RF front-end (RFFE) - the circuitries in a mobile device responsible for processing the analog radio signals; located between the device’s antenna and the digital baseband.

●	RF spectrum - a defined range of frequencies.

●	Surface acoustic wave (SAW) - an acoustic sound wave traveling horizontally along the surface of a piezoelectric material.

●	TDD LTE - Time Division Duplex- Long-Term Evolution or a wireless standard which shares the bandwidth between transmit and receive.

●	Tier one - a supplier or OEM with substantial market share.

●	Tier two - a supplier or OEM with an established but not substantial market share.

●	Trusted Foundry- The Trusted Foundry Program was initiated by the Department of Defense in 2004 to ensure mission-critical national defense systems access to leading-edge integrated circuits from secure, domestic sources. Defense Microelectronics Activity (DMEA) is the manager of the Trusted Foundry Program for the U.S. Department of Defense (DoD). It is a joint DoD / National Security Agency (NSA) program and is administered by the NSA’s Trusted Access Program Office (TAPO).

●	Wafer - a thin slice of semiconductor material used in electronics for the fabrication of integrated circuits.

PART I

ITEM 1. BUSINESS

Overview

Akoustis® is an emerging commercial company focused on developing, designing and manufacturing innovative RF filter products for the wireless industry, including for products such as smartphones and tablets, network infrastructure equipment, WiFi Customer Premise Equipment (“CPE”) and defense applications. Located between the device’s antenna and its digital backend, the RF front-end (“RFFE”) is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. We have developed a new and proprietary microelectromechanical systems (“MEMS”) based bulk acoustic wave (“BAW”) technology and unique manufacturing flow, which we have trademarked as XBAW. Our XBAWTM process incorporates optimized high purity piezoelectric materials designed to achieve high power, high frequency and/or wide bandwidth filter performance. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the hardware modules defining the RFFE.

We believe owning the core resonator device technology, manufacturing facility and intellectual property (“IP”) to produce our designs is the most direct and efficient means of delivering our solutions to the market. Furthermore, our technology is based upon bulk-mode acoustic resonance, which we believe is superior to surface-mode acoustic resonance for high-band applications that include 4G/LTE, 5G, WiFi, and defense applications. Although some of our target customers utilize or make the RFFE module, they may lack access to critical ultra-high band (UHB) filter technology needed to compete in high-frequency applications. We intend to design, manufacture, and market our RF filter products to mobile phone original equipment manufacturers (“OEMs”), defense OEMs, network infrastructure OEMs, and WiFi CPE OEM’s to enable broader competition among the front-end module manufacturers. We operate as a “pure-play” RF filter supplier and align with the front-end module manufacturers who seek to acquire high performance filters to expand their module business.

We currently build high performance RF filter circuits, using our first generation XBAWTM wafer process, in our 120,000 square-foot wafer-manufacturing facility located in Canandaigua, New York, which we acquired in June 2017. As of September 11, 2019, our (IP) portfolio included 24 patents, including one blocking patent that we have licensed from Cornell University. Additionally, we have 52 active and pending patent applications. These patents cover our XBAWTM RF filter technology from the substrate level through the system application layer. Where possible, we leverage both federal and state level R&D grants to support development and commercialization of our technology.

We are developing RF filters for 4G/LTE, 5G, WiFi and defense bands using our proprietary resonator device models and product design kits (PDK’s). As we qualify our first RF filter products, we are engaging with target customers to evaluate our filter solutions. Our initial designs target UHB, sub-7 GHz 4G/LTE, 5G, WiFi and defense bands. Since Akoustis owns its core technology and controls access to its intellectual property, we expect to offer several ways to engage with potential customers. First, we intend to engage with multiple wireless markets, providing standardized filters that we design and offer as standard catalog components. Second, we expect to deliver unique filters to customer-supplied specifications, which we will design and fabricate on a customized basis. Finally, we may offer our models and design kits for our customers to design their own filters utilizing our proprietary technology.

We have earned minimal revenue from operations since inception, and we have funded our operations primarily with development contracts, RF filter prototype and initial production orders, government grants, MEMS foundry and engineering services, sales of our equity securities, and issuance of debt. We have incurred losses totaling approximately $67.5 million from inception through June 30, 2019. These losses are primarily the result of material and processing costs associated with developing and commercializing our technology, as well as personnel costs, professional fees (primarily accounting and legal), and other general and administrative (“G&A”) expenses. We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid-state device technology development and engineering of catalog and custom filter design solutions.

Plan of Operation

We plan to commercialize our technology by designing and manufacturing single-band and multi-band BAW RF filter solutions in our New York wafer fabrication facility. We expect our filter solutions will address problems (such as power loss, bandwidth, power handling, and isolation) created by the growing number and convergence of frequency bands in the RFFE of mobile devices, infrastructure and premise equipment to support 4G/LTE, 5G, and WiFi. We have prototyped our first single-band BAW filter designs for 4G/LTE frequency bands, which are dominated by competitive BAW solutions and historically cannot be addressed with low-band, lower power handling surface acoustic wave (“SAW”) technology.

To succeed, we must convince mobile phone OEMs, RFFE module manufacturers, network infrastructure OEMs, WiFi CPE OEMs and defense customers to use our XBAWTM filter technology in their systems and modules. However, since there are two dominant BAW filter suppliers in the industry that have high-band technology, and both utilize such technology as a competitive advantage at the module level, we expect customers that lack access to high-band filter technology will be open to engage with our pure-play filter company.

We plan to pursue RF filter design and R&D development agreements and potentially joint ventures with target customers and other strategic partners. These types of arrangements may subsidize technology development costs and qualification, filter design costs, and offer complementary technology and market intelligence and other avenues to revenue. However, we intend to retain ownership of our core technology, intellectual property, designs, and related improvements. We expect to pursue development of catalog designs for multiple customers and to offer such catalog products in one or more sales channels.

Recent Developments

Business Developments

In July 2018, we completed the qualification of our high purity piezoelectric materials process and our XBAWTM manufacturing process to support an initial product family of 4G/LTE, 5G mobile, WiFi and defense filter solutions. Now that we have stabilized our resonator process technology in a manufacturing environment, we intend to complete a production release of our RF filter products in the frequency range from 1 to 7 GHz. The target frequency bands will be prioritized based upon customer priority. We expect this will require recruiting and hiring additional personnel and capital investments.

We added our first 5G network infrastructure customer for the Citizen’s Broadband Radio Service in August 2018 and announced first samples to our 5G customer in March 2019. We announced a second 5G network infrastructure customer in October 2018, and we provided initial samples of our 3.5 GHz CBRS filter product in March 2019. In September 2018, we recorded our first XBAWTM filter revenue from our defense customer for pre-production units and received multiple follow-on orders in addition to the original purchase order for production units.

In December 2018, we introduced the AKF-1256, a 5.6 GHz BAW filter for the WiFi market and shipped samples to select partners for evaluation and testing. We are currently shipping production units of the AKF-1938 to our defense customer and have shipped pre-production units of our AKF-1252 product to multiple WiFi customers, including a new customer that signed a supply agreement with an initial order of more than 80,000 AK-1252 filters, which were delivered in the quarter ended March 31, 2019.

In May 2019, we announced receipt of sub-6GHz 5G filter development order from tier one wireless telecommunication customer and successfully delivered our first 5G prototype filter for mobile devices in June 2019. As we receive customer evaluations for our growing portfolio, we will do further iterations on the designs and provide next generation samples for evaluation and characterization.

Financing Developments

On October 23, 2018, the Company completed the offering of $10.0 million principal amount of the Company’s 6.5% Convertible Senior Notes due 2023. The notes are unsecured and rank pari passu with the Company’s outstanding unsubordinated liabilities. As unsecured obligations, the notes effectively rank junior in right of payment to our secured indebtedness, including our $15.0 million outstanding principal amount of convertible senior secured notes issued in May 2018. The net proceeds of the offering after payment of offering costs were approximately $8.9 million. The notes will mature on November 30, 2023, unless earlier converted, redeemed or repurchased. Interest on the notes accrues at the rate of 6.5% per year and is payable in cash on each February 28, May 31, August 31 and November 30, beginning February 28, 2019. The notes are convertible into common stock at the option of the holder at any time prior to maturity at an initial conversion price of $5.10 per share, subject to adjustment under certain circumstances.

Additionally, on October 23, 2018, the Company sold a total of 7,250,000 shares of its common stock at a price to the public of $4.25 per share for aggregate gross proceeds of $30.8 million, before deducting the underwriting discount and offering expenses payable by the Company of approximately $2.1 million.

Our Technology

Current RF acoustic wave filters utilize technologies that are limited by the piezoelectric material physical properties, the resonator device structure and/or the manufacturing process technology. Existing BAW filters use an “acoustic wave ladder” that is based on a monolithic topology approach using lossy polycrystalline materials. By contrast, our XBAW technology uses high purity materials, which provides high performance acoustic properties. We have fabricated resonators that demonstrate the feasibility of our approach and believe our technology will yield a new generation of high frequency RF filter products.

XBAW technology consists of novel high purity piezoelectric materials, which are fabricated into bulk-mode, acoustic wave resonators and RF filters. Our patented piezoelectric materials contain high-purity Group III element nitride materials and possess a unique signature, which can be detected by conventional material metrology tools. We utilize analytical modeling techniques to aid in the design and internal manufacturing of our materials, whereby the raw substrate materials utilized in our XBAW process are sourced from a third party. Once our filter designs are simulated and ready to manufacture, we supply our NY fabrication facility raw materials, a mask design file, and a unique process sequence in order to fabricate our resonators and filters. Our wafer process flow is patented and compatible with wafer level packaging (WLP) that allows for low profile, cost effective filters to be produced.

Challenges Facing the Mobile Device Industry

Rising consumer demand for always-on wireless broadband connectivity is creating an unprecedented need for high performance RFFE for mobile devices. Mobile devices such as smartphones and tablets are quickly becoming the primary means of accessing the Internet, driving the Internet of Things (IoT). The rapid growth in mobile data traffic is testing the limits of existing wireless bandwidth. Carriers and regulators have responded by opening new spectrums of RF frequencies, driving up the number of frequency bands in mobile devices. This substantial increase in frequency bands has created a demand for more filters, as well as a demand for filters with higher selectivity. The global transition to LTE and adoption of LTE-Advanced with more sophisticated carrier aggregation and multiple-input, multiple-output (MIMO) techniques will continue to push the requirements for increased supply of high-performance filters. Furthermore, the introduction of 5G mobile technologies and their associated frequencies over the next several years will create an even greater need for high-performance, high-frequency filters as the bands being auctioned have primarily been in the 3-6 GHz range, well above current networks.

The new spectrum introduced by 4G/LTE and 5G is driving spectrum licensing at higher frequencies than previous 3G smartphone models. For example, new TDD LTE frequencies allocated for 5G wireless cover frequencies nearly twice as high as those covered in previous generation phones. As a result, the demand for filters represents the single largest growth opportunity in the RFFE industry, according to a Mobile Experts 2018 report. For traditional “low band” frequencies, SAW filters have been the primary choice, while high band solutions have utilized BAW filters due to their performance and yield. While there are multiple sources of supply for SAW technology, the source of supply for BAW filters is more limited and essentially dominated by two manufacturers worldwide. See “Competition” below.

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

Our Solutions

Our immediate focus is on the commercialization of wide bandwidth RF filters operating in the high frequency spectrum known as the sub 6 GHz bands. Using our XBAW technology, we believe these filters enable new PAD module or RFFE competition for high band modules as well as performance-driven low band applications. Initially, we expect to target select strategic RFFE market leaders as well as tier two mobile phone (“OEMs”) and/or RFFE module suppliers. Longer term, our focus will be to expand our market share by engaging with additional mobile phone OEMs and RFFE module manufacturers. We manufacture our wafer technology in our Canandaigua, NY fabrication facility where we continue to focus on the commercialization of our filters using our XBAW technology We plan to develop a series of filter designs to be used in the manufacturing of discrete filters, duplexers or more complex multiplexers targeting the 4G/LTE, 5G, WiFi and defense frequency bands. We believe our filter designs will create an alternative for, and replace, filters currently manufactured using materials with fundamentally inferior performance. Figure 1 below illustrates characterization plots that represent the high power, high bandwidth and high frequency capability of our essential single crystal materials.

Figure 1-Characteristics of our essentially single crystal materials used to fabricate our BAW RF filters .

Single-Band Discrete Designs, Duplexers and Multiplexers

SAW filters have been preferred in modern RFFE because of their high performance, small size and low cost. However, traditional SAW ladder designs do not perform well in high frequency bands or bands with closely spaced receive and transmit channels, typical of many new bands. Therefore, BAW filters are needed for these bands. We have demonstrated in our Canandaigua, NY wafer fabrication facility an ability to fabricate BAW resonators, the building block of BAW filters, that offer high frequency, wide bandwidth and high power performance. Furthermore, we believe the improved efficiency provided by BAW filters will reduce the total cost of RFFE, offer efficient use of shared frequency spectrum as well as reduce the battery demand of mobile devices. Additionally, we believe that our XBAW technology will allow for a single manufacturing method that will support all of the BAW filter band range and a significant portion of the SAW band range. Figure 2 below illustrates what we believe will be the frequency range of our XBAW technology.

Figure 2- The potential range of our technology

Pure-Play Filter Provider Enables New Module Competition

Given the high sound velocity in our piezoelectric materials, our technology allows for a wide range of frequency coverage, and we plan to supply filters that will support 4G/LTE, 5G, WiFi and defense bands. We have successfully demonstrated resonators that will support the design and fabrication of 4G/LTE filters, WiFi filters and defense filters, with frequencies adjacent to the emerging 5G mobile auctions. We completed the development required to transition our XBAW technology to high volume manufacturing in June 2018. We aim to be a pure-play filter supplier that will address the increasing RF complexity placed on RFFE manufacturers supporting 4G/LTE 5G,and WiFi. Figure 3 illustrates historical and projected growth in RF complexity.

Figure 3- Increase in Filter content in Mobile Phone Front End Modules (FEMs) from 2016 - 2021 (Source: Mobile Experts 2016)

Commercialization

Our immediate focus is on the commercialization of wide bandwidth RF filters to address the WiFi, Infrastructure and defense bands with innovative single-band designs using our XBAW sub 6 GHz RF filter technology. We are currently developing commercial single-band filters through our wafer fabrication facility. We are focused on developing fixed-band filters because we believe these designs present the greatest near-term potential for commercialization of our technology, and that once demonstrated, the facility can be more efficiently readied for production compared to alternative technologies.

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

2.	Alpha – Develop stable recipe (Process freeze) with limited production development

3.	Beta – Complete technology qualification (Process qualification) in factory to enable product design

4.	Pre-Production – Demonstrate lead product production capabilities, release final design tools

5.	Production – Continual improvement of process and parametric performance

In March 2018, we announced the completion of the alpha-phase for our first generation XBAW process technology called XB1. In July 2018 we announced the completion of the beta-phase for both the XB1 and our materials process. This shortens the development cycle time for new catalog and custom components as each new product will start in the pre-production phase and will not require end-to-end qualification.

Research and Development

Since inception, the Company’s focus has been on developing an innovative mobile-wireless filter technology with a compelling value proposition to our potential customers and a significant and noticeable impact to the end user. Whereas today’s polycrystalline material (used to manufacture RF resonators and filters) is sputtered on a metal-coated  carrier, our patented XBAW technology employs high purity piezoelectric films in our resonators, which are used as the enabler to create high performance BAW RF filters. Our high purity piezoelectric materials are a key differentiator when compared to the incumbent amorphous thin-film technologies because it increases the acoustic velocity, the electromechanical coupling coefficient in the resonator and/or high-power performance. These technology features allow Akoustis to engineer RF filter solutions for a broad spectrum for multiple radio frequencies and thus multiple end markets. Research and development expense totaled $19.3 million for the year ended June 30, 2019 and $13.3 million for the year ended June 30, 2018. These R&D activities focused on high purity piezoelectric materials development and resonator demonstration. Current R&D investments include materials advancement, resonator development, RF filter design and high yield wafer manufacturing.

As a result of our efforts, we have developed and introduced several new filters which are currently sampling with multiple customers across multiple markets. Our focus remains on improving the electromechanical coupling and quality factor of our resonator technology and the performance of our fabricated filters through design improvements and process optimization experiments.

We announced our first filter in March 2018, the AKF-1252, a 5.2 GHz filter for the WiFi premise equipment market. The AKF-1252 is a wideband filter for the U-NII-1&2A bands with typical insertion loss of less than 1dB, high rejection and a high-power rating in an ultra- small footprint module. Offering our customers 23-times size reduction over current dielectric resonator technology, our product is the first BAW RF filter targeting the 5.2 GHz WiFi band and achieved pre-production status in November 2018. In addition, we have announced the sister part to the AKF-1252, called the AKF-1256, which allows the Company to bundle the 5.2 GHz and 5.6 GHz filter solutions to the CPE market. The Company received its first pre-production order in May 2019. The tandem 5.2 GHz and 5.6 GHz filter solutions allow coexistence of WiFi signals in the 5GHz spectrum as shown below.

Following the AKF-1252, we also announced the AKF-1652, a 5.2 GHz filter for the WiFi device market, with lower insertion loss. We are currently working on the development of a small footprint, wafer-level package (WLP) that will be required before the expected uptake of 5.2 GHz WiFi in cellular handsets and other devices. We believe that handset makers are still several years away from including tri-band WiFi in smartphones, tablets and other mobile devices, and expect to complete the packaging development ahead of the market.

In April 2018 we announced the AKF-1938 filter in the 3.8 GHz band, adjacent to emerging 5G mobile frequency auctions. In July 2018, we announced that we signed our first customer, a large military OEM with annual revenue of over $1 billion. We received revenue from this product in the second quarter of fiscal 2019, with follow-on new orders received in calendar 2019.

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

In the United States and internationally, as of September 11, 2019, our IP portfolio included 24 patents, including one blocking patent that we have licensed from Cornell University. Additionally, we have 52 active and pending patent applications. These patents cover our XBAWTM RF filter technology from the substrate level through the system application layer. Where possible, we leverage both federal and state level R&D grants to support development and commercialization of our technology.  Our patents expire between 2031 and 2037. We intend to continue to innovate and expand our patent portfolio, and when appropriate, we will look to purchase license(s) that grant access to additional intellectual property that enables, enhances or further expands our technical capabilities and/or product.

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

Competition

The RF filter market is controlled by a relatively small number of RF component suppliers. These companies include, among others, Broadcom Corporation, Murata Manufacturing Co., Ltd., Qorvo, Inc., Skyworks Solutions Inc., Taiyo Yuden Co. Ltd., and Qualcomm Incorporated. Broadcom Corporation and Qorvo, Inc. dominate the high band BAW filter market, controlling a significant portion of the customer base and are increasing capacity to meet the growing RF filter demand of the 4G/LTE market.

Upon completion of our product development, we will compete directly with these companies to secure design slots inside RFFE module targeting companies that procure filters or internally source filters. While many of our competitors have more resources than we have, we believe that our filter designs will be superior in performance, and we will approach prospective customers as a pure-play filter supplier, offering advantages in performance over the full frequency range at competitive costs. Our challenges will include convincing our customers that we have a strong intellectual property position, that we will be able to deliver in volume, that we will meet their price targets, and that we can satisfy reliability and other requirements. For a list of other competitive factors, see “Item 1A. Risk Factors - We are still developing many of our products, and they may not be accepted in the market.”

Employees

We place an emphasis on hiring the best talent at the right time to enable our core technology and business growth. This includes establishing a competitive compensation and benefits package, thereby enhancing our ability to recruit experienced personnel and key technologists. As of June 30, 2019, we had a total of 82 full-time employees plus 8 part-time employees. We will continue to hire specific and targeted positions to further enable our technology and manufacturing capabilities as and when appropriate.

Government Regulations

Our business and products in development are subject to regulation by various federal and state governmental agencies, including the radio frequency emission regulatory activities of the Federal Communications Commission (the “FCC”), the consumer protection laws of the Federal Trade Commission (the “FTC”), the import/export regulatory activities of the Department of Commerce, the product safety regulatory activities of the Consumer Products Safety Commission, and the environmental regulatory activities of the Environmental Protection Agency (the “EPA”).

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

We are an emerging commercial company that recently began commercial operations selling advanced single-crystal BAW filter products for RFFEs for use in the mobile wireless device industry. Historically, we have primarily focused on R&D of high efficiency acoustic wave resonator technology utilizing single-crystal piezoelectric materials, and have earned minimal revenue from operations since inception.

Since our expectations of potential customers and future demand for our products are based on only limited experience, it is difficult for our management and our investors to accurately forecast and evaluate our future prospects and our revenues. Our proposed progression of our operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the growth of any new business and the development of a product, as well as those risks that are specific to our business in particular. The risks include, but are not limited to, our reliance on third parties to complete some processes for the manufacturing of our products, the possibility that we will not be able to develop functional and scalable products, or that although functional and scalable, our products and/or services will not be accepted in the market. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that the Company can successfully address these challenges. If it is unsuccessful, the Company and its business, financial condition and operating results will be materially and adversely affected.

We may not generate sufficient revenues to achieve profitability.

We have incurred operating losses since our inception and expect to continue to have negative cash flow from operations. We have only generated minimal revenues from shipment of product while our primary sources of funds have been R&D grants, MEMS foundry services, issuances of our equity, and debt. We have experienced net losses of approximately $67.5 million for the period from May 12, 2014 (inception) to June 30, 2019. Our future profitability will depend on our ability to create a sustainable business model and generate sufficient revenues, which is subject to a number of factors, including our ability to successfully implement our strategies and execute our R&D plan, our ability to implement our improved design and cost reductions into manufacturing of our RF filters, the availability of funding, market acceptance of our products, consumer demand for end products incorporating our products, our ability to compete effectively in a crowded field, our ability to respond effectively to technological advances by timely introducing our new technologies and products, and global economic and political conditions.

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

Our development and commercialization efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues to offset higher expenses. These expenses, among other things, may cause our net income and working capital to decrease. If we fail to generate sufficient revenue and manage our expenses, we may never achieve profitability, which would adversely and materially affect our ability to provide a return to our investors.

We have identified material weaknesses in our internal control over financial reporting. If we are not able to remediate these material weaknesses appropriately and timely, or if we are unable to implement and maintain effective internal control over financial reporting in the future, this could result in losses from errors, harm our reputation or cause investors to lose confidence in the reported financial information, all or any of which could have a material adverse effect on our results of operations and financial condition, which, in turn, could adversely affect the market price of our Common Stock, our access to debt or other capital markets or other aspects of our business, prospects, results of operations or financial condition.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. In addition, as we are no longer an emerging growth company, Sarbanes-Oxley requires that our management report on internal control over financial reporting be attested to by our independent registered public accounting firm.

As discussed further in Item 9A, “Controls and Procedures,” we have identified certain material weaknesses in our internal control over financial reporting relating to (i) controls over the operating effectiveness of information technology general controls relevant to the preparation of our financial statements and (ii) management review controls designed to address risks associated with complex accounting matters that arise from significant non-routine transactions. We describe the specific issues leading to these conclusions in Item 9A, “Controls and Procedures—Management’s Annual Report on Internal Control over Financial Reporting.” We expect to remediate these material weaknesses in fiscal 2020.

The actions we are taking to remediate the material weaknesses, however, may be insufficient and we may in the future discover other areas of our internal controls that need improvement. If we have material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Additionally, if we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we may not be able to access debt markets, equity investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be adversely affected, and we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

The industry and the markets in which the Company operates are highly competitive and subject to rapid technological change. Therefore, in order for our RF filters to be competitive and achieve market acceptance, we need to keep pace with rapid development of new process technologies.

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

We are still developing many of our products, and they may not be accepted in the market.

Although we believe that our XBAW acoustic wave resonator technology, which can utilize single-crystal piezoelectric materials, provides material advantages over existing RF filters, and we have developed and are currently developing various methods of integration suitable for implementation of this technology into RF filters, we cannot be certain that our RF filters will be able to achieve or maintain market acceptance. While we have fabricated R&D filters that demonstrate the performance of our XBAW technology, and this technology has been stabilized, and it has been verified in small volumes both in practice and in commercial utilization, it has not yet been ramped in volumes for commercial scale. There are also no records that can demonstrate our ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields. In addition to our limited operating history, we will depend on a limited number of manufacturers and customers for a significant portion of our revenue in the future and we cannot guarantee their acceptance of our products. Each of these factors may adversely affect our ability to implement our business strategy and achieve our business goals.

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

We face risks associated with the operation of our manufacturing facility.

We operate a wafer fabrication facility in Canandaigua, NY that we acquired in June 2017. We currently use several international and domestic suppliers to assemble and test our products, as well as our own test and tape and reel facilities located in the U.S.

A number of factors related to our facilities will affect our business and financial results, including the following:

●	our ability to adjust production capacity in a timely fashion in response to changes in demand for our products;

●	the significant fixed costs of operating the facilities;

●	factory utilization rates;

●	our ability to qualify our facilities for new products and new technologies in a timely manner;

●	the availability of raw materials, the impact of the volatility of commodity pricing and tariffs imposed on raw materials, including substrates, gold, platinum and high purity source materials such as gallium, aluminum, arsenic, indium, silicon, phosphorous and palladium;

●	our manufacturing cycle times;

●	our manufacturing yields;

●	our ability to hire, train and manage qualified production personnel;

●	our compliance with applicable environmental and other laws and regulations; and

●	our ability to avoid prolonged periods of down-time in our facilities for any reason.

If we experience poor manufacturing yields, our operating results may suffer.

Our products have unique designs and are fabricated using multiple semiconductor process technologies that are highly complex. In many cases, our products are assembled in customized packages. Many of our products consist of multiple components in a single module and feature enhanced levels of integration and complexity. Our customers insist that our products be designed to meet their exact specifications for quality, performance and reliability. Our manufacturing yield is a combination of yields across the entire supply chain, including wafer fabrication, assembly and test yields. Defects in a single component in an assembled module product can impact the yield for the entire module, which means the adverse economic impacts of an individual defect can be multiplied many times over if we fail to discover the defect before the module is assembled. Due to the complexity of our products, we periodically experience difficulties in achieving acceptable yields and other quality issues, particularly with respect to new products.

Our customers test our products once they have been assembled into their products. The number of usable products that result from our production process can fluctuate as a result of many factors, including:

●	design errors;

●	minute impurities and variations in materials used;

●	contamination of the manufacturing environment;

●	equipment failure or variations in the manufacturing processes;

●	losses from broken wafers or other human error; and

●	defects in substrates and packaging.

We constantly seek to improve our manufacturing yields. Typically, for a given level of sales, when our yields improve, our gross margins improve, and when our yields decrease, our unit costs are higher, our margins are lower, and our operating results are adversely affected.

Costs of product defects and deviations from required specifications could include the following:

●	writing off inventory;

●	scrapping products that cannot be fixed;

●	accepting returns of products that have been shipped;

●	providing product replacements at no charge;

●	reimbursement of direct and indirect costs incurred by our customers in recalling or reworking their products due to defects in our products;

●	travel and personnel costs to investigate potential product quality issues and to identify or confirm the failure mechanism or root cause of product defects; and

●	defending against litigation.

These costs could be significant and could reduce our gross margins. Our reputation with customers also could be damaged as a result of product defects and quality issues, and product demand could be reduced, which could harm our business and financial results.

Industry overcapacity could cause us to underutilize our manufacturing facilities and have a material adverse effect on our financial performance.

It is difficult to predict future demand for our products, which makes it difficult to estimate future requirements for production capacity and avoid periods of overcapacity. Fluctuations in the growth rate of industry capacity relative to the growth rate in demand for our products also can lead to overcapacity and contribute to cyclicality in the semiconductor market.

Capacity expansion projects have long lead times and require capital commitments based on forecasted product trends and demand well in advance of production orders from customers. In recent years, we have made significant capital investments to expand our RF filter capacity to address forecasted future demand patterns. In certain cases, these capacity additions may exceed the near-term demand requirements, leading to overcapacity situations and underutilization of our manufacturing facilities.

As many of our manufacturing costs are fixed, these costs cannot be reduced in proportion to the reduced revenues experienced during periods of underutilization. Underutilization of our manufacturing facilities can adversely affect our gross margin and other operating results. If demand for our products experiences a prolonged decrease, we may be required to close or idle facilities and write down our long-lived assets or shorten the useful lives of underutilized assets and accelerate depreciation, which would increase our expenses.

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

We may be subject to risks related to doing business in, and having counterparties based in, foreign countries.

We engage in operations, and enter into agreements with counterparties, located outside the U.S., which exposes us to political, governmental and economic instability and foreign currency exchange rate fluctuations.

Any disruption caused by these factors could harm our business, results of operations, financial condition, liquidity and prospects. Risks associated with potential operations, commitments and investments outside of the U.S. include but are not limited to risks of:

●	global and local economic, social and political conditions and uncertainty;

●	currency exchange restrictions and currency fluctuations;

●	war or terrorist attack;

●	renegotiation or nullification of existing contracts or international trade arrangements;

●	labor market conditions and workers’ rights affecting our manufacturing operations or those of our customers;

●	macro-economic conditions impacting key markets and sources of supply;

●	changing laws and policies affecting trade, taxation, financial regulation, immigration, and investment;

●	compliance with laws and regulations that differ among jurisdictions, including those covering taxes, intellectual property ownership and infringement, imports and exports, anti-corruption and anti-bribery, antitrust and competition, data privacy, and environment, health, and safety; and

●	general hazards associated with the assertion of sovereignty over areas in which operations are conducted, transactions occur, or counterparties are located.

As our reporting currency is the U.S. dollar, any operations conducted outside the U.S. or transactions denominated in foreign currencies would face additional risks of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. In addition, we would be subject to the impact of foreign currency fluctuations and exchange rate changes on our financial reports when translating our assets, liabilities, revenues and expenses from operations or transactions outside of the U.S. into U.S. dollars at the then-applicable exchange rates. These translations could result in changes to our results of operations from period to period.

Economic regulation in China could adversely impact our business and results of operations.

A significant portion of our potential customer base is in China. For many years, the Chinese economy has experienced periods of rapid growth and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and to contain inflation, including currency controls and measures designed to restrict credit, control prices or set currency exchange rates. Such actions in the future, as well as other changes in Chinese laws and regulations, including actions in furtherance of China’s stated policy of reducing its dependence on foreign semiconductor manufacturers, could increase the cost of doing business in China, foster the emergence of Chinese-based competitors, decrease the demand for our products in China, or reduce the supply of critical materials for our products, which could have a material adverse effect on our business and results of operations.

Changes in government trade policies, including the imposition of tariffs and export restrictions, could limit our ability to sell our products to certain customers, which may materially adversely affect our sales and results of operations.

The U.S. or foreign governments may take administrative, legislative or regulatory action that could materially interfere with our ability to sell products in certain countries, particularly in China. For example, between July 2018 and September 2019, the Office of the United States Trade Representative imposed 10% to 25% tariffs on specified product lists, including certain electronic components and equipment, totaling approximately $250 billion in Chinese imports. In response, China imposed or proposed new or higher tariffs on U.S. products. At this time, the U.S. government has announced it intends to increase the tariff rate on the approximately $250 billion in Chinese imports to 30%, effective October 1, 2019. The U.S. government also imposed a 15% tariff on an additional $325 billion of Chinese imports effective September 1, 2019 for certain specified products and December 15, 2019 for the remaining specified products. China has taken additional retaliatory actions, including an increase in tariffs applied to U.S. products effective September 1, 2019. China has also threatened further retaliatory actions, including additional tariff increases later in 2019. While the imposition of these tariffs did not have a direct, material adverse impact on our business during fiscal year ended June 30, 2019, the direct and indirect effects of tariffs and other restrictive trade policies are difficult to measure and are only one part of a larger U.S./China economic and trade policy disagreement.

For example, U.S. government actions targeting exports of certain technologies to China are becoming more pervasive. In 2018, the U.S. adopted new laws designed to address concerns about the export of emerging and foundational technologies to China. In addition, in May 2019, President Trump issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of information communications technology in transactions that imposed undue national security risks. These actions could lead to additional restrictions on the export of products that include or enable certain technologies, including products we could potentially provide to China-based customers.

Furthermore, the imposition of tariffs on our potential customers’ products that are imported from China to the U.S. could harm sales of such products, which could indirectly harm our business. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation.

The loss or temporary loss of potential foreign customers or the imposition of restrictions on our ability to sell products to such customers as a result of tariffs, export restrictions or other U.S. regulatory actions could materially adversely affect our sales, business and results of operations.

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

From time to time, changes in general economic conditions, together with other factors, may cause significant upturns and downturns in the semiconductor industry. These fluctuations are due to a number of factors, many of which are beyond our control, including:

●	levels of inventory in our end markets,

●	availability and cost of supply for manufacturing of our RF filters using our design,

●	changes in end-user demand for the products manufactured with our technology and sold by our prospective customers,

●	exposure to foreign currency exchange rates, import duties and tariffs,

●	industry production capacity levels and fluctuations in industry manufacturing yields,

●	market acceptance of our current and future customers’ products that incorporate our RF filters,

●	the gain or loss of significant customers,

●	the effects of competitive pricing pressures, including decreases in average selling prices of our RF filters,

●	new product and technology introductions by competitors,

●	changes in the mix of products produced and sold, and

●	intellectual property disputes.

As a result, the demand for our products can change quickly and in ways we may not anticipate, and our business, therefore, may also experience cyclical fluctuations in future operating results. In addition, future downturns in the electronic systems industry could adversely impact our revenue and harm our business, financial condition and results of operations.

Security breaches and other disruptions could compromise our proprietary information and expose us to liability, which would cause our business and reputation to suffer.

We rely on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities to provide us with competitive advantages. We protect this information by entering into confidentiality agreements with our employees, consultants, strategic partners and other third parties. We also design our computer networks and implement various procedures to restrict unauthorized access to dissemination of our proprietary information.

We face internal and external data security threats. Current, departing or former employees or third parties could attempt to improperly use or access our computer systems and networks to copy, obtain or misappropriate our proprietary information or otherwise interrupt our business. Like others, we are also subject to significant system or network disruptions from numerous causes, including computer viruses and other cyber-attacks, facility access issues, new system implementations and energy blackouts.

Security breaches, computer malware, phishing, spoofing, and other cyber-attacks have become more prevalent and sophisticated in recent years. While we defend against these threats on a daily basis, we do not believe that such attacks to date have caused us any material damage. Because the techniques used by computer hackers and others to access or sabotage networks constantly evolve and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate all of these techniques. As a result, our and our customers’ proprietary information may be misappropriated, and the impact of any future incident cannot be predicted. Any loss of such information could harm our competitive position, result in a loss of customer confidence in the adequacy of our threat mitigation and detection processes and procedures, cause us to incur significant costs to remedy the damages caused by the incident, and divert management and other resources. We routinely implement improvements to our network security safeguards and we are devoting increasing resources to the security of our information technology systems. We cannot, however, assure that such system improvements will be sufficient to prevent or limit the damage from any future cyber-attack or network disruption.

The costs related to cyber-attacks or other security threats or computer systems disruptions typically would not be fully insured or indemnified by others. Occurrence of any of the events described above could result in loss of competitive advantages derived from our R&D efforts or our intellectual property. Moreover, these events may result in the early obsolescence of our products, product development delays, or diversion of the attention of management and key information technology and other resources, or otherwise adversely affect our internal operations and reputation or degrade our financial results and stock price.

We may be subject to theft, loss, or misuse of personal data by or about our employees, customers or other third parties, which could increase our expenses, damage our reputation, or result in legal or regulatory proceedings.

In the ordinary course of our business, we have access to sensitive, confidential or personal data or information regarding our employees and others that is subject to privacy and security laws and regulations. The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business, or by our third party service providers, including business process software applications providers and other vendors that have access to sensitive data, could result in damage to our reputation, disruption of our business activities, significantly increased business and security costs or costs related to defending legal claims.

Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment. For example, the European Union has adopted the General Data Protection Regulation (“GDPR”), which requires companies to comply with rules regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and fluid, and may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these changing laws has caused, and could continue to cause, us to incur substantial costs, which could have an adverse effect on our business and results of operations. Further, failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged non-compliant activity. Finally, even our inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in audits, regulatory inquiries or proceedings against us by governmental entities or others.

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

As the source of our technological and product innovations, our key technical personnel represent a significant asset. We believe that our future success is highly dependent on the continued services of our current key officers, employees, and Board members, as well as our ability to attract and retain highly skilled and experienced technical personnel. The loss of their services could have a detrimental effect on our operations. Specifically, the  loss of the services of our President and Chief Executive Officer, our Interim Chief Financial Officer, our Vice President of Business Development, our Chief Product Officer, any major changes in our Board or other senior management, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business. The competition for management and technical personnel is intense in the wireless semiconductor industry, and therefore, we cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for the design, development, manufacture and sale of our products.

Litigation or legal proceedings, including product liability claims, could expose us to significant liabilities, occupy a significant amount of our management’s time and attention and damage our reputation.

We are from time to time party to various litigation claims and legal proceedings. We evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses. If we or any of our manufacturers fails to successfully manufacture wafers that conform to our design specifications and the strict regulatory requirements of the FCC, it may result in substantial risk of undetected flaws in components or other materials used by our manufacturers during fabrication of our filters and could lead to product defects and costs to repair or replace these parts or materials, significantly impacting our ability to develop and implement our technology and to improve performance of our RF filters. In addition, claims made or threatened by our suppliers, customers or current or former employees could adversely affect our relationships, damage our reputation or otherwise adversely affect our business, financial condition or results of operations. The costs associated with defending product liability and other claims, and the payment of damages, could be substantial. Our reputation could also be adversely affected by such claims, whether or not successful.

We may establish reserves as appropriate based upon assessments and estimates in accordance with our accounting policies in accordance with U.S. GAAP. We base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment. Actual outcomes or losses may differ materially from assessments and estimates. Actual settlements, judgments or resolutions of these claims or proceedings may negatively affect our business and financial performance. A successful claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages and could materially adversely affect our financial condition, results of operations and cash flows.

If we are unable to establish effective marketing and sales capabilities or enter into additional agreements with third parties to market and sell our RF filters, we may not be able to effectively generate and sustain or increase product revenues.

We have limited experience selling, marketing or distributing products and currently have a small internal marketing and sales force. To progress the launch and commercialization of our technology and our RF filters, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. Therefore, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If so, our success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, such collaborator’s strategic interest in the products under development and such collaborator’s ability to successfully market and sell any such products.

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

In the United States and internationally we had fifty-two pending patent applications as of September 11, 2019; however, there is no assurance that any of the pending applications or our future patent applications will result in patents being issued, or that any patents that may be issued as a result of existing or future applications will provide meaningful protection or commercial advantage to us.

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

We believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, maintaining goodwill, and maintaining or increasing market share. We currently have four trademarks that we have filed to register with the USPTO  - the Akoustis, XBAW and BulkONE marks and the XBAW logo - and we may expend substantial cost and effort in an attempt to register new trademarks and maintain and enforce our trademark rights. If we do not adequately protect our rights in our trademarks from infringement, any goodwill that we have developed in those trademarks could be lost or impaired.

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

Our operations have consumed substantial amounts of cash since inception. We have incurred losses since our incorporation and formation in 2014. We anticipate that our operating expenses will increase in the foreseeable future as we continue to pursue the development of our patent-pending high purity single crystal acoustic wave filter technology, invest in marketing, sales and distribution of our RF filters to grow our business, acquire customers, commercialize our technology in the mobile wireless market and continue to invest in our manufacturing facility in Canandaigua, NY. These efforts may prove more expensive than we currently anticipate, and we may not succeed in generating sufficient revenues to offset these higher expenses. In addition, we expect to incur significant expenses related to regulatory requirements and our ability to obtain, protect, and defend our intellectual property rights.

We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

To date, we have financed our operations through a mix of investments from private investors, public offerings of Common Stock, the incurrence of debt, foundry services revenue, RF filter revenue, and grant funding, and we expect to continue to utilize such means of financing for the foreseeable future. Additional funding from those or other sources may not be available when or in the amounts needed, on acceptable terms, or at all. If we raise additional capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. If we raise additional capital through the incurrence of indebtedness, such as our issuance of senior convertible notes in May and October 2018, we may become subject to additional covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support research and development, or commercialization activities. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate the production and sale of our RF filter products, our R&D programs for our acoustic wave filter technology or any future commercialization efforts. Any of these events could materially and adversely affect our business, financial condition and prospects, and could cause our business to fail.

Servicing our debt requires a significant amount of cash or Common Stock, and we may not have sufficient cash flow from our business or have the ability to issue the necessary number of shares of Common Stock to pay our substantial debt.

Pursuant to the convertible note offerings we completed in the calendar year 2018, we incurred $25.0 million of indebtedness. This level of debt could have significant consequences on future operations, including:

●	increasing our vulnerability to adverse economic and industry conditions;

●	making it more difficult for us to meet our payment and other obligations;

●	making it more difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

●	requiring the dedication of a substantial portion of any cash flow from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;

●	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital than we have; and

●	limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete.

Accrued interest on our October 2018 6.5% Convertible Senior Notes due 2023 is payable quarterly in cash and we have the ability, at our option, to pay accrued interest on our May 2018 6.5% Convertible Senior Secured Notes due 2023 in cash or freely tradable shares of Common Stock. Our ability to make scheduled payments of interest depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt in cash and make necessary capital expenditures. Furthermore, we may not issue Common Stock to make payments of interest to the extent such issuance would violate Nasdaq Marketplace Rule 5635(d), which limits the amount of Common Stock that we may privately issue without prior stockholder approval. Therefore, our ability to repay debt with Common Stock will depend on the capital markets and whether we have obtained stockholder approval for such issuances of Common Stock.

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

Furthermore, our $15.0 million principal amount of 6.5% Convertible Senior Secured Notes due 2023 are secured by a first priority lien on substantially all of the Company’s and the Company’s existing and future subsidiaries’ assets. Therefore, if we default on any of our debt obligations, it could result in our noteholders foreclosing on our assets. In such an event, the noteholders’ rights to such assets would likely be superior to those of our stockholders.

We are subject to a number of restrictive covenants, relating to our indebtedness, which may restrict our business and financing activities. Additionally, certain of our indebtedness is secured by a first priority lien on our and our subsidiaries assets’, which may limit our ability to obtain additional financing.

The indentures governing our convertible notes imposes operating and other restrictions on us. Such restrictions may affect, and in many respects limit or prohibit, among other things, our ability to:

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

The restrictions in the indentures governing the convertible notes may prevent us from taking actions that we believe would be in the best interests of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We also may incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. Our ability to comply with these covenants in future periods will largely depend on the pricing of our products and services, and our ability to successfully implement our overall business strategy. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements. The breach of any of these covenants and restrictions could result in a default under the indenture governing the promissory notes, which could result in an acceleration of our indebtedness.

Additionally, potential lenders or other sources of capital may be less likely to extend financing to us due to their interests’ potential subordination to the first priority lien on substantially all of the Company’s and the Company’s existing and future subsidiaries’ assets securing the Company’s $15.0 million principal amount of convertible notes issued in May 2018.

Risks Related to Regulatory Requirements

Government regulation may adversely affect our business.

The effects of regulation may materially and adversely impact our business. For example, regulatory policies of the FCC relating to radio frequency emissions, consumer protection laws of the FTC, product safety regulatory activities of the Consumer Products Safety Commission, and environmental regulatory activities of the EPA could impede sales of our products in the United States. We and our customers are also subject to various import and export laws and regulations. If we fail to continue to comply with these regulations, we may be unable to manufacture the affected products or ship these products to certain customers and be subject to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions.

As described above under the risk factor entitled “We may be subject to risks related to doing business in, and having counterparties based in, foreign countries,” our business is also increasingly subject to complex foreign and U.S. laws and regulations, including but not limited to, anti-corruption laws, such as the Foreign Corrupt Practices Act and equivalent laws in other jurisdictions, antitrust or competition laws, and data privacy laws, among others. Foreign governments may also impose tariffs, duties and other import restrictions on components that we obtain from non-domestic suppliers and may impose export restrictions on products that we sell internationally. These tariffs, duties or restrictions could materially and adversely affect our business, financial condition and results of operations.

Our product or manufacturing standards could also be impacted by new or revised environmental rules and regulations or other social initiatives. Those rules, or similar rules that may be adopted in other jurisdictions, could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers.

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

Regulations in the United States require that we determine whether certain materials used in our products, referred to as conflict minerals, originated in the Democratic Republic of the Congo or adjoining countries, or originated from recycled or scrap sources. We incur costs associated with our policies and procedures to comply with the applicable rules and due diligence procedures. In addition, verification and reporting requirements could affect the sourcing and availability of minerals that are used in the manufacture of our products, and we may face reputational and competitive challenges if we are unable to sufficiently verify the origins of all conflict minerals used in our products. We may also face challenges with government regulators, potential customers, suppliers and manufacturers if we are unable to sufficiently verify that the metals used in our products are conflict free.

There could be an adverse change or increase in the laws and/or regulations governing our business.

We and our operating subsidiary are subject to various laws and regulations in different jurisdictions, and the interpretation and enforcement of laws and regulations are subject to change. We are also subject to different tax regulations in each of the jurisdictions where we conduct our business or where our management or the management of our operating subsidiary is located. We expect that the scope and extent of regulation in these jurisdictions, as well as regulatory oversight and supervision, will generally continue to increase. There can be no assurance that future regulatory, judicial and legislative changes in any jurisdiction will not have a material adverse effect on us or hinder us in the operation of our business. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations applicable to us.

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

The value of our Common Stock could be volatile.

The overall market and the price of our Common Stock may fluctuate greatly. During the fiscal year ended June 30, 2019, our Common Stock traded on the Nasdaq Capital Market as high as $9.50 and as low as $3.40 per share. An active, liquid and orderly market for our Common Stock may not be sustained, which could depress the trading price of our Common Stock. The trading price of our Common Stock may be significantly affected by various factors, including quarterly fluctuations in our operating results, changes in investors’ and analysts’ perception of the business risks and conditions of our business, issuance of additional shares in connections with strategic transactions or acquisitions we may make, our ability to meet the earnings estimates and other performance expectations of financial analysts or investors, unfavorable commentary or downgrades of our stock by equity research analysts, and general economic or political conditions.

Our stock trades in low volumes, which may make it more difficult for investors to sell their shares quickly.

Our Common Stock trades on the Nasdaq Capital Market, but it trades in low volumes, which may make it more difficult for investors to sell their shares quickly. This situation may be attributable to a number of factors, including but not limited to the fact that we are an emerging commercial company that is relatively unknown to stock analysts, stockbrokers, institutional investors, and others in the investor community. In addition, investors may be risk averse to investments in emerging commercial companies. As a consequence, it may be more difficult for investors to sell their shares quickly and our stock price may be more sensitive to sales of our Common Stock in the market. The low trading volume is outside of our control and may not increase or, if it increases, may not be maintained.

Stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our Common Stock or preferred stock or other securities that are convertible into or exercisable for our Common Stock or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our stockholders. The Company is authorized to issue an aggregate of 45,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. We may issue additional shares of our Common Stock or other securities that are convertible into or exercisable for our Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. In addition, as of September 06, 2019, warrants and options to purchase 633,343 and 2,080,665 shares, respectively, of our Common Stock remained outstanding. Additionally, our outstanding convertible senior notes were convertible into approximately 4.96 million shares of Common Stock on such date. The future issuance of additional shares of our Common Stock may create downward pressure on the trading price of the Common Stock. We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

Delaware law, our charter documents, the ability of our Board of Directors to issue additional stock, and certain provisions of our convertible notes could impede or discourage a takeover or change of control that stockholders may consider favorable.

As a Delaware corporation, we are subject to certain anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15 percent or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Accordingly, our Board of Directors could rely on Delaware law to prevent or delay an acquisition of our company. In addition, certain provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include only our Board of Directors being able to fill vacancies on the Board and various limitations in our bylaws on stockholder meeting, including advance notice requirements for stockholders to make nominations of candidates for election as directors or to bring matters before an annual meeting of stockholders and our stockholders not having the ability to call a special meeting.

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

Certain provisions of the $15.0 million and $10.0 million principal amounts of convertible notes we issued in May 2018 and October 2018, respectively, could make it more difficult or more expensive for a third party to acquire us. If the Company undergoes a “qualifying fundamental change,” as such term is defined in the respective indentures for the notes, under certain circumstances holders who convert their notes in connection with such a qualifying fundamental change will be entitled to a “qualifying fundamental change payment” equal to $130 per $1,000 of aggregate principal of notes converted.  In addition, the indentures and the convertible notes prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the convertible notes and the indenture.  These and other provisions in the indentures could deter or prevent a third party from acquiring the Company.

These types of provisions could make it more difficult for a third party to acquire control of us, even if the acquisition would be beneficial to our stockholders.

Our bylaws provide, subject to certain exceptions, that a state or federal court in the State of North Carolina will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our bylaws provide, subject to limited exceptions, that a state or federal court located within the State of North Carolina will be the sole and exclusive forum for (i) any derivative action or proceedings brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or (iv) any action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our Common Stock shall be deemed to have notice of and to have consented to the provisions of our bylaws described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision that is contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.

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

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects. As a “smaller reporting company,” we may elect to provide simplified executive compensation disclosures in our filings and take advantage of other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in our annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects. We will remain a smaller reporting company until the beginning of a fiscal year in which we have a public float of $250 million held by non-affiliates as of  the last business day of the second quarter of the prior fiscal year, assuming our common stock is registered under Section 12 of the Exchange Act on the applicable evaluation date.

Being a public company is expensive and administratively burdensome.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management and increases our expenses. Among other things, we are required to:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our current headquarters in Huntersville, NC, is 10,400 square feet, and its base rent is $9,880 per month with a term expiring December 2022. The prior headquarters, a 4,800-square foot facility, was vacated in April 2018. On June 26, 2017, the Company acquired a 120,000 square foot MEMS fabrication facility in Canandaigua, New York, which currently houses 46 employees (the “NY Facility”). In connection with the offering and sale of senior secured convertible notes on May 14, 2018, the Company granted a first priority lien to The Bank of New York Mellon Trust Company, N.A. on substantially all of its current and future assets, including a mortgage on the NY Facility. Additionally, the Company has entered into a Lease and Project Agreement and a Company Lease Agreement with the Ontario County Industrial Development Agency, a public benefit corporation of the State of New York (the “OCIDA”), covering the NY Facility, pursuant to which the Company leases the NY Facility to the OCIDA for nominal consideration and the OCIDA leases the NY Facility back to the Company for annual rent payments set forth in such agreements. The Company believes its 10,400-square foot facility in Huntersville, NC, along with the NY Facility, will be suitable and sufficient to meet the Company’s needs for the next several years.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matters may arise from time to time that may have an adverse effect on our business, financial condition, results of operations and prospects.

Except as noted below, we are currently not aware of any material pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

During the year ended June 30, 2019, the Company ended the employment of its principal financial officer, John T. Kurtzweil (the “Former CFO”). The Former CFO’s employment was terminated for cause pursuant to the terms of his employment agreement by unanimous vote of the Company’s Board of Directors, and not due to any disagreement concerning the Company’s financial statements, accounting policies or accounting practices. The Former CFO disputes the termination for cause and has since filed for an arbitration hearing pursuant to the terms of his employment agreement, and has filed a complaint under the whistleblower provisions of the Sarbanes Oxley Act of 2002 with the Occupational Safety and Health Administration of the U.S. Department of Labor, alleging that his termination constituted retaliation by the Company for raising Regulation FD-related concerns.  The Former CFO seeks lost wages and severance pay, including compensation for his forfeited equity awards, as well as attorney’s fees, interest, costs and punitive damages.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our Common Stock is currently traded on the Nasdaq Capital Market under the symbol “AKTS.” There has been limited trading in our Common Stock to date.

As of September 6, 2019, 30,329,525 shares of our Common Stock were issued and outstanding and were held by approximately 156 stockholders of record.

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

Warrants and Options

As of June 30, 2019, there were outstanding warrants and options to purchase 633,433 shares of our Common Stock and 2,127,317 shares of our Common Stock, respectively.

Equity Compensation Plan Information

The following table provides information as of June 30, 2019, relating to our equity compensation plans, under which grants of options, restricted stock, and other equity awards may be made from time to time:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders - options	2,127,317	(1)	$5.57	1,865,035	(3)
Equity compensation plans approved by security holders – restricted stock units	1,196,882	(2)	$0.00	‒
Equity compensation plans not approved by security holders	‒		‒	‒

Total	3,324,199			1,865,035	(3)

(1)	Consists of 160,000 shares of Common Stock to be issued upon the exercise of outstanding options issuable under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), 1,062,859 issuable under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”) and 904,458 issuable under the Company’s 2018 Stock Incentive Plan (the “2018 Plan”).

(2)	Consists of 694,500 shares of Common Stock to be issued upon the vesting of outstanding restricted stock units issuable under the 2016 Plan (the “2016 Plan”) and 502,382 issuable under the 2018 Plan.

(3)	As of June 30, 2019, 1,865,035 additional shares of Common Stock remained available for future issuance under the 2018 Plan. No additional grants will be made under the Company’s 2014 Stock Plan (the “2014 Plan”), the 2015 Plan or the 2016 Plan

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended June 30, 2019 that were not registered under the Securities Act, other than as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC.

Repurchases

Unvested restricted stock awards granted under the 2014 Plan and the 2015 Plan are subject to repurchase options upon certain terminations of the respective recipient’s service with the Company. Under the terms of the respective award agreements, repurchases will generally be made for no value or for par value. As of June 30, 2019, 157,500 shares of restricted stock remained subject to repurchase options that expire as the restricted shares vest generally through August 2020. We repurchased 21,125 shares of our equity securities pursuant to these repurchase options during the fiscal year ended June 30, 2019.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this Annual Report on Form 10-K. See also the “Cautionary Note Regarding Forward-Looking Information” on page [1] of this Report.

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

Overview and Plan of Operation

Akoustis® is an emerging commercial company focused on developing, designing and manufacturing innovative RF filter products for the wireless industry, including for products such as smartphones and tablets, network infrastructure equipment, WiFi Customer Premise Equipment (“CPE”) and defense applications. Located between the device’s antenna and its digital backend, the RF front-end (“RFFE”) is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. We have developed a new and proprietary microelectromechanical systems (“MEMS”) based bulk acoustic wave (“BAW”) technology and unique manufacturing flow, which we have trademarked as XBAW. Our XBAWTM process incorporates optimized high purity piezoelectric materials designed to achieve high power, high frequency and/or wide bandwidth filter performance. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the hardware modules defining the RFFE.

We believe owning the core resonator device technology, manufacturing facility and intellectual property (“IP”) to produce our designs is the most direct and efficient means of delivering our solutions to the market. Furthermore, our technology is based upon bulk-mode acoustic resonance, which we believe is superior to surface-mode acoustic resonance for high-band applications that include 4G/LTE, 5G, WiFi, and defense applications. Although some of our target customers utilize or make the RFFE module, they may lack access to critical ultra-high band (UHB) filter technology needed to compete in high-frequency applications. We intend to design, manufacture, and market our RF filter products to mobile phone original equipment manufacturers (“OEMs”), defense OEMs, network infrastructure OEMs, and WiFi CPE OEM’s to enable broader competition among the front-end module manufacturers. We operate as a “pure-play” RF filter supplier and align with the front-end module manufacturers who seek to acquire high performance filters to expand their module business.

We currently build high performance RF filter circuits, using our first generation XBAWTM wafer process, in our 120,000 square-foot wafer-manufacturing facility located in Canandaigua, New York, which we acquired in June 2017. As of September 11, 2019, our (IP) portfolio included 24 patents, including one blocking patent that we have licensed from Cornell University. Additionally, we have 52 active and pending patent applications. These patents cover our XBAWTM RF filter technology from the substrate level through the system application layer. Where possible, we leverage both federal and state level R&D grants to support development and commercialization of our technology.

We are developing RF filters for 4G/LTE, 5G, WiFi and defense bands using our proprietary resonator device models and product design kits (PDK’s). As we qualify our first RF filter products, we are engaging with target customers to evaluate our filter solutions. Our initial designs target UHB, sub-7 GHz 4G/LTE, 5G, WiFi and defense bands. Since Akoustis owns its core technology and controls access to its intellectual property, we expect to offer several ways to engage with potential customers. First, we intend to engage with multiple wireless markets, providing standardized filters that we design and offer as standard catalog components. Second, we expect to deliver unique filters to customer-supplied specifications, which we will design and fabricate on a customized basis. Finally, we may offer our models and design kits for our customers to design their own filters utilizing our proprietary technology.

We have earned minimal revenue from operations since inception, and we have funded our operations primarily with development contracts, RF filter prototype and initial production orders, government grants, MEMS foundry and engineering services, sales of our equity securities, and issuance of debt. We have incurred losses totaling approximately $67.5 million from inception through June 30, 2019. These losses are primarily the result of material and processing costs associated with developing and commercializing our technology, as well as personnel costs, professional fees (primarily accounting and legal), and other general and administrative (“G&A”) expenses. We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid-state device technology development and engineering of catalog and custom filter design solutions.

We plan to commercialize our technology by designing and manufacturing single-band and multi-band BAW RF filter solutions in our New York wafer fabrication facility. We expect our filter solutions will address problems (such as power loss, bandwidth, power handling, and isolation) created by the growing number and convergence of frequency bands in the RFFE of mobile devices, infrastructure and premise equipment to support 4G/LTE, 5G, and WiFi. We have prototyped our first single-band BAW filter designs for 4G/LTE frequency bands, which are dominated by competitive BAW solutions and historically cannot be addressed with low-band, lower power handling surface acoustic wave (“SAW”) technology.

To succeed, we must convince mobile phone OEMs, RFFE module manufacturers, network infrastructure OEMs, WiFi CPE OEMs and defense customers to use our XBAWTM filter technology in their systems and modules. However, since there are two dominant BAW filter suppliers in the industry that have high-band technology, and both utilize such technology as a competitive advantage at the module level, we expect customers that lack access to high-band filter technology will be open to engage with our pure-play filter company.

We plan to pursue RF filter design and R&D development agreements and potentially joint ventures with target customers and other strategic partners. These types of arrangements may subsidize technology development costs and qualification, filter design costs, and offer complementary technology and market intelligence and other avenues to revenue. However, we intend to retain ownership of our core technology, intellectual property, designs, and related improvements. We expect to pursue development of catalog designs for multiple customers and to offer such catalog products in one or more sales channels.

Please see “Overview” and “Plan of Operation” under Item 1. Business for more information.

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

The Company utilizes a Monte Carlo simulation to compute the fair value of the derivative liability and to mark to market the fair value of the derivative at each balance sheet date. The Company records the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

The Company utilizes the with-and-without method, a form of the income approach model to compute the fair value of its embedded derivatives associated with its convertible notes. The fair value of the embedded derivatives represents the difference in the present value of anticipated cash flows assuming the feature is present as compared to a security without the same feature. The Company records the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

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

Stock-based Compensation

The Company recognizes compensation expense for all stock-based payments in accordance with ASC 718 “Compensation - Stock Compensation”. Under fair value recognition provisions, the Company recognizes stock-based compensation net of forfeitures and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

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

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, our stock-based compensation could be materially different in the future. In addition, the Company is required to account for the impact of forfeitures as the forfeitures for those shares occur. If the Company’s actual forfeitures are material, the stock-based compensation could be significantly different from what the Company has recorded in the current period.

The Company accounts for stock-based payments granted to non-employees in accordance with ASC 505-40, “Equity Based Payments to Non-Employees”. The Company determines the fair value of the stock-based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. The fair value of the equity instruments is re-measured each reporting period over the requisite service period.

Results of Operations

Our results of operations are presented for the fiscal years ended June 30, 2019 and June 30, 2018.

Year Ended June 30, 2019 Compared to Year Ended June 30, 2018

Revenue

The Company recorded revenue of $1.4 million for the year-ended June 30, 2019 as compared to $1.2 million for the year ended June 30, 2018. The increase of $0.2 million was primarily due to increases in engineering services of $0.4 million and increases in filter/amplifier sales of $0.2 million offset by a decrease in foundry services revenue of $0.4 million.

Cost of Revenue

The Company recorded cost of revenue of $1.0 million in both fiscal 2019 and fiscal 2018. These costs include direct labor, material, and facility costs primarily associated with the foundry services revenue, manufacturing of filter product and engineering services.

Research and Development Expenses

R&D expenses were $19.3 million for the year ended June 30, 2019, which were $6.0 million, or 45%, higher than the prior year amount of $13.3 million. The year-over-year increase was primarily in the areas of R&D personnel, stock-based compensation, depreciation, and facility costs. R&D expenses include personnel costs, stock-based compensation, facility and material costs and depreciation expense. Personnel costs were $7.1 million for the year ended June 30, 2019 compared to $5.0 million in the comparative period, an increase of $2.1 million, or 43.6%. The higher spend was primarily due to R&D personnel in our acquired NY Facility, as well as incremental R&D hires. Stock-based compensation of $4.2 million for the year ended June 30, 2019 was $1.7 million, or 71.5%, higher than the year ended June 30, 2018 due to new stock awards made to R&D personnel and the change in the fair value of awards from prior periods. Facility and material costs of $5.3 million primarily associated with the NY Facility, increased by $0.6 million, or 12.9%, from the year ended June 30, 2018. These costs include utilities, repair and maintenance, supplies, materials and parts. In addition, depreciation expense was $2.4 million as compared to $1.1 million in the comparative period ended June 30, 2018, an increase of $1.4 million, or 128.6%, due to additional capital expenditures made in fiscal year 2019.

General and Administrative Expenses

General and administrative (“G&A”) costs include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. General and administrative expenses for the year ended June 30, 2019 were $8.7 million versus $8.8 million for the comparative period ended June 30, 2018. The decrease of $0.1 million, or 1.2%, was primarily driven by lower discretionary spending of travel and other expenses.

Other Operating Expenses

Other operating expenses for the year ended June 30, 2019 were $50 thousand compared to other expenses of $395 thousand in fiscal year 2018. The $345 thousand decrease was due to a reduction of impairment on assets held for sale.

Other Income/(Expense)

Other expenses for the year ended June 30, 2019 were $1.7 million compared to other income of $0.5 million in fiscal year 2018. The $2.2 million increase in expense was due to higher interest expense of $2.6 million offset by changes in the real estate contingent liability and derivative liabilities which resulted in income of $0.4 million.

Net Loss

The Company recorded a net loss of $29.2 million for the year ended June 30, 2019, compared to a net loss of $21.7 million for the year ended June 30, 2018. The year-over-year incremental loss of $7.5 million, or 34.5%, was primarily driven by an increase in interest expense of $2.6 million, higher personnel costs of $2.3 million (primarily related to research and development), and increased stock compensation costs of $1.7 million. These increases were partially offset by reductions in the real estate contingent liability and derivative liabilities of $0.4 million.

Liquidity and Capital Resources

Since inception, the Company has recorded approximately $1.1 million and $2.1 million of revenue from contract research and government grants, and microelectromechanical systems (“MEMS”) foundry and engineering review services, respectively. Our operations thus far have been funded primarily with contract research and government grants, foundry services, engineering services, sales of our equity securities, and debt.

The Company had $30.2 million of cash on hand as of June 30, 2019, which reflects an increase of $15.4 million compared to $14.8 million as of June 30, 2018. The $15.4 million increase is primarily due to $37.8 million of cash proceeds from sales of common stock as well as convertible note offerings. Offsetting the cash proceeds were cash used in operating activities of $17.6 million and cash used for capital expenditures of $4.8 million.

Financing Activities

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

On October 23, 2018, the Company also sold a total of 7,250,000 shares of its common stock at a price to the public of $4.25 per share for aggregate gross proceeds of $30.8 million before deducting the underwriting discount and offering expenses payable by the Company of approximately $2.1 million.

Balance Sheet and Working Capital

June 30, 2019 Compared to June 30, 2018

As of June 30, 2019, the Company had current assets of $31.8 million made up primarily of cash on hand of $30.2 million. As of June 30, 2018, current assets were $15.9 million comprised primarily of cash on hand of $14.8 million. The $15.4 million increase is primarily due to $37.5 million of cash proceeds from sales of common stock as well as convertible note offerings. Offsetting the cash proceeds were cash used in operating activities of $17.6 million and cash used for capital expenditures of $4.8 million.

Property, Plant and Equipment was $15.2 million as of June 30, 2019 as compared to a balance of $12.8 million as of the year ended June 30, 2018. The approximate $2.4 million year-over-year increase is primarily due to the purchase of equipment for the NY facility of $4.5 million and software of $0.3 million primarily offset by depreciation of $2.5 million.

Total assets as of June 30, 2019 and June 30, 2018 were $47.9 million and $29.3 million, respectively.

Current liabilities as of June 30, 2019 were $3.2 million and increased year-over-year by $0.6 million which was primarily due to vesting of employee related equity compensation.

Long-term liabilities totaled $18.8 million as of June 30, 2019, compared to $12.8 million for the prior year period. The increase of $6.0 million was primarily due to the October 2018 convertible debt offering partially offset by a decrease in the real estate contingent liability of $0.8 million.

Stockholders’ equity was $26.0 million as of June 30, 2019, compared to $13.8 million as of June 30, 2018. Additional paid-in-capital (“APIC”) was $93.4 million as of June 30, 2018 and increased by $41.3 million. The year-over-year increase was due to an increase from net proceeds of $28.7 million for the issuance of common stock during the year, common stock issued for services in the amount of $6.7 million, impact of beneficial conversion feature on convertible note of $4.0 million and common stock issued in payment of convertible note interest of $1.0 million. The $12.2 million increase in stockholders’ equity consisted of the $41.3 million increase in APIC reduced by the $29.2 million net loss recorded for the year ended June 30, 2019.

Cash Flow Analysis

Year Ended June 30, 2019 Compared to the Year Ended June 30, 2018

Operating activities used cash of $17.7 million during the year ended June 30, 2019 and $14.2 million for the 2018 comparative period. The $3.4 million year-over-year increase in cash used was attributable to higher operating expenses associated with the ramp up of development and commercialization activities (primarily R&D personnel and material costs), higher spend on G&A costs for support personnel and professional fees and increase in depreciation expense.

Investing activities used cash of $4.9 million for the year ended June 30, 2019 compared to $7.0 million for the comparative year ended June 30, 2018. The $2.1 million year-over-year decrease was primarily due to decreased spend on R&D equipment.

Financing activities provided cash of $37.9 million for the year ended June 30, 2019 versus $26.4 million for the 2018 comparative period. The $11.5 million increase was due to additional proceeds from common stock offset by lower proceeds from convertible notes issued during the period compared to the prior period.

Off-Balance Sheet Transactions

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2019.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Akoustis Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akoustis Technologies, Inc. and Subsidiary (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of June 30, 2019, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated September 13, 2019, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY

September 13, 2019

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Akoustis Technologies, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Akoustis Technologies, Inc.’s (the "Company") internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management's Annual Report on Internal Control Over Financial Reporting”:

1.	The Company did not design and implement effective Information Technology General Controls (“ITGC”) for certain information systems that are relevant to the preparation of the Company’s financial statements. Specifically, applications supporting the processes of payroll, cash management, fixed assets and financial close included deficiencies related to user access controls, change management, information technology operations and third party service providers. These ITGC deficiencies, combined with inadequate compensating review controls, create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.

2.	Management review controls designed to address risks associated with complex accounting matters that arise from significant routine and non-routine transactions – related to revenue, share-based compensation, research and development expense, and debt – to ensure that those transactions are properly accounted for in accordance with U.S. GAAP did not operate effectively.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal June 30, 2019 consolidated financial statements, and this report does not affect our report dated September 13, 2019 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of June 30, 2019 and June 30, 2018 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2019 of the Company and our report dated September 13, 2019 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum llp

Marcum llp

New York, NY

September 13, 2019

Akoustis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30,	June 30,
	2019	2018

Assets

Assets:
Cash and cash equivalents	$30,154	$14,817
Accounts receivable	285	215
Inventory	94	58
Other current assets	1,288	790
Total current assets	31,821	15,880

Property and equipment, net	15,178	12,820

Intangibles, net	388	264

Assets held for sale, net	300	333

Other assets	262	11
Total Assets	$47,949	$29,308

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$3,211	$2,593
Deferred revenue	5	53
Total current liabilities	3,216	2,646

Long-term Liabilities:
Contingent real estate liability	445	1,230
Convertible notes payable, net	18,215	11,465
Other long-term liabilities	118	117
Total long-term liabilities	18,778	12,812

Total Liabilities	21,994	15,458

Stockholders’ Equity
Preferred Stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 30,140,955 and 22,203,437 shares issued and outstanding at June 30, 2019 and June 30, 2018, respectively	30	22
Additional paid in capital	93,399	52,074
Accumulated deficit	(67,474)	(38,246)
Total Stockholders’ Equity	25,955	13,850
Total Liabilities and Stockholders’ Equity	$47,949	$29,308

See accompanying notes to the consolidated financial statements.

Akoustis Technologies, Inc.

Consolidated Statements of Operations

 (In thousands, except per share data)

	For the Year Ended June 30, 2019	For the Year Ended June 30, 2018

Revenue	$1,443	$1,208

Cost of revenue	1,013	1,020

Gross profit	430	188

Operating expenses
Research and development	19,246	13,267
General and administrative expenses	8,701	8,804
Loss on disposal of fixed assets	50	45
Impairment of assets held for sale	—	350
Total operating expenses	27,997	22,466

Loss from operations	(27,567)	(22,278)

Other (expense) income
Interest (expense) income	(2,886)	(329)
Rental income	270	313
Change in fair value of contingent real estate liability	785	501
Change in fair value of derivative liabilities	150	54
Total Other (expense) income	(1,681)	539
Net loss	$(29,248)	$(21,739)

Net loss per common share - basic and diluted	$(1.06)	$(1.04)

Weighted average common shares outstanding - basic and diluted	27,512,426	20,928,235

See accompanying notes to the consolidated financial statements.

Akoustis Technologies, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended June 30, 2019 and 2018

(In thousands)

	Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2017	19,075	$19	$31,500	$(16,507)	$15,012

Common stock issued for cash, net of issuance costs	3,183	3	13,197	—	13,200

Warrants issued to underwriter	—	—	(646)	—	(646)

Common stock issued for services	131	—	5,617	—	5,617

Common stock issued for exercise of warrants	18	—	75	—	75

Intrinsic value of beneficial conversion feature	—	—	1,809	—	1,809

Vesting of restricted shares	—	—	522	—	522

Repurchase and retirement of common shares	(204)	—	—	—	—

Net loss	—	—	—	(21,739)	(21,739)

Balance, June 30, 2018	22,203	$22	$52,074	$(38,246)	$13,850

Cumulative-effect adjustment from adoption of ASC 606	—	—	—	20	20

Common stock issued for cash, net of issuance costs	7,363	8	28,652	—	28,660

Common stock issued for services	291	—	6,684	—	6,684

Common stock issued for exercise of options	29	—	200	—	200

Common stock issued for exercise of warrants	92	—	70	—	70

ESPP purchase	17	—	99	—	99

Intrinsic value of beneficial conversion feature	—	—	3,951	—	3,951

Vesting of restricted shares	—	—	648	—	648

Common stock issued in payment of note interest	167	—	1,021	—	1,021

Repurchase and retirement of common shares	(21)	—	—	—	—

Net loss	—	—	—	(29,248)	(29,248)

Balance, June 30, 2019	30,141	$30	$93,399	$(67,474)	$25,955

See accompanying notes to the consolidated financial statements.

Akoustis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended	For the Year Ended
	June 30, 2019	June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,248)	$(21,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	2,497	1,263
Stock-based compensation	7,240	5,491
Non-cash interest payments	1,017	—
(Gain)/Loss on disposal of assets	(50)	45
Impairment on assets held for sale	—	350
Change in fair value of derivative liabilities	(150)	(54)
Amortization of debt discount	1,984	205
Change in fair value of contingent real estate liability	(785)	(501)
Changes in operating assets and liabilities:
Accounts receivable	(70)	(215)
Inventory	(36)	131
Prepaid expenses	(42)	(147)
Other current asset	(420)	(441)
Other assets	(250)	(1)
Accounts payable and accrued expenses	710	1,258
Change in other long-term liabilities	—	117
Deferred revenue	(65)	38
Net Cash Used in Operating Activities	(17,668)	(14,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(4,750)	(6,942)
Cash received from assets held for sale	33	—
Cash paid for intangibles	(174)	(73)
Net Cash Used in Investing Activities	(4,891)	(7,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	28,959	13,200
Proceeds from exercise of warrants	70	75
Proceeds received from convertible notes, net	8,867	13,125
Net Cash Provided by Financing Activities	37,896	26,400

Net Increase (Decrease) in Cash	15,337	5,185
Cash - Beginning of Period	14,817	9,632
Cash - End of Period	$30,154	$14,817

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$—	$—
Interest	$443	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock compensation payable	$93	$3
Warrants issued for stock issuance costs	$—	$646
Reclassification of fixed assets to assets held for sale, net	$33	$683
Vesting of restricted shares	$648	$522
Common stock issued in payment of note interest	$1,021	$—
Debt issuance costs included in accounts payable and accrued expenses	$(30)	$30
Intrinsic value of beneficial conversion feature	$3,951	$1,809

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

Note 2. Liquidity

At June 30, 2019, the Company had cash and cash equivalents of $30.2 million and working capital of $28.6 million. The Company has historically incurred recurring operating losses and has experienced net cash used in operating activities of $17.7 million for the year ended June 30, 2019.

As of September 06, 2019, the Company had $24.5 million of cash and cash equivalents, which funds are expected to be sufficient to fund our operations beyond the next twelve months from the date of filing of this Form 10-K. These funds will be used to fund the Company’s operations, including capital expenditures, R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. However, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional financing in a timely fashion and on acceptable terms, its financial condition and results of operations may be materially adversely affected and it may not be able to continue operations or execute its stated commercialization plan. However, the Company can mitigate this risk by actively managing and controlling cash outflows.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(1)	Fair value of long–lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long–lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long–lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under–performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(2)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the NOL carry forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company’s incurrence of losses, (b) general economic conditions, and (c) other factors.

(3)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk-free rate(s) to value share options and similar instruments.

(4)	Estimates and assumptions used in valuation of derivative liabilities: Management utilizes a Monte Carlo simulation to estimate the fair value of derivative liabilities, and utilizes the with-and-without method, a form of the income approach model to compute the fair value of its embedded derivatives associated with its convertible note. These models include subjective assumptions that can materially affect the fair value estimates.

(5)	Estimates and assumptions used in valuation of the contingent real estate liability: The fair value of the contingent liability was calculated by an independent third-party appraisal firm, utilizing a present value calculation based on the probability the Company sells the property triggering the contingent penalty which management estimates, and a discount rate. The discount rate was derived from a weighted average cost of capital, modified to include the effects of the bargain purchase price, and assumes a percentage chance of real estate sale.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits; as of June 30, 2019, approximately $29.9 million was uninsured.

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

Based on its assessments of equipment that is no longer needed as part of the XBAW single crystal manufacturing process, the Company recorded $0.4 million of impairment charges on assets held for sale for the year ended June 30, 2018.

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

The Company utilizes a Monte Carlo simulation to compute the fair value of the derivative liability and to mark to market the fair value of the derivative at each balance sheet date. The Company records the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

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

Stock–based compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, the Company recognizes –based compensation net of actual forfeitures and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

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

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, equity–based compensation could be materially different in the future. In addition, the Company is required to account for the impact of forfeitures as those forfeitures occur. If the Company’s actual forfeitures are material, the equity–based compensation could be significantly different from what the Company has recorded in the current period.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the years ended June 30, 2019 and 2018 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Convertible Notes	4,960,800	2,290,077
Options	2,127,317	1,338,859
Warrants	633,343	748,572
Total	7,721,460	4,377,508

Shares Outstanding

Shares outstanding include shares of restricted stock with respect to which restrictions have not lapsed. Restricted stock included in reportable shares outstanding was 265,000 shares and 734,561 shares as of June 30, 2019 and 2018, respectively. Shares of restricted stock are included in the calculation of weighted average shares outstanding.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” with multiple amendments subsequently issued, which will require that lease arrangements be presented on the lessee’s balance sheet by recording a right-of-use asset and a lease liability equal to the present value of the related future minimum lease payments. This standard will be effective for the Company in the first quarter of fiscal 2020. The Company plans to elect the optional transition method that allows lessees to apply the new guidance as of the adoption date and recognize any cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Upon adoption, the Company expects to elect the transition package of practical expedients which allows the Company (1) to not reassess whether any expired or existing contracts are leases, or contain leases, (2) to not reassess the lease classification for any expired or existing leases, and (3) to not reassess initial direct costs for any existing leases. Further, upon implementation of the new guidance, the Company intends to elect the practical expedient to not separate lease and non-lease components for all leases and account for the combined lease and non-lease components as a single lease component. The Company also plans to make an accounting policy election to exclude leases with an initial term of 12 months or less from the balance sheet. The Company expects to record a right-of-use asset and lease liability for substantially all operating lease arrangements, which is expected to approximate the present value of the Company’s future minimum lease obligations pertaining to its operating leases as disclosed in Note 11. Any new lease arrangements or material modifications entered into subsequent to the adoption date will be accounted for in accordance with the new standard. The new guidance will not have a significant impact on its Consolidated Statements of Operations or its Consolidated Statements of Cash Flows.

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after the grant date. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. The Company plans to adopt during the first interim reporting period of fiscal year 2020 and does not believe it will have a significant impact on its consolidated financial statements.

Accounting Pronouncements Recently Adopted

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. The Company adopted ASU 2017-01 in the first quarter of fiscal 2019 and there was no impact to the Company’s Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB’s Emerging Issues Task Force)” which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The Company adopted ASU 2016-15 in the first quarter of fiscal 2019. The Company’s historical policies were consistent with the guidance in this standard, and therefore, there was no impact to the Company’s Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” which affects the accounting for equity investments, financial liabilities measured under the fair value option and presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the assessment of valuation allowances when recognizing deferred tax assets related to unrealized losses on available-for-sale debt securities. The Company adopted ASU 2016-01 in the first quarter of fiscal 2019 and there was no material impact to the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” with several amendments subsequently issued, which provided an updated framework for revenue recognition, resulting in a single revenue model to be applied by reporting companies under accounting principles generally accepted in the United States (“U.S. GAAP”). Under this model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 in the first quarter of fiscal 2019 for open contracts using the modified retrospective approach through a cumulative adjustment to “Accumulated deficit” in the Consolidated Balance Sheet for the fiscal year beginning July 1, 2018. The impact from the cumulative-effect adjustment was $20 thousand. The Company implemented changes to its accounting policies, internal controls and disclosures (footnote 4) to support the new standard.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company’s historical policies were consistent with the guidance in this standard, and therefore, there was no impact to the Company’s Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. The Company does not believe it will have a significant impact on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted this update during Q4 of fiscal year 2018 with no impact on its financial statements.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The amendments incorporate into the ASC the recent SEC guidance related to the income tax accounting implications of the Tax Cuts and Jobs Act (the “Tax Act”). See Note 13 for further disclosures.

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

Foundry Fabrication Services

Foundry fabrication services revenue includes microelectromechanical systems (“MEMS”) foundry services and Non-Recurring Engineering (“NRE”). Under these contracts, products are delivered to the customer at the completion of the service which represents satisfaction of the performance obligation as well as change of control. Depending on language with regards to enforceable right to payment for performance completed to date, related revenue will either be recognized over time or at a point in time.

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

The following table summarizes the revenues of the Company’s reportable segments for the year ended June 30, 2019, (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
MEMS	$540	—	$540
NRE - RF Filters	518	—	518
Filters/Amps	—	276	276
Total	$1,058	$276	$1,334

Performance Obligations

The Company has determined that contracts for product sales revenue and foundry fabrication services revenue involve one performance obligation, which is delivery of the final product.

Contract Balances

The Company records a receivable when the title for goods has transferred. Generally, all sales are contract sales (with either an underlying contract or purchase order), resulting in all receivables being contract receivables. When invoicing occurs prior to revenue recognition a contract liability is recorded (as deferred revenue on the Consolidated Balance Sheet).

The following table summarizes the changes in revenue recognition for the year ended June 30, 2019, (in thousands):

Deferred Revenue
Balance, June 30, 2018	$53
Revenue recognized from prior year	(53)
Year to date invoicing in excess of revenue recognition	5
Balance, June 30, 2019	$5

Additionally, when revenue recognition occurs prior to invoicing, a contract asset is recognized.

The following table summarizes the changes in contract assets, included in Other current assets on the Consolidated Balance Sheet, for the year ended June 30, 2019:

Contract assets
Balance, June 30, 2018	$—
Year to date revenue recognition in excess of billings	140
Balance, June 30, 2019	$140

Backlog of Remaining Customer Performance Obligations

Revenue expected to be recognized and recorded as sales during the next fiscal year from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) was $0.5 million at June 30, 2019.

Grant Revenue

From time to time the Company applies for grants from various government bodies (state & federal), such as the National Science Foundation (“NSF”), to support research and development. In addition, the Company is eligible for “matching awards” from state boards to provide additional funds to the Company to supplement the funds awarded under the federal grant program. The Company records grant revenue as a part of revenue from operations due to the fact that grant revenue is viewed as an ongoing function of its intended operations. The Company recorded $109 thousand in grant revenue for the year ended June 30, 2019. The revenue from grants is not viewed as “incidental” or “peripheral” which would result in the presentation of grant revenue as “Other income”. The Company recognizes nonrefundable grant revenue when the performance obligations have been met, application has been submitted and approval is reasonably assured.

Note 5. Property and equipment

Property and equipment consisted of the following as of June 30, 2019 and 2018 (in thousands):

	June 30, 2019	June 30, 2018	Estimated Useful Life
Land	$1,000	$1,000	n/a
Building	3,000	3,000	11 years
Equipment	13,611	9,126	2-10 years
Leasehold Improvements	949	885	*
Software	161	42	3 years
Furniture & Fixtures	11	14	5 years
Computer Equipment	203	117	3 years
Total	18,935	14,184
Less: Accumulated depreciation	(3,757)	(1,364)
Total	$15,178	$12,820

(*) Leasehold improvements which are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $2,447 thousand and $1,248 thousand for the years ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, equipment with a net book value totaling $2,582 thousand were not placed in service and therefore not depreciated during the period. As of June 30, 2018, fixed assets with a net book value totaling $436 thousand were not placed in service and therefore not depreciated during the period.

Note 6. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at June 30, 2019 and June 30, 2018 (in thousands):

	June 30, 2019	June 30, 2018
Accounts payable	$245	$139
Accrued salaries and benefits	735	505
Accrued bonuses	817	750
Accrued professional fees	315	293
Accrued utilities	193	103
Accrued interest	135	127
Accrued good received not invoiced	69	160
Other accrued expenses	702	516
Totals	$3,211	$2,593

Note 7. Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended June 30, 2019 and 2018 (in thousands):

Fair Value Measurement Using Level 3 Inputs
Total
Balance, June 30, 2017	$—
Issuance of derivative feature of make whole provision in convertible note	703
Issuance of derivative feature of change in control provision in convertible note	456
Change in fair value of derivative warrant liabilities	(54)
Balance, June 30, 2018	$1,105
Change in fair value of derivative liabilities	(150)
Balance, June 30, 2019	955

The fair value of the derivative features of the convertible note on the issuance dates, and at the balance sheet date were calculated using the with-and-without method, a form of the income approach, valued with the following weighted average assumptions:

	June 30, 2019	June 30, 2018
Remaining term (years)	3.92	4.92
Expected volatility	49%	42%
Risk free interest rate	1.73%	2.73%
Dividend yield	0.00%	0.00%

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

Remaining term: The Company’s remaining term is based on the remaining contractual term of the convertible note.

Note 8. Convertible Notes

The following table summarizes convertible debt as of June 30, 2019 (in thousands):

	Maturity Date	State Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Conversion Option	Carrying Value
Long Term convertible notes payable
6.5% convertible senior secured notes	5/31/2023	6.50%	$5.00	$15,000	$(6,825)	$955	$9,130
6.5% convertible senior notes	11/30/2023	6.50%	$5.10	$10,000	$(915)	$—	$9,085

Ending Balance as of June 30, 2019				$25,000	$(7,740)	$955	$18,215

The following table summarizes convertible debt as of June 30, 2018 (in thousands):

	Maturity Date	State Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Conversion Option	Carrying Value
Long Term convertible notes payable
6.5% convertible senior secured notes	5/31/2023	6.50%	$6.55	$15,000	$(4,640)	$1,105	$11,465

Ending Balance as of June 30, 2018				$15,000	$(4,640)	$1,105	$11,465

May 2018 Notes

On May 14, 2018, the Company completed the offering of $15.0 million principal amount of the Company’s 6.5% Convertible Senior Secured Notes due 2023. The net proceeds of the offering after payment of offering costs were approximately $13.1 million. The notes will mature on May 31, 2023, unless earlier converted, redeemed or repurchased. Interest on the notes accrues at the rate of 6.5% per year and is payable quarterly at the Company’s option in cash and/or freely tradable shares of the Company’s common stock, subject to certain limitations. The notes may be converted into common stock at the option of the holder at any time prior to maturity at an initial conversion price of $6.55 per share, subject to adjustment under certain circumstances. If the holder elects to convert the notes at any time on or after the date that is one year after the last date of original issuance of the notes and prior to May 31, 2021, the holder will also receive a make-whole payment equal to the remaining scheduled interest payments that would have been made on the notes converted had such notes remained outstanding through May 31, 2021 (the “put date”). At the Company’s option, make-whole payments may be paid in cash and/or freely tradable shares of the Company’s common stock.

As a result of the Company issuing new shares of common stock for a price to the public of $4.25 per share in October 2018, the Company adjusted the conversion price of the convertible notes from $6.55 per share to $5.00 per share pursuant to the terms of the Indenture.

In addition, the Company identified a beneficial conversion feature in relation to the conversion option of the notes. The fair value of the conversion option of $1,809 thousand was recorded as a debt discount with a corresponding credit to additional paid in capital. As a result of the decrease of the conversion price of the convertible notes due to the October 2018 common stock offering, the associated beneficial conversion feature was increased by $3,951 thousand and recorded as a debt discount with a corresponding credit to additional paid in capital.

The Company recorded total debt discount and debt issuance costs of $4,845 thousand, to be amortized over three years using an effective interest method. Debt discount and debt issuance costs include the fair value of the embedded features at the issuance date of $1,159 thousand, the intrinsic value of the beneficial conversion feature of $1,809 thousand, and debt issuance costs paid totaling $1,877 thousand.

October 2018 Notes

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

The Company may redeem the notes, at its option and in whole or in part, at a redemption price equal to 100% of the principal amount of Notes plus accrued and unpaid interest on such principal up to the redemption date, as follows: (1) on or after November 30, 2019 until November 29, 2020, if the closing sale price per share of the Common Stock exceeds 175% of the then-effective conversion price of the notes for each of 20 of any 30 consecutive trading days immediately preceding the optional redemption notice delivered by the Company; (2) on or after November 30, 2020 until November 29, 2021, if the closing sale price per share of the Common Stock exceeds 150% of the then-effective conversion price of the notes for each of 20 of any 30 consecutive trading days immediately preceding the optional redemption notice delivered by the Company and (3) on or after November 30, 2021, if the closing sale price per share of the Common Stock exceeds 125% of the then-effective conversion price of the notes for each of 20 of any 30 consecutive trading days immediately preceding the optional redemption notice delivered by the Company. Upon redemption, each noteholder will receive an interest make-whole payment equal to the remaining scheduled interest payments that would have been made on the redeemed notes had the notes remained outstanding through the Maturity Date, which will be paid in cash; provided, however, that so long as the Make-Whole VWAP Price (as defined below) is not less than $5.01 per share (as appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of our common stock occurring after the date of issuance of the notes offered hereby), the Company will have the option to pay interest make-whole payments in freely tradable shares of Common Stock valued at the product of (x) 95% and (y) the volume weighted average price of Common Stock for the ten trading days ending on and including the trading day immediately preceding the redemption date (such product, the “Make-Whole VWAP Price”).

Each holder of notes will have a one-time right to require the Company to repurchase on November 30, 2021 for cash all (but not less than all) of the notes of such holder at a purchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest on such principal, if any, up to such repurchase date. In addition, if a “fundamental change” (as defined in the indenture) occurs prior to the maturity date, subject to certain conditions, holders of the notes will have the right to require the Company to repurchase for cash all of the notes, or any portion thereof that is equal to $1,000 or an integral multiple of $1,000, at a purchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest on such principal, if any, up to such repurchase date.

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

Note 9. Concentrations

Customers

Revenue from significant customers, those representing 10% or more of revenue for the respective periods, are summarized as follows:

	2019	2018
Customer 1	31%	37%
Customer 2	—	24%
Customer 3	—	14%
Customer 4	12%	—

Note 10. Stockholders’ Equity

Equity Issuances

December 2017 Offering

During the year ended June 30, 2018, the Company sold a total of 2,640,819 shares of its common stock at $5.50 per share in a private placement for aggregate gross proceeds of $14.5 million before deducting commissions and expenses of approximately $1.3 million. In addition to the commissions and expenses paid, the Company issued to the placement agents warrants to purchase 154,177 shares of the Company’s common stock. The warrants represent a cost of the offering, have a grant date fair value of $646 thousand and are shown as an offset on the consolidated statements of changes in stockholders’ equity.

The fair values of the warrants were estimated at the dates of grant using a binomial option pricing model with the following weighted average assumptions:

Expected term (years)	5.50
Risk-free interest rate	2.12%
Volatility	69%
Dividend yield	0%

Investors in the December 2017 Offering (other than directors, officers, employees, or other affiliates of the Company) were given price-protected anti-dilution rights such that if, prior to September 30, 2018, the Company issued additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions, including but not limited to issuances of awards under equity compensation plans and certain other issuances of securities in connection with credit arrangements, equipment financings, lease arrangements or similar transactions) for a consideration per share less than the December 2017 Offering price per share (as adjusted for any subsequent stock dividend, stock split, distribution, recapitalization, reclassification, reorganization or similar event) (the “Lower Price”), each such investor would be entitled to receive from the Company additional shares of Common Stock in an amount such that, when added to the number of shares of Common Stock initially purchased by such investor, will equal the number of shares of Common Stock that such investor’s subscription amount would have purchased at the greater of the Lower Price and $5.00 (or $4.40 in the case of one investor).

During the year ended June 30, 2018, the Company also issued 542,450 shares of its common stock to investors in the Company’s private placement offering that closed in May 2017. These issuances were made pursuant to the price-protection provisions granted to such investors in their subscription agreements.

October 2018 Offering

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

During the year ended June 30, 2019, the Company also issued 113,592 shares of its common stock to investors in the Company’s private placement that closed in May 2017. These issuances were made pursuant to the price-protection provisions granted to such investors in their subscription agreements.

Equity incentive plans

On May 22, 2015, the Board of Directors adopted, and on the same date the stockholders approved, the 2015 Equity Incentive Plan (the “2015 Plan”), which reserved a total of 1,200,000 shares of common stock for issuance under the 2015 Plan. The 2015 Plan authorized the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants. Effective December 15, 2016, equity awards were granted under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”), which was approved stockholders on the same date. Effective November 1, 2018, equity awards are granted under the Company’s 2018 Stock Incentive Plan (the “2018 Plan”), which was approved stockholders on the same date. No additional shares will be issued under the 2015 Plan or the 2016 Plan. The Company settles awards issued under all plans with newly issued common shares.

In addition, the number of shares of our common stock subject to the 2015 Plan, 2016 Plan and 2018 Plan, any number of shares subject to any numerical limit in the Plans, and the number of shares and terms of any incentive awards thereunder would be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Options granted under the 2015 Plan, 2016 Plan and 2018 Plan vest as determined by the Company’s board of directors and expire over varying terms, but not more than ten years from the date of grant. In the case of an Incentive Stock Option that is granted to a 10% shareholder on the date of grant, such Option shall not be exercisable after the expiration of five years from the date of grant.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	June 30, 2019	June 30, 2018
Exercise price	$3.78 – $8.18	$6.24 – $7.59
Expected term (years)	4.00 – 7.00	4.00 – 7.00
Risk-free interest rate	1.89 – 2.97%	1.76-2.81%
Volatility	66 – 69%	67-70%
Dividend yield	0%	0%
Weighted Average Grant Date Fair Value of Options granted during the period	$2.88	$3.82

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

The following is a summary of the option activity:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – June 30, 2018	1,338,859	6.06
Granted	992,455	5.04
Exercised	(29,250)	6.83
Forfeited/Cancelled	(174,747)	6.12
Outstanding – June 30, 2019	2,127,317	5.57	5.90	2,204
Exercisable – June 30, 2019	610,359	5.17	5.53	832

The total intrinsic value of options exercised during the fiscal years ended June 30, 2019 and June 30, 2018 was $20 thousand and $0, respectively.

As of June 30, 2019, the Company has $2.8 million in unrecognized stock-based compensation expense attributable to the outstanding options, which will be amortized over a period of two years.

For the years ended June 30, 2019 and 2018, the Company recorded $7.2 million and $5.5 million, respectively, in stock-based compensation which is reflected in total operating expenses in the consolidated statements of operations as follows (in thousands):

	2019	2018
Research and Development	$4,182	$2,424
General and Administrative	$3,058	$3,067
Total	$7,240	$5,491

Restricted Stock Units and Restricted Stock Awards

A summary of unvested restricted stock awards (“RSAs”) and restricted stock unit awards (“RSUs”) outstanding as of June 30, 2019 and changes during the year ended is as follows:

	Number of RSAs/RSUs	Weighted Average Fair Value per Share/Unit
Outstanding - June 30, 2018	1,599,055	$5.73
Granted	720,380	6.21
Vested	(754,930)	5.54
Forfeited/Cancelled/Repurchased	(222,123)	5.86
Outstanding – June 30, 2019	1,342,382	6.01

The weighted average grant date fair value per share for awards granted during the fiscal years ended June 30, 2019 and June 30, 2018 was $6.21 and $6.61, respectively. The total fair value of restricted awards that vested during the fiscal years ended June 30, 2019 and June 30, 2018 was $4.9 million and $3.8 million, respectively.

During the years ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense of $4.2 million and $3.8 million, respectively related to the RSAs and RSUs that have been issued to date.

As of June 30, 2019, the Company had approximately $4.2 million in unrecognized stock-based compensation expense related to the unvested shares.

Performance Awards

In September 2018 the Company granted 119,500 performance-based restricted stock units (PBRSU) to employees with a grant date fair value per share of $8.30. The PBRSU awards contain performance and service conditions which must be satisfied for an employee to earn the award. The performance condition is based primarily on the achievement of certain performance objectives. Once earned, the PBRSU awards vest 100% on the first anniversary of the grant date. The Company recognizes compensation expense for PBRSU awards using a graded vesting model, based on the probability of the performance condition being met. During the year, 119,500 of the PBRSU awards were earned.

A summary of unvested PBRSU’s outstanding as of June 30, 2019 and changes during the year ended is as follows:

	Number of PBRSUs	Weighted Average Fair Value per Share/Unit
Outstanding - June 30, 2018	15,000	$6.26
Granted	119,500	8.30
Vested	(15,000)	6.26
Forfeited/Cancelled/Repurchased	—	—
Outstanding – June 30, 2019	119,500	8.30

The weighted average grant date fair value per share for awards granted during the fiscal years ended June 30, 2019 and June 30, 2018 was $8.30 and $6.26, respectively. The total fair value of restricted awards that vested during the fiscal years ended June 30, 2019 and June 30, 2018 was $0.1 million and $0, respectively.

During the years ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense of $0.63 million and $0.03 million, respectively related to the PBRSU awards that have been issued to date.

As of June 30, 2019, the Company had approximately $177 thousand in unrecognized stock-based compensation expense related to the 120 thousand unvested PBRSU awards.

Employee Stock Purchase Plan

Effective November 1, 2018, the Company adopted the Akoustis Technologies, Inc. Employee Stock Purchase Plan 2018 (the “ESPP”), which was approved by the stockholders on the same date, The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85.0% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. At June 30, 2019, 0.48 million shares were available for future issuance under this plan. The Company makes no cash contributions to the ESPP but bears the expenses of its administration. The Company issued 0.02 million, and 0.0 million shares under the ESPP in fiscal years 2019 and 2018, respectively. The Company settles awards issued under the ESPP with newly issued common shares.

For the years ended June 30, 2019 and 2018, the Company recorded $0.04 million and $0.00 million, respectively, in stock-based compensation related to grants of ESPP shares.

Note 11. Commitments and contingencies

Operating leases

The Company leased three office locations in Huntersville, NC pursuant to five- and three-year lease agreements, and month to month. The three-year lease agreement expired in April 2018 in connection with a move in corporate office location, and the five-year lease agreement expires in November 2022. The operating leases provide for annual real estate tax and cost of living increases and contain predetermined increases in the rentals payable during the terms of the leases. The aggregate rent expense is recognized on a straight-line basis over the lease term. The total lease rental expense was $0.1 million and $0.1 million for the years ended June 30, 2019 and 2018, respectively.

The Company leases equipment for the NY Facility until September 2023. The aggregate rent expense is recognized on a straight-line basis over the lease term. The total lease rental expense was $0.1 million, and $0.1 million for the years ended June 30, 2019 and 2018, respectively. Additionally, the Company leases a copier for the NC office location pursuant to a five-year lease agreement. The total lease rental expense was $6 thousand and $1 thousand for the years ended June 30, 2019 and 2018.

The following table outlines the minimum future lease payments for the next five years and thereafter, (in thousands):

June 30,
2020	$171
2021	175
2022	179
2023	183
2024	153
Thereafter	71
Total	$932

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

In connection with the acquisition of the STC-MEMS Business, the Company agreed to pay to FRMC a penalty, as set forth below, if the Company sells the property subject to the related Definitive Real Property Purchase Agreement within three (3) years after the date of such agreement for an amount in excess of $1,750 thousand, subject to certain enumerated exceptions. The penalty imposed shall be equivalent to the amount that the sales price of the property exceeds $1,750 thousand up to the maximum penalty (“Maximum Penalty”) defined below, (in thousands):

Maximum Penalty
Year 3, ending March 23, 2020	$445

The fair value of the contingent liability was calculated by an independent third-party appraisal firm, utilizing a present value calculation based on the probability the Company sells the property triggering the contingent penalty and a discount rate of 15.6%. The 15.6% discount rate was derived from a weighted average cost of capital, modified to include the effects of the bargain purchase price. As of June 30, 2019, and 2018, the fair value of the contingent liability was $0.4 million and $1.2 million, respectively. During the year ended June 30, 2019 and 2018, the Company marked the contingent liability to fair value and recorded a gain of $0.8 million and $0.5 million, respectively, relating to the change in fair value.

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

During the year ended June 30, 2019, the Company ended the employment of its principal financial officer, John T. Kurtzweil (the “Former CFO”). The Former CFO’s employment was terminated for cause pursuant to the terms of his employment agreement by unanimous vote of the Company’s Board of Directors and not due to any disagreement concerning the Company’s financial statements, accounting policies or accounting practices. The Former CFO disputes the termination for cause and has since filed for an arbitration hearing pursuant to the terms of his employment agreement and has filed a complaint under the whistleblower provisions of the Sarbanes Oxley Act of 2002 with the Occupational Safety and Health Administration of the U.S. Department of Labor. The Company has not recorded a loss contingency associated with the Former CFO’s termination. In accordance with the Former CFO’s employment agreement, if it is determined that grounds for termination were for cause then the expense to the Company would be $0. A determination that grounds were without cause would result in the cash expenditure of approximately $206 thousand representing 1 years’ salary, COBRA and cost of living expense, and prorated bonus up to the date of termination. Additionally, the Company would record a non-cash expense of approximately $883 thousand representing the immediate full vesting of restricted stock units and stock options on the date of termination.

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

The Company’s gross unrecognized indirect tax credits totaled $0.1 million as of June 30, 2019 and $0.1 million as of June 30, 2018 and is recorded on the Consolidated Balance Sheet as a long-term liability.

Note 12. Related Party Transactions

Consulting Services

AEG Consulting, a firm owned by one of the Company’s Co-Chairmen, received $0 and $10 thousand for consulting fees for the years ended June 30, 2019 and 2018, respectively.

On November 2, 2018, the Company granted the Co-Chairman 5,000 RSUs with a fair value on the grant date of $19 thousand and stock options to purchase 10,000 shares of the Company’s common stock with a fair value on the grant date of $25 thousand for consulting services provided by AEG Consulting. Both awards vest in four equal installments on each of the first four anniversaries of the grant date. The options carry an exercise price of $3.78 and have a term of 7 years.

On September 27, 2017, the Company granted the Co-Chairman 5,000 RSUs with a fair value on the grant date of $36 thousand and stock options to purchase 10,000 shares of the Company’s common stock with a fair value on the grant date of $47 thousand for consulting services provided by AEG Consulting. Both awards vest in four equal installments on each of the first four anniversaries of the grant date. The options carry an exercise price of $7.12 and have a term of 7 years.

Total stock-based compensation expense related to stock-based awards granted for the Co-Chairman’s consulting services was $51 thousand and $26 thousand for the years ended June 30, 2019 and 2018, respectively.

Offering/Private Placement

On November 14, 2017, certain members of the Company’s Board of Directors purchased shares of the Company’s common stock at a price of $5.50 per share in a private placement. One of the Company’s Co-Chairmen purchased 154,545 shares at a price of $5.50 per share for an aggregate purchase price of $850 thousand. The other Co-Chairman purchased 1,818 shares at a price of $5.50 per share for an aggregate purchase price of $10 thousand. Three additional members of the Company’s Board of Directors each purchased 5,454 shares at a price of $5.50 per share for an aggregate purchase price of $30 thousand for each such Board member.

On December 1, 2017 a brother of the Company’s Chief Executive Officer purchased 12,000 shares of the Company’s common stock in a private placement at a price of $5.50 per share for an aggregate purchase price of $66 thousand.

Note 13. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes, requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. Due to the timing of the Company’s fiscal year. The lower corporate tax rate was phased in, resulting in a U.S. statutory federal rate of approximately 27.6% for our fiscal year ended June 30, 2018 and 21% for subsequent fiscal years.

The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the appropriate accounting treatment when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.

In the fiscal year ended June 30, 2018, the deferred tax assets and liabilities of the Company were impacted by the Tax Act. The reduction in the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, required the Company to remeasure its deferred tax assets and liabilities. In accordance with SAB 118, the Company evaluated this change and recorded a provisional decrease to net deferred tax assets with a corresponding decrease to the Company’s valuation allowance against deferred tax assets of $4.6 million. We finalized our accounting for the impact of the Tax Act during fiscal 2019 with no material adjustments to the previous provisional amounts recognized.

Income Tax Expense

	June 30, 2019	June 30, 2018
Current:
Federal	$—	$—
State and Local	—	—
Total Current Tax Provision	—	—

Deferred:
Federal	—	—
State and Local	—	—
Total Deferred Tax Provision	—	—

Total Tax Provision	$—	$—

The provision for/(benefit from) income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for/(benefit from) income taxes. The sources and tax effects of the differences are as follows:

	For the Year Ended June 30, 2019	For the Year Ended June 30, 2018
Income taxes at Federal statutory rate	(21.00)%	(27.55)%
State income taxes, net of Federal income tax benefit	(0.45)%	(1.96)%
Tax Credits	(1.45)%	(0.21)%
Permanent differences	(0.23)%	0.04%
Convertible Debt Discount	2.89%	1.90%
Other	(0.02)%	0.00%
Change in Valuation Allowance	18.92%	12.19%
Effect of changes in income tax rate applied to net deferred taxes	1.34%	15.59%
Income Tax Provision	0.00%	0.00%

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows, (in thousands):

	June 30, 2019	June 30, 2018
Deferred Tax Assets
Net Operating Loss Carryforwards	$13,196	$7,849
Stock-based compensation	1,786	1,283
Credits	470	46
Other	346	514
	15,798	9,692
Deferred Tax Liabilities
Convertible debt discount	(964)	(397)
Accumulated depreciation/basis differences	(925)	(919)
	(1,889)	(1,316)

Valuation Allowance	(13,909)	(8,376)
Net Deferred Tax Assets	$—	$—

At June 30, 2019, the Company had federal loss carryovers of approximately $34.2 million that will expire in stages beginning in 2034 if unused and federal loss carryovers of $26.5 million that will carry forward indefinitely. The North Carolina and New York state loss carryovers of approximately $22.3 million and $12.5 million, respectively, will begin to expire in 2029 if unused. Federal research credits of $0.5 million will expire beginning in 2034 if not utilized.

The company has not performed a detailed analysis to determine whether an ownership change under IRC Section 382 has occurred during the year ended June 30, 2019 or during any earlier year. If upon a complete analysis the company were to determine that an ownership change under Section 382 had occurred the effect of the ownership change would be the imposition of annual limitations on the use of NOL carryforwards. Any limitation may result in the expiration of a portion or all of the NOLs before utilization.

Based on a history of cumulative losses at the Company and the results of operations for the years ended June 30, 2019 and 2018, the Company determined that it is more likely than not it will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the deferred tax assets is required. The net change in the valuation allowance during the year ended June 30, 2019 was an increase of approximately $5.5 million.

The Company’s gross unrecognized tax benefits totaled $0.1 million as of June 30, 2019 and $0.3 million as of June 30, 2018. Of these amounts, $0.1 million and $0.3 million as of June 30, 2019 and June 30, 2018, respectively, represent the amounts of unrecognized tax benefit that, if recognized, would impact the effective tax rate in each of the fiscal years.

A reconciliation of June 30, 2018 through June 30, 2019 beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	June 30, 2019	June 30, 2018
Beginning Balance	$296	$—
Additions based on positions related to the current year	50	250
Additions for tax positions in prior years	—	46
Reductions for tax positions in prior years	(198)	—
Expiration of statute of limitations	—	—
Ending Balance	$148	$296

The unrecognized tax benefit of $148 thousand at the end of June 30, 2019 is recorded on the Consolidated Balance Sheet as a reduction to the carrying value of the gross deferred tax assets.

The Company’s fiscal 2015, 2016 and 2017 federal and state returns remain open for examination. The Company is not currently under examination by any taxing authorities.

Note 14. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company operates in two segments, Foundry Fabrication Services which consists of engineering review services and STC-MEMS foundry services; and RF Filters which consists of amplifier and filter product sales, and grant revenue. The Company records all general and administrative costs in the RF Filters segment.

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the years ended June 30, 2019 and 2018 are as follows (in thousands):

	Foundry Fabrication Services	RF Filters	Total

Year ended June 30, 2019
Revenue	$1,058	$276	$1,334
Grant revenue	-	109	109
Cost of revenue	811	202	1,013
Gross margin	247	183	430
Research and development	-	19,246	19,246
General and administrative	-	8,701	8,701
Other operating expenses	50	-	50
Income/(Loss) from Operations	$197	$(27,764)	$(27,567)

Year ended June 30, 2018
Revenue	$1,007	$54	$1,061
Grant Revenue	-	147	147
Cost of revenue	1,016	4	1,020
Gross margin	(9)	197	188
Research and development	-	13,267	13,267
General and administrative	-	8,804	8,804
Other operating expenses	-	395	395
Loss from Operations	$(9)	$(22,269)	$(22,278)

As of June 30, 2019
Accounts receivable	$150	$135	$285
Property and equipment, net	54	15,124	15,178

As of June 30, 2018
Accounts receivable	$192	$23	$215
Property and equipment, net	465	12,355	12,820

Note 15. Subsequent Events

None

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

We conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to the material weaknesses described below with respect to our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, including our chief executive officer and interim chief financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2019.  Based on this assessment, we identified the following material weaknesses in the Company’s internal control over financial reporting:

1.	The Company did not design and implement effective Information Technology General Controls (“ITGC”) for certain information systems that are relevant to the preparation of the Company’s financial statements. Specifically, applications supporting the processes of payroll, cash management, fixed assets and financial close included deficiencies related to user access controls, change management, information technology operations and third party service providers. These ITGC deficiencies, combined with inadequate compensating review controls, create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.

2.	Management review controls designed to address risks associated with complex accounting matters that arise from significant routine and non-routine transactions – related to revenue, share-based compensation, research and development expense, and debt – to ensure that those transactions are properly accounted for in accordance with U.S. GAAP did not operate effectively.

Notwithstanding the material weaknesses discussed above, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2019 has been audited by Marcum LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Plan

As fiscal year 2019 was the first year that the Company was subject to an audit over of internal controls over financial reporting (Sarbanes Oxley section 404(b)), fiscal year 2020 will present the first opportunity to remediate the material weaknesses described above.

Remediation activities will include:

IT General Controls: During fiscal year 2020, key mitigating controls will be designed and implemented in the absence of full year coverage of SSAE-18 (SOC1) reports. Controls will include complementary entity user controls or other supporting documentation for applications used to support the financial statements.

Non-Routine Transaction Review: During fiscal year 2020, controls will be put in place in order to comprehensively review all non-routine, material transactions in order to ensure that they are accounted for properly. Specifically, requirements such as thresholds, level of documentation and compensating controls will be considered in the design process. This control will include members of the executive team and, if needed, the Company will employ the use of external subject matter experts.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2019 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2019 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2019 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2019 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2019 annual meeting of stockholders.

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

Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan of Conversion, dated December 15, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

2.2	Definitive Asset Purchase Agreement dated March 23, 2017 by and between The Research Foundation for the State University of New York and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017)

2.3	Definitive Real Property Purchase Agreement dated March 23, 2017, by and between Fuller Road Management Corporation and the Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017)

3.1	Articles of Conversion of the Company, as filed with the Nevada Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.2	Certificate of Conversion of the Company, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.3	Certificate of Incorporation, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

4.1	Indenture, dated as of May 14, 2018, by and among Akoustis Technologies Inc., Akoustis, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018)

4.2	Indenture, dated as of October 23, 2018, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

4.3	First Supplemental Indenture, dated as of October 23, 2018, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

4.4	Form of 6.5% Convertible Senior Note due November 30, 2023 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

4.5	Form of Supplemental Indenture, dated as of October 18, 2018, among the Company, Akoustis, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

10.1.1†	Akoustis, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Transition Report on Form 10-K filed with the SEC on October 31, 2016)

10.1.2†	Form of Restricted Stock Purchase Agreement under the 2014 Stock Plan between the Company (as assignee of Akoustis, Inc.) and each of Steve DenBaars, Mark Boomgarden and Arthur Geiss (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.1.3†	Form of Amendment to Restricted Stock Purchase Agreement under the 2014 Stock Plan between the Company and each of Steve DenBaars and Mark Boomgarden (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2016)

10.1.4†	Declaration of Amendment to the Akoustis, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017)

10.2	Joint Development Agreement, dated February 27, 2015, between Akoustis, Inc. and Global Communication Semiconductors, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.3	Foundry Agreement, dated February 27, 2015, between Akoustis, Inc. and Global Communication Semiconductors, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.4	Form of 2015 Placement Agent Warrant for Common Stock of the Company in connection with the Company’s 2015 private placement offering (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.5	Form of 2015 Registration Rights Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.6.1†	Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.6.2†	Form of Stock Option Agreement under the Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.6.3†	Form of Restricted Stock Agreement, under the Akoustis Technologies, Inc. 2015 Equity Incentive Plan, between the Company and each of Mark Boomgarden, Dave Aichele and Cindy Payne (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2016)

10.7†	Employment Agreement between the Company and Jeffrey Shealy dated as of June 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015)

10.8.1†	Employment Agreement between the Company and David M. Aichele dated as of June 15, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015)

10.8.2†	Offer Letter from the Company to David M. Aichele (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2017)

10.9

Form of 2016 Subscription Agreement between the Company and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2016)

10.10

Form of 2016 Placement Agent Warrant for Common Stock of the Company in connection with the Company’s 2016 private placement offering (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2016)

10.11	Form of 2016 Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2016)

10.12.1	Form of Registration Rights Agreement by and among the Company and the investors in the 2016-2017 Offering (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2016)

10.14.2	Amendment No. 1 to Registration Rights Agreement by and among the Company and the investors in the 2016-2017 Offering (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2016)

10.15	Form of Placement Agent Warrant in the 2016-2017 Offering (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2016)

10.21	Form of Amended and Restated Placement Agent Warrant for Common Stock of the Company in connection with the Company’s 2015 private placement offering and 2016 private placement offering (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.22.1†	Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

10.22.2†	Form of Restricted Stock Award Agreement under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.22.3†	Revised Form of Restricted Stock Award Agreement under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.23.1	Form of Subscription Agreement by and among the Company and the investors in the 2017 Offering (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-218245) filed with the SEC on May 25, 2017)

10.23.2	Form of Amended Subscription Agreement by and among the Company and the investors in the 2017 Offering (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-218245) filed with the SEC on May 25, 2017)

10.24	Form of Registration Rights Agreement by and among the Company and the investors in the 2017 Offering (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-218245) filed with the SEC on May 25, 2017)

10.25	Form of Placement Agent Warrant in the 2017 Offering (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-218245) filed with the SEC on May 25, 2017)

10.26	Purchase Order for Deposition Tool (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2017)

10.27.1†	Employment Agreement by and between John T. Kurtzweil and the Company, dated July 14, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017)

10.27.2†	Form of Restricted Stock Award Agreement to be entered into by and between John T. Kurtzweil and the Company in connection with Mr. Kurtzweil’s employment (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017)

10.27.3†	Form of Option Agreement to be entered into by and between John T. Kurtzweil and the Company in connection with Mr. Kurtzweil’s employment (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2017)

10.28†	Summary of Akoustis Technologies, Inc. Director Compensation Program, effective October 3, 2017 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017)

10.30	Form of Registration Rights Agreement by and among the Company and the investors in the 2017 Offering (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2017)

10.34	Form of Placement Agent Warrant in the 2017 Offering (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-222552) filed with the SEC on January 16, 2018)

10.35	Purchase Agreement, dated as of May 10, 2018, by and among Akoustis Technologies, Inc., Akoustis, Inc. and Oppenheimer & Co. Inc., as representative of the several Initial Purchasers named in Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018)

10.36	Registration Rights Agreement, dated as of May 14, 2018, by and among Akoustis Technologies, Inc., Akoustis, Inc. and Oppenheimer & Co. Inc., as representative of the several Initial Purchasers named in Schedule 1 thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018)

10.37	Pledge and Security Agreement, dated as of May 14, 2018, by and among Akoustis Technologies, Inc., Akoustis, Inc. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018)

10.38	Grant Agreement, dated as of July 24, 2018, by and among Akoustis Technologies, Inc., Akoustis, Inc. and the Town of Canandaigua (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2018)

10.39*††	Price Quotation, dated January 14, 2019, by and between the Company and ASML US, LLC

10.40*†	Akoustis Technologies, Inc. 2018 Stock Incentive Plan

10.41*†	Akoustis Technologies, Inc. Employee Stock Purchase Plan

21.1*	Subsidiaries of the Company

23.1*	Consent of Marcum LLP

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial and Accounting Officer

101§*	Interactive Data Files of Financial Statements and Notes.

101.ins*	Instant Document

101.sch*	XBRL Taxonomy Schema Document

101.cal*	XBRL Taxonomy Calculation Linkbase Document

101.def*	XBRL Taxonomy Definition Linkbase Document

101.lab*	XBRL Taxonomy Label Linkbase Document

101.pre*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
†	Management contract or compensatory plan or arrangement
††	Confidential portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKOUSTIS TECHNOLOGIES, INC.

Dated: September 13, 2019	By:	/s/ Jeffrey B. Shealy
Jeffrey B. Shealy
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey B. Shealy	Chief Executive Officer	September 13, 2019
Jeffrey B. Shealy	(Principal Executive Officer), Director

/s/ Kenneth E. Boller	Interim Chief Financial Officer	September 13, 2019
Kenneth E. Boller	(Principal Financial and Accounting Officer)

/s/ Arthur E. Geiss	Co-Chairman of the Board	September 13, 2019
Arthur E. Geiss

/s/ Jerry D. Neal	Co-Chairman of the Board	September 13, 2019
Jerry D. Neal

/s/ Steven P. DenBaars	Director	September 13, 2019
Steven P. DenBaars

/s/ Jeffrey K. McMahon	Director	September 13, 2019
Jeffrey K. McMahon

/s/ Suzanne B. Rudy	Director	September 13, 2019
Suzanne B. Rudy