Form 10-Q
period 2019-09-30
Akoustis Technologies, Inc.
filed 2019-11-07
CIK 1584754

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 01, 2019, there were 30,435,451 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

AKOUSTIS TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Akoustis Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30,	June 30,
	2019	2019

Assets

Assets:
Cash and cash equivalents	$22,611	$30,054
Accounts receivable	583	285
Inventory	107	94
Other current assets	1,146	1,288
Total current assets	24,447	31,721

Property and equipment, net	16,045	15,178

Intangibles, net	422	388

Assets held for sale, net	349	300

Operating lease right-of-use asset	636	—
Restricted cash	100	100
Other assets	324	262
Total Assets	$42,323	$47,949

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$2,592	$3,211
Deferred revenue	13	5
Operating lease liability-current	108	—
Total current liabilities	2,713	3,216

Long-term Liabilities:
Contingent real estate liability	464	445
Convertible notes payable, net	19,270	18,215
Operating lease liability - non current	530	—
Other long-term liabilities	117	118
Total long-term liabilities	20,381	18,778

Total Liabilities	23,094	21,994

Stockholders’ Equity
Preferred Stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 45,000,000 shares authorized; 30,467,986 and 30,140,955 shares issued and outstanding at September 30, 2019 and June 30, 2019, respectively	30	30
Additional paid in capital	95,649	93,399
Accumulated deficit	(76,450)	(67,474)
Total Stockholders’ Equity	19,229	25,955
Total Liabilities and Stockholders’ Equity	$42,323	$47,949

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018

Revenue
Revenue with customers	$543	$204
Grant revenue	—	109
Total revenue	543	313

Cost of revenue	336	144

Gross profit	207	169

Operating expenses
Research and development	5,079	4,361
General and administrative expenses	2,801	2,505
Total operating expenses	7,880	6,866

Loss from operations	(7,673)	(6,697)

Other (expense) income
Interest (expense) income	(994)	(482)
Rental income	55	69
Other income	(1)	—
Change in fair value of contingent real estate liability	(18)	(47)
Change in fair value of derivative liabilities	(344)	(151)
Total other (expense) income	(1,302)	(611)
Net loss	$(8,975)	$(7,308)

Net loss per common share - basic and diluted	$(0.30)	$(0.33)

Weighted average common shares outstanding - basic and diluted	30,325,185	22,240,748

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(In thousands)

	Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2019	30,141	$30	$93,399	$(67,474)	$25,955

Common stock issued for services	283	—	1,703	—	1,703

Common stock issued for exercise of warrants	6	—	—	—	—

Vesting of restricted shares	—	—	303	—	303

Common stock issued in payment of note interest	38	—	244	—	244

Net loss	—	—	—	(8,975)	(8,975)

Balance, September 30, 2019	30,468	$30	$95,649	$(76,450)	$19,229

	Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2018	22,203	$22	$52,074	$(38,246)	$13,850

Cumulative-effect adjustment from adoption of ASC 606	—	—	—	20	20

Common stock issued for cash, net of issuance costs	—	—	(81)	—	(81)

Common stock issued for services	112	—	1,947	—	1,947

Common stock issued for exercise of warrants	19	—	71	—	71

Vesting of restricted shares	—	—	351	—	351

Common stock issued in payment of note interest	40	—	290	—	290

Net loss	—	—	—	(7,308)	(7,308)

Balance, September 30, 2018	22,374	$22	$54,652	$(45,534)	$9,140

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2019	September 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,975)	$(7,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	695	573
Common stock issued for services	1,703	2,098
Amortization of debt discount	711	251
Amortization of operating lease right of use asset	27	—
Change in fair value of derivative liabilities	344	151
Change in fair value of contingent real estate liability	18	47
Changes in operating assets and liabilities:
Accounts receivable	(299)	(104)
Inventory	(12)	11
Other current assets	143	(365)
Other assets	(63)	(63)
Accounts payable and accrued expenses	(73)	(71)
Lease liabilities	(25)	—
Change in other long-term liabilities	—	6
Deferred revenue	8	26
Net Cash Used in Operating Activities	(5,798)	(4,748)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(1,581)	(1,050)
Cash received from sale of assets held for sale	—	31
Cash paid for intangibles	(64)	(46)
Net Cash Used in Investing Activities	(1,645)	(1,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	71
Net Cash Provided by Financing Activities	—	71

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(7,443)	(5,742)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	30,154	14,817

Cash, Cash Equivalents and Restricted Cash - End of Period	$22,711	$9,075

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	163	—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrued interest paid in common shares	$244	$290
Stock compensation payable	$303	$200
Stock issuance costs in accounts payable and accrued expenses	—	$81
ASC 606 transition adjustment	—	$20
Derivative liability of convertible notes	$1,299	$1,256

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

Note 2. Going Concern and Management Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2019, the Company had working capital of $21.7 million and an accumulated deficit of $76.5 million. Since inception, the Company has recorded approximately $1.1 million and $2.4 million of revenue from contract research and government grants, and microelectromechanical systems (“MEMS”) foundry and engineering review services, respectively. As of November 01, 2019, the Company had cash and cash equivalents of $21.1 million. The Company estimates that cash on hand is not sufficient to fund its operations for the next 12 months. Therefore, the Company will need to obtain additional capital to fund operations past that date. The Company is actively managing and controlling cash outflows to mitigate this risk. However, this matter raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the filing of this Form 10-Q. Operating results for the quarter ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020 or any future interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on September 13, 2019 (the “2019 Annual Report”).

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Akoustis, Inc. On February 22, 2018, Akoustis Manufacturing New York, Inc. was merged into Akoustis, Inc., with Akoustis, Inc. as the surviving entity. All significant intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 3-Summary of Significant Accounting Policies in the 2019 Annual Report. Since the date of the 2019 Annual Report, other than adopting ASC 842 “Leases” discussed in the footnote below, there have been no material changes to the Company’s significant accounting policies. The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the accompanying notes thereto. The policies, estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, deferred taxes and related valuation allowances, revenue recognition, contingent real estate liability and the fair values of long-lived assets. Actual results could differ from the estimates.

Shares Outstanding

Shares outstanding include shares of restricted stock with respect to which restrictions have not lapsed. Restricted stock included in reportable shares outstanding was the following as of September 30, 2019 and 2018. Shares of restricted stock are included in the calculation of weighted average shares outstanding.

	September 30, 2019	September 30, 2018
Restricted stock included in reportable shares outstanding	181,000	513,425

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation. The reclassifications did not have an impact on net loss as previously reported.

Restricted Cash

Restricted cash at September 30, 2019 and June 30, 2019 represents a retained balance obligation included in a deposit account control agreement required by the Company’s May 2018 6.5% Convertible Senior Secured Notes due 2023. The restriction on the cash will lapse in conjunction with the extinguishment of the debt.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, "Leases (Topic 842)," with multiple amendments subsequently issued. The new guidance requires that lease arrangements be presented on the lessee's balance sheet by recording a right-of-use asset and a lease liability equal to the present value of the related future minimum lease payments. The Company adopted the standard in the first quarter of fiscal 2020, using the modified retrospective approach which permits lessees to recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. Upon adoption, the Company recorded a right-of-use asset of $0.7 million and a lease liability of $0.7 million.

The Company elected the transition package of practical expedients, under which the Company does not have to reassess (1) whether any expired or existing contracts are leases, or contain leases, (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. Further, the Company elected the practical expedient not to separate lease and non-lease components for substantially all of its classes of leases and to account for the combined lease and non-lease components as a single lease component. In addition, the Company made an accounting policy election to exclude leases with an initial term of 12 months or less from the balance sheet. This standard did not have a material impact on the Condensed Consolidated Statement of Operations or Condensed Consolidated Statement of Cash Flows. See Note 12 for further disclosures resulting from the adoption of this new standard.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after the grant date. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. The Company adopted during the first quarter 2020 and there was no material impact on its condensed consolidated financial statements. Approximately $0.3 million of accrued expenses associated with share-based compensation were reclassified to equity.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted during the first interim reporting period of fiscal year 2020 and there was no material impact on its condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed consolidated financial statements.

Note 4. Revenue Recognition from Contracts with Customers

Disaggregation of Revenue

The Company’s primary revenue streams include foundry fabrication services and product sales.

Foundry Fabrication Services

Foundry fabrication services revenue includes microelectromechanical systems (“MEMS”) foundry services and Non-Recurring Engineering (“NRE”). Under these contracts, products are delivered to the customer at the completion of the service which represents satisfaction of the performance obligation as well as transfer of title. Depending on language with regards to enforceable right to payment for performance completed to date, related revenue will either be recognized over time or at a point in time.

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

The following table summarizes the revenues of the Company’s reportable segments for the three months ended September 30, 2019 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
MEMS	$245	$—	$245
NRE - RF Filters	116	—	116
Filters/Amps	—	182	182
Total	$361	$182	$543

 The following table summarizes the revenues of the Company’s reportable segments for the three months ended September 30, 2018 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
MEMS	$118	-	118
NRE - RF Filters	30	-	30
Filters/Amps	-	56	56
Total	$148	$56	204

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

The following table summarizes the changes in the opening and closing balances of the Company’s contract asset and liability for the first quarter of 2019 and 2018 (in thousands):

	Contract Assets	Contract Liability
Balance, June 30, 2019	$140	$5
Closing, September 30, 2019	139	13
Increase/(Decrease)	(1)	8

Balance, June 30, 2018	$-	$53
Closing, September 30, 2018	6	96
Increase/(Decrease)	6	43

The Company records a receivable when the title for goods has transferred. Generally, all sales are contract sales (with either an underlying contract or purchase order), resulting in all receivables being contract receivables. When invoicing occurs prior to revenue recognition a contract liability is recorded (as deferred revenue on the Condensed Consolidated Balance Sheets). The amount of revenue recognized in the three months ended September 30, 2019 and 2018 that was included in the opening contract liability balance was $5 thousand which related to filter sales and $25 thousand which related to MEMS business, respectively.

Contract assets are recorded when revenue recognized exceeds the amount invoiced. The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The amount of contract assets invoiced in the three months ended September 30, 2019 that was included in the opening contract asset balance was $94 thousand which primarily related to MEMS business.

Backlog of Remaining Customer Performance Obligations

Revenue expected to be recognized and recorded as sales during this fiscal year from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) was $0.2 million at September 30, 2019.

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

Note 5. Common Stock Equivalents

The Company had the following common stock equivalents at September 30, 2019 and 2018. These are excluded from the loss per share calculation as they are considered anti-dilutive.

	September 30, 2019	September 30, 2018
Convertible Notes	4,960,800	2,290,077
Options	2,137,665	1,364,859
Warrants	626,343	728,493
Total	7,724,808	4,383,429

Note 6. Property and Equipment, net

Property and equipment, net consisted of the following as of September 30, 2019 and June 30, 2019 (in thousands):

	Estimated Useful Life	September 30, 2019	June 30, 2019
Land	n/a	$1,000	$1,000
Building	11 years	3,000	3,000
Equipment	2-10 years	15,102	13,611
Leasehold Improvements	*	949	949
Software	3 years	161	161
Furniture & Fixtures	5 years	11	11
Computer Equipment	3 years	203	203
Total		20,426	18,935
Less: Accumulated depreciation		(4,381)	(3,757)
Total		$16,045	$15,178

(*) Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $0.7 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2019 and June 30, 2019 (in thousands):

	September 30, 2019	June 30, 2019
Accounts payable	$218	$245
Accrued salaries and benefits	1,010	1,552
Accrued professional fees	260	315
Accrued utilities	255	193
Accrued interest	135	135
Accrued goods received not invoiced	77	69
Other accrued expenses	637	702
Totals	$2,592	$3,211

Note 8. Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2019 (in thousands):

Fair Value Measurement Using Level 3 Inputs Total
Balance, June 30, 2019	$955
Change in fair value of derivative liabilities	344
Balance, September 30, 2019 (see footnote 9)	$1,299

The fair value of the derivative features of the convertible note at the balance sheet dates were calculated using the with-and-without method, a form of the income approach, valued with the following weighted average assumptions:

	September 30, 2019	June 30, 2019
Remaining term (years)	3.67-4.17	3.92
Expected volatility	50%	49%
Risk free interest rate	1.55%-1.56%	1.73%
Dividend yield	0.00%	0.00%

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

Remaining term: The Company’s remaining term is based on the remaining contractual term of the convertible notes.

Note 9. Convertible Notes

The following table summarizes convertible debt as of September 30, 2019 (in thousands):

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Conversion Option	Carrying Value
Long Term convertible notes payable
6.5% convertible senior secured notes	5/31/2023	6.50%	$5.00	$15,000	$(6,200)	$1,185	$9,985
6.5% convertible senior notes	11/30/2023	6.50%	$5.10	$10,000	$(829)	$114	$9,285

Ending Balance as of September 30, 2019				$25,000	$(7,029)	$1,299	$19,270

The following table summarizes convertible debt as of June 30, 2019 (in thousands):

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Conversion Option	Carrying Value
Long Term convertible notes payable
6.5% convertible senior secured notes	5/31/2023	6.50%	$5.00	$15,000	$(6,825)	$955	$9,130
6.5% convertible senior notes	11/30/2023	6.50%	$5.10	$10,000	$(915)	$—	$9,085

Ending Balance as of June 30, 2019				$25,000	$(7,740)	$955	$18,215

Note 10. Concentrations

Vendors

Vendor concentration as a percentage of purchases for the three months ended September 30, 2019 and 2018 are as follows:

	Three Months 09/30/2019	Three Months 09/30/2018
Vendor 1	15%	—
Vendor 2	—	27%

Customers

Customer concentration as a percentage of non-grant related revenue for the three months ended September 30, 2019 and 2018 are as follows:

	Three Months 09/30/2019	Three Months 09/30/2018
Customer 1	45%	40%
Customer 2	20%	—
Customer 3	20%	—
Customer 4	—	17%
Customer 5	—	15%
Customer 6	—	14%

Note 11. Stockholders’ Equity

Equity Incentive Plans

During the three months ended September 30, 2019, the Company granted employees and directors options to purchase an aggregate of 57,000 shares of common stock with a weighted average grant date fair value of $4.23. The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended September 30, 2019
Exercise price	$7.55
Expected term (years)	4.75 – 5.00
Risk-free interest rate	1.68 – 1.70%
Volatility	67%
Dividend yield	0%
Weighted Average Grant Date Fair Value of Options granted during the period	$4.23

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

During the three months ended September 30, 2019 the Company awarded certain employees and contractors grants of an aggregate of 213,600 restricted stock units (“RSUs”) with a weighted average grant date fair value of $6.79. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest over 4 – 5 years.

Compensation expense related to our stock-based awards described above was as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Research and Development	$956	$915
General and Administrative	747	1,183
Total	$1,703	$2,098

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in thousands):

	As of September 30, 2019
	Unrecognized stock- based compensation	Weighted- average years to be recognized
Options	$2,358	2.02
Restricted stock awards/units	$4,647	2.03

Note 12. Commitments and Contingencies

Leases

The Company leases office space and office equipment in Huntersville, NC as well as equipment in Canandaigua, NY. Our leases have remaining lease terms of up to five years, some of which include options to extend the leases for up to twenty-four months. Following adoption of ASC 842, lease expense excludes capital area maintenance and property taxes.

The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Operating Lease Expense	$43	57

Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification on the Condensed Consolidated Balance Sheet	September 30, 2019
Assets
Operating lease assets	Other non-current assets	$636

Liabilities
Other current liabilities	Current liabilities	108
Operating lease liabilities	Other non-current liabilities	530

Weighted Average Remaining Lease Term:
Operating leases	4.6 Years

Weighted Average Discount Rate:
Operating leases	10.97%

The following table outlines the minimum future lease payments for the next five years and thereafter, (in thousands):

For the year ending June 30,
2020	$128
2021	174
2022	178
2023	182
2024	149
Thereafter	—
Total lease payments (Undiscounted cash flows)	811

Less imputed interest	(173)
Total	$638

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

Real Estate Contingent Liability

On March 23, 2017, we entered into an Asset Purchase Agreement and a Real Property Purchase Agreement (collectively, the “STC-MEMS Agreements”) with The Research Foundation for the State University of New York (“RF-SUNY”) and Fuller Road Management Corporation (“FRMC”), an affiliate of RF-SUNY (collectively, “Sellers”), respectively, to acquire certain specified assets, including STC-MEMS, a semiconductor wafer-manufacturing and microelectromechanical systems (“MEMS”) operation with associated wafer-manufacturing tools, and the associated real estate and improvements located in Canandaigua, NY used in the operation of STC-MEMS (the assets and real estate and improvements referred to together herein as the “STC-MEMS Business”).

In connection with the acquisition of the STC-MEMS Business, the Company agreed to pay to FRMC a penalty, as set forth below, if the Company sells the property subject to the related Definitive Real Property Purchase Agreement within three (3) years after the date of such agreement for an amount in excess of $1.75 million, subject to certain enumerated exceptions. The penalty imposed shall be equivalent to the amount that the sales price of the property exceeds $1.75 million up to the maximum penalty (“Maximum Penalty”) defined below, (in thousands):

Maximum Penalty
Year 3, ending March 23, 2020	$464

The fair value of the contingent liability was calculated by an independent third-party appraisal firm, utilizing a present value calculation based on the probability the Company sells the property triggering the contingent penalty and a discount rate of 14.8%. The 14.8% discount rate was derived from a weighted average cost of capital, modified to include the effects of the bargain purchase price. As of September 30, 2019, and June 30, 2019, the fair value of the contingent liability was $0.4 million and $1.2 million, respectively. During the three months ended September 30, 2019 and 2018, the Company marked the contingent liability to fair value and recorded a loss of $0.02 million and $0.5 million, respectively, relating to the change in fair value.

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

Effective November 5, 2018, the employment by the Company of its former principal financial officer, John T. Kurtzweil (the “Former CFO”), ended, after which the Former CFO filed for an arbitration hearing pursuant to the terms of his employment agreement and filed a complaint under the whistleblower provisions of the Sarbanes-Oxley Act of 2002 with the Occupational Safety and Health Administration of the U.S. Department of Labor.  On October 28, 2019, the Company and the Former CFO entered into a Settlement Agreement that resolved all pending disputes between the parties with no admission of liability by either party. Pursuant to the Settlement Agreement, following dismissal of the arbitration demand and the complaint filed with the U.S. Department of Labor, the Company will pay to the Former CFO an undisclosed sum. Additionally, under the Settlement Agreement, all stock options and equity awards issued to the Former CFO that had not vested as of the end of his employment were acknowledged as forfeited as of such date.

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

The Company’s gross unrecognized indirect tax credits totaled $0.1 million as of September 30, 2019 and $0.1 million as of June 30, 2019 and is recorded on the Consolidated Balance Sheet as a long-term liability.

Note 13. Related Party Transactions

Consulting Services

Total stock-based compensation expense related to stock-based awards granted in prior years for consulting services provided by a firm owned by one of the Co-Chairmen of the Company’s board of directors was $15 thousand and $16 thousand for the three months ended September 30, 2019 and 2018, respectively.

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

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three months ended September 30, 2019 and 2018 are as follows (in thousands):

	Foundry/ Fabrication Services	RF Product	Total

Three months ended September 30, 2019
Revenue	$361	$182	$543
Grant revenue	—	—	—
Total Revenue	361	182	543
Cost of revenue	138	198	336
Gross margin	223	(16)	207
Research and development	—	5,079	5,079
General and administrative	—	2,801	2,801
Income (Loss) from Operations	$223	(7,896)	(7,673)

Three months ended September 30, 2018
Revenue	$148	$56	$204
Grant revenue	—	109	109
Total Revenue	148	165	313
Cost of revenue	133	11	144
Gross margin	15	154	169
Research and development	—	4,361	4,361
General and administrative	—	2,505	2,505
Income (Loss) from Operations	$15	$(6,712)	(6,697)

As of September 30, 2019
Accounts receivable	$411	$172	$583
Property and equipment, net	—	$16,045	$16,045

As of June 30, 2019
Accounts receivable	$150	$135	$285
Property and equipment, net	$54	$15,124	$15,178

Note 15. Subsequent Events

On November 4, 2019, the Company amended its Certificate of Incorporation to increase the number of authorized shares of its common stock to 100,000,000, as approved by the Company’s stockholders at the 2019 annual meeting.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “Akoustis,” the “Company,” “we,” “us,” and “our” refer to Akoustis Technologies, Inc. and its consolidated subsidiary, Akoustis, Inc. each of which are Delaware corporations.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that relate to our plans, objectives, estimates, and goals. Any and all statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of commercially viable radio frequency (“RF”) filters, (ii) projections of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in this management’s discussion and analysis of financial condition or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), (iv) our ability to efficiently utilize cash and cash equivalents to support our operations for a given period of time, (v) our ability to engage customers while maintaining ownership of our intellectual property, and (vi) the assumptions underlying or relating to any statement described in (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which are beyond our control. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our ability to continue as a going concern; our inability to obtain adequate financing; our limited operating history; our inability to generate revenues or achieve profitability; the results of our research and development (“R&D”) activities; our inability to achieve acceptance of our products in the market; general economic conditions, including upturns and downturns in the industry; our limited number of patents; failure to obtain, maintain, and enforce our intellectual property rights; our inability to attract and retain qualified personnel; our reliance on third parties to complete certain processes in connection with the manufacture of our products; product quality and defects; existing or increased competition; our ability to market and sell our products; our inability to successfully scale our New York wafer fabrication facility and related operations while maintaining quality control and assurance and avoiding delays in output; our failure to innovate or adapt to new or emerging technologies; our failure to comply with regulatory requirements; results of any arbitration or litigation that may arise; stock volatility and illiquidity; our failure to implement our business plans or strategies; our failure to remediate the material weaknesses in our internal control over financial reporting; and our failure to maintain the Trusted Foundry accreditation of our New York wafer fabrication facility.

These and other risks and uncertainties, which are described in more detail in our Annual Report on Form 10-K, filed with the SEC on September 13, 2019 (the “2019 Annual Report”), could cause our actual results to differ materially from those expressed or implied by the forward-looking statements in this report. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them. Except as may be required by law, we do not undertake any obligation to update the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

Overview

Akoustis® is an emerging commercial company focused on developing, designing, and manufacturing innovative RF filter products for the wireless industry, including for products such as smartphones and tablets, network infrastructure equipment, WiFi Customer Premise Equipment (“CPE”) and defense applications. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RF front-end (“RFFE”). Located between the device’s antenna and its digital backend, the RF front-end (“RFFE”) is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. We have developed a new and proprietary microelectromechanical systems (“MEMS”) based bulk acoustic wave (“BAW”) technology and a unique manufacturing flow for our filters produced for use in RFFE modules, called “XBAW”. Our XBAWTM process incorporates optimized high purity piezoelectric materials for high power, high frequency and wide bandwidth applications.

We believe owning the core resonator device technology manufacturing facility and intellectual property (“IP”) to produce our designs is the most direct and efficient means of delivering our solutions to the market. Furthermore, our technology is based upon bulk-mode acoustic resonance, which we believe is superior to surface-mode resonance for high-band applications that include 4G/LTE, 5G, WiFi, and defense applications. Although some of our target customers utilize or make the RFFE module, they may lack access to critical ultra-high-band (UHB) filter technology needed to compete in high frequency applications. We seek to design, manufacture, and market our RF filter products to mobile phone original equipment manufacturers (“OEMs”), defense OEMs, network infrastructure OEMs, and WiFi CPE OEM’s to enable broader competition among the front-end module manufacturers. We operate as a “pure-play” RF filter supplier and align with the front-end module manufacturers who seek to acquire high performance filters to expand their module business.

We currently build high performance RF filter circuits, using our first generation XBAWTM wafer process, in our 120,000-square foot wafer-manufacturing facility located in Canandaigua, New York, which we acquired in June 2017. As of November 01, 2019, our intellectual property (IP) portfolio included 26 patents, including a blocking patent that we have licensed from Cornell University. Additionally, we have 52 pending patent applications. These patents cover our XBAWTM RF filter technology from the substrate level through the system application layer. Where possible, we leverage both federal and state level R&D grants to support development and commercialization of our technology.

We are developing RF filters for 4G/LTE, 5G, WiFi and defense bands using our proprietary resonator device models and product design kits (PDKs). As we qualify our first RF filter products, we are engaging with target customers to evaluate our filter solutions. Our initial designs target UHB, sub 7 GHz 4G/LTE, 5G, WiFi and defense bands. Since Akoustis owns its core technology and controls access to its intellectual property, we expect to offer several ways to engage with potential customers. First, we intend to engage with multiple wireless markets, providing standardized filters that we design and offer as standard catalog components. Second, we expect to deliver unique filters to customer-supplied specifications, which we will design and fabricate on a customized basis. Finally, we may offer our models and design kits for our customers to design their own filters utilizing our proprietary technology.

We have earned minimal revenue from operations since inception, and we have funded our operations primarily with development contracts, RF filter and production orders, government grants, MEMS foundry and engineering services, and sales of debt and equity securities. We have incurred losses totaling approximately $76.5 million from inception through September 30, 2019. These losses are primarily the result of material and processing costs associated with developing and commercializing our technology, as well as personnel costs, professional fees (primarily accounting and legal), and other general and administrative (“G&A”) expenses. We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid-state device technology development and engineering of catalog and custom filter design solutions.

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

We plan to pursue RF filter design and R&D development agreements and potentially joint ventures with target customers and other strategic partners, although we cannot guarantee we will be successful in these efforts. These types of arrangements may subsidize technology development costs and qualification, filter design costs, and offer complementary technology and market intelligence and other avenues to revenue. However, we intend to retain ownership of our core technology, intellectual property, designs, and related improvements. We expect to pursue development of catalog designs for multiple customers and to offer such catalog products in multiple sales channels.

As of November 01, 2019, the Company had $21.1 million of cash and cash equivalents to fund our operations, including capital expenditures, R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. Our anticipated expenses include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities (including travel and administration), costs associated with the integration and operation of our New York wafer fabrication facility and related operations, legal expenses, sales and marketing costs, G&A expenses, and other costs associated with an early stage, public technology company. We anticipate increasing the number of employees; however, this is highly dependent on the nature of our development efforts, and our success in commercialization. We anticipate adding employees for R&D in both our New York and North Carolina facilities, as well as G&A functions, to support our efforts. We expect capital expenditures to be between $10 million and $12 million for the purchase of equipment and software during the next 12 months.

The amounts we actually spend for any specific purpose may vary significantly and will depend on a number of factors, including, but not limited to, the pace of progress of our commercialization and development efforts, actual needs with respect to product testing, R&D, market conditions and changes in or revisions to our marketing strategies.

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

Recent Developments

On July 16, 2019, the Company announced a new purchase order from a strategic Defense customer for five new filter solutions in the 2-4 GHz frequency spectrum. In late July, Akoustis announced its design lock and pre-production of its 5.6GHz WiFi BAW filter solution which complements the Company’s existing 5.2GHz WiFi filter product.

On August 13, 2019, Akoustis announced a follow-on order from a tier-1 wireless telecommunications customer to develop two additional 5G Mobile filter solutions. In early September 2019, The Company announced a first shipment of its pre-production 5.6GHz XBAW filter product to tier-1 WiFi OEM.

On September 19, Akoustis announced its new n79 RF filter along with shipment of first samples to a new global tier-1 OEM. By the end of September, Akoustis shipped its first tandem 5.2 GHz/5.6 GHz WiFi BAW filters to an existing tier-1 SoC customer.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2019 Annual Report.

Results of Operations

Three Months Ended September 30, 2019 and 2018

Revenue

The Company recorded revenue of $0.5 million during the three months ended September 30, 2019 as compared to $0.3 million for the three months ended September 30, 2018. Revenue recorded during the three months ended September 30, 2019 included $0.2 million of RF filter and amplifier sales, $0.2 million of foundry services, and $0.1 million of revenue for non-recurring engineering services. The revenue for the three months ended September 30, 2018 consisted of $0.1 million of revenue for foundry services, $0.1 million of grant revenue and $0.1 million of RF filter and amplifier sales.

Cost of Revenue

The Company recorded cost of revenue of $0.3 million in the three months ended September 30, 2019 and $0.1 million in the three months ended September 30, 2018, which included direct labor, direct materials and facility costs.

Research and Development Expenses

R&D expenses were $5.1 million for the three months ended September 30, 2019 and were $0.7 million, or 17%, higher than the prior year amount for the same period of $4.4 million. The period-over-period increase was primarily in the areas of R&D personnel costs, R&D materials and R&D equipment depreciation. Personnel costs, including stock-based compensation, were $3.2 million compared to $2.8 million in the prior year period, an increase of $0.4 million or 14%. The higher personnel cost was due to additional R&D headcount at both the Huntersville, NC location and the NY Facility. Material costs of $0.8 million primarily associated with the NY Facility were $0.3 million higher than the comparative period due to increased R&D activity.

General and Administrative Expense

General and administrative (“G&A”) expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the three months ended September 30, 2019 were $2.8 million, which is an increase of $0.3 million compared to the three months ended September 30, 2018. Year over year changes within G&A expenses include an increase in employee compensation of $0.4 million as well as an increase in professional fees of $0.3 million. Offsetting these increases was a decrease of $0.4 million, or 37%, in stock-based compensation.

Other (Expense)/Income

Other expenses for the three months ended September 30, 2019 were $1.3 million, which included debt discount amortization of $0.7 million, interest expense of $0.4 million, and a change in fair value of our derivative liability of $0.3 million. These expenses were partially offset by interest income of $0.1 million. Other expenses for the three months ended September 30, 2018 were $0.6 million, consisting of a $0.2 million change in the fair value of our derivative liability, $0.2 million of debt discount amortization and interest expense of $0.2 million.

Net Loss

The Company recorded a net loss of $9.0 million for the three months ended September 30, 2019, compared to a net loss of $7.3 million for the three months ended September 30, 2018. The period-over-period incremental loss of $1.7 million, or 23%, was primarily driven by an increase in other expenses of $0.7 million, increases in R&D related materials of $0.3 million and increases in general expenses, including professional fees of $0.3 million and compensation increase of $0.4 million.

Liquidity and Capital Resources

Financing Activities

The Company had $22.7 million of cash on hand as of September 30, 2019, which reflects a decrease of $7.4 million compared to $30.2 million as of June 30, 2019. The $7.4 million decrease is primarily due to $5.8 million in net cash used in operating activities and $1.6 million in capital expenditures for the three months ended September 30, 2019. The Company estimates that cash on hand will fund its operations, including current capital expense commitments into the first quarter of fiscal year 2021. As a result, we will need to obtain additional capital through the sale of additional equity securities, debt and additional grants, or otherwise, to fund operations past that date. There is no assurance that the Company’s projections and estimates are accurate. Although the Company is actively managing and controlling the Company’s cash outflows to mitigate these risks, these matters raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing.

Balance Sheet and Working Capital

September 30, 2019 compared to June 30, 2019

As of September 30, 2019, the Company had current assets of $24.4 million made up primarily of cash on hand of $22.6 million. As of June 30, 2019, current assets were $31.7 million comprised primarily of cash on hand of $30.1 million.

Property, Plant and Equipment was $16.0 million as of September 30, 2019 as compared to a balance of $15.2 million as of June 30, 2019. The approximate $0.9 million increase is primarily due to the purchase of R&D and manufacturing equipment of $1.5 million, offset by depreciation of $0.7 million.

Total assets as of September 30, 2019 and June 30, 2019 were $42.3 million and $47.9 million, respectively.

Current liabilities as of September 30, 2019 and June 30, 2019 were $2.7 million and $3.2 million, respectively.

Long-term liabilities totaled $20.4 million as of September 30, 2019, compared to $18.8 million as of June 30, 2019. The increase of $1.6 million was due to the increase in convertible notes, net of debt discount and issuance costs as well as the establishment of a right of use liability upon adoption of ASC 842 which totaled $0.6 million.

Stockholders’ equity was $19.2 million as of September 30, 2019, compared to $26.0 million as of June 30, 2019, a decrease of $6.7 million, or 26%. This decrease was primarily due to the net loss for the three months ended September 30, 2019 of $9.0 million which was partially offset by an increase in additional paid-in-capital (“APIC”). APIC was $95.6 million as of September 30, 2019 and increased by $2.2 million from June 30, 2019. The increase was due to stock-based compensation of $1.7 million, vesting of restricted shares of $0.3 million and common stock issued in payment of convertible note interest of $0.2 million.

Cash Flow Analysis

Operating activities used cash of $5.8 million during the three months ended September 30, 2019 and $4.7 million during the 2018 comparative period. The $1.1 million period-over-period increase in cash used was attributable to higher operating expenses associated with the ramp up of development and commercialization activities (primarily R&D personnel and material costs).

Investing activities used cash of $1.6 million for the three months ended September 30, 2019 compared to $1.1 million for the comparative period ended September 30, 2018. The $0.6 million period-over-period increase was primarily due to increased spend on R&D equipment.

Financing activities decreased by $0.1 million during the three months ended September 30, 2019 compared to the same period in 2018 due to a reduction in warrants exercised.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weaknesses as of June 30, 2019:

1.	The Company did not design and implement effective Information Technology General Controls (“ITGC”) for certain information systems that are relevant to the preparation of the Company’s financial statements. Specifically, applications supporting the processes of payroll, cash management, fixed assets and financial close included deficiencies related to user access controls, change management, information technology operations and third-party service providers. These ITGC deficiencies, combined with inadequate compensating review controls, create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.

2.	Management review controls designed to address risks associated with complex accounting matters that arise from significant routine and non-routine transactions – related to revenue, share-based compensation, research and development expense, and debt – to ensure that those transactions are properly accounted for in accordance with U.S. GAAP did not operate effectively.

Remediation Plan

IT General Controls: During the first quarter of fiscal year 2020, key mitigating controls were designed and implemented to mitigate risks in the absence of full year coverage of SSAE-18 (SOC1) reports. These controls will be tested for design and operating effectiveness during FY20.

Non-Routine Transaction Review: During the first quarter of fiscal year 2020, controls were designed and implemented to mitigate risks related to review of all non-routing, material transactions specifically around revenue, share-based compensation, research and development expense and debt. These controls will be tested for design and operating effectiveness during FY20.

Changes in Internal Control over Financial Reporting

Other than the mitigating controls referenced above, there have been no changes in our internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective November 5, 2018, the employment by the Company of its former principal financial officer, John T. Kurtzweil (the “Former CFO”), ended, after which the Former CFO filed for an arbitration hearing pursuant to the terms of his employment agreement and filed a complaint under the whistleblower provisions of the Sarbanes-Oxley Act of 2002 with the Occupational Safety and Health Administration of the U.S. Department of Labor.  On October 28, 2019, the Company and the Former CFO entered into a Settlement Agreement that resolved all pending disputes between the parties with no admission of liability by either party. Pursuant to the Settlement Agreement, following dismissal of the arbitration demand and the complaint filed with the U.S. Department of Labor, the Company will pay to the Former CFO an undisclosed sum. Additionally, under the Settlement Agreement, all stock options and equity awards issued to the Former CFO that had not vested as of the end of his employment were acknowledged as forfeited as of such date.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.  There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2019 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Other than any sales previously reported in the Company’s Current Reports on Form 8-K, the Company did not sell any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits in the Exhibit Index below are filed or furnished, as applicable, as part of this report.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Conversion of the Company, as filed with the Nevada Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.2	Certificate of Conversion of the Company, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.3	Certificate of Incorporation, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

10.1†*	Agreement of Sale, dated October 25, 2019, by and between the Company and EV Group, Inc.

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101*	Interactive Data Files of Financial Statements and Notes

101.INS*	Instant Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith

†	Confidential portions of this exhibit have been omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 07, 2019	Akoustis Technologies, Inc.

	By:	/s/ Kenneth E. Boller
Kenneth E. Boller
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)