Form 10-Q
period 2019-12-31
Akoustis Technologies, Inc.
filed 2020-01-31
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

As of January 24, 2020, there were 36,212,386 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

AKOUSTIS TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Akoustis Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	December 31,	June 30,
	2019	2019

Assets

Assets:
Cash and cash equivalents	$46,253	$30,054
Accounts receivable	1,126	285
Inventory	94	94
Other current assets	874	1,289
Total current assets	48,347	31,722

Property and equipment, net	19,382	15,178

Intangibles, net	463	388

Assets held for sale, net	21	300

Operating lease right-of-use asset	608	—
Restricted cash	100	100
Other assets	386	261
Total Assets	$69,307	$47,949

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$3,480	$3,211
Deferred revenue	48	5
Contingent real estate liability	480	445
Operating lease liability-current	112	—
Total current liabilities	4,120	3,661

Long-term Liabilities:
Convertible notes payable, net	20,375	18,215
Operating lease liability - non current	500	—
Other long-term liabilities	118	118
Total long-term liabilities	20,993	18,333

Total Liabilities	25,113	21,994

Stockholders’ Equity
Preferred Stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,212,386 and 30,140,955 shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively	36	30
Additional paid in capital	129,922	93,399
Accumulated deficit	(85,764)	(67,474)
Total Stockholders’ Equity	44,194	25,955
Total Liabilities and Stockholders’ Equity	$69,307	$47,949

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended December 31, 2019	For the Three Months Ended December 31, 2018	For the Six Months Ended December 31, 2019	For the Six Months Ended December 31, 2018
Revenue
Revenue with customers	$518	$323	$1,061	$527
Grant revenue	—	—	—	109
Total revenue	518	323	1,061	636

Cost of revenue	787	370	1,123	514

Gross profit (loss)	(269)	(47)	(62)	122

Operating expenses
Research and development	4,897	4,474	9,967	8,836
General and administrative expenses	2,759	1,834	5,569	4,338
Total operating expenses	7,656	6,308	15,536	13,174

Loss from operations	(7,925)	(6,355)	(15,598)	(13,052)

Other (expense) income
Interest (expense) income	(1,102)	(744)	(2,096)	(1,225)
Rental income	55	70	109	137
Change in fair value of contingent real estate liability	(16)	(54)	(34)	(100)
Change in fair value of derivative liabilities	(326)	338	(670)	187
Total other (expense) income	(1,389)	(390)	(2,691)	(1,001)
Net loss	$(9,314)	$(6,745)	$(18,289)	$(14,053)

Net loss per common share - basic and diluted	$(0.30)	$(0.24)	$(0.59)	$(0.56)

Weighted average common shares outstanding - basic and diluted	31,428,233	27,853,225	30,876,709	25,045,913

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2019	30,141	$30	$93,399	$(67,474)	$25,955

Common stock issued for services	283	—	1,703	—	1,703

Common stock issued for exercise of warrants	6	—	—	—	—

Vesting of restricted shares	—	—	303	—	303

Common stock issued in payment of note interest	38	—	244	—	244

Net loss	—	—	—	(8,975)	(8,975)

Balance, September 30, 2019	30,468	$30	$95,649	$(76,450)	$19,229

	Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, September 30, 2019	30,468	$30	$95,649	$(76,450)	$19,229

Common stock issued for cash, net of issuance costs	5,520	6	32,165	—	32,170

Common stock issued for services	178	—	1,602	—	1,602

Common stock issued for exercise of warrants	68	—	—	—	—

Common stock issued for exercise of options	10	—	55	—	55

Common stock issued for equipment purchase	5	—	40	—	40

ESPP purchase	28	—	168	—	168

Common stock issued in payment of note interest	34	—	244	—	244

Repurchase and retirement of common shares	(99)	—	—	—	—

Net loss	—	—	—	(9,314)	(9,314)

Balance, December 31, 2019	36,212	$36	$129,922	$(85,764)	$44,194

	Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2018	22,203	$22	$52,074	$(38,246)	$13,850

Cumulative-effect adjustment from adoption of ASC 60	—	—	—	20	20

Common stock issued for cash, net of issuance costs	—	—	(81)	—	(81)

Common stock issued for services	112	—	1,947	—	1,947

Common stock issued for exercise of warrants	19	—	71	—	71

Vesting of restricted shares	—	—	351	—	351

Common stock issued in payment of note interest	40	—	290	—	290

Net loss	—	—	—	(7,308)	(7,308)

Balance, September 30, 2018	22,374	$22	$54,652	$(45,534)	$9,140

	Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, September 30, 2018	22,374	$22	$54,652	$(45,534)	$9,140

Common stock issued for cash, net of issuance costs	7,362	8	28,733	—	28,740

Common stock issued for services	121	—	1,044	—	1,044

Intrinsic value of beneficial conversion feature	—	—	3,951	—	3,951

Vesting of restricted shares	—	—	177	—	177

Common stock issued in payment of note interest	53	—	244	—	244

Net loss	—	—	—	(6,745)	(6,745)

Balance, December 31, 2018	29,910	$30	$88,801	$(52,279)	$36,551

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Six Months ended December 31, 2019	Six Months ended December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,289)	$(14,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,419	1,187
Common stock issued for services	3,305	3,267
Amortization of debt discount	1,490	771
Amortization of operating lease right of use asset	55	—
Change in fair value of derivative liabilities	670	(187)
Change in fair value of contingent real estate liability	34	100
Changes in operating assets and liabilities:
Accounts receivable	(841)	(98)
Inventory	—	(49)
Other current assets	415	(92)
Other assets	(125)	(125)
Accounts payable and accrued expenses	(175)	737
Lease liabilities	(51)	—
Change in other long-term liabilities	—	13
Deferred revenue	43	(28)
Net Cash Used in Operating Activities	(12,050)	(8,557)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(4,171)	(1,749)
Cash received from sale of assets held for sale	28	33
Cash paid for intangibles	(108)	(57)
Net Cash Used in Investing Activities	(4,251)	(1,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	32,277	28,659
Proceeds from stock option exercises	55	—
Proceeds from employee stock purchase plan	168	—
Proceeds from the exercise of warrants	—	71
Proceeds received from convertible note, net of issuance costs	—	8,867
Net Cash Provided by Financing Activities	32,500	37,597

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	16,199	27,267

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	30,154	14,817

Cash, Cash Equivalents and Restricted Cash - End of Period	$46,353	$42,084

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	325	—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrued interest paid in common shares	488	534
Stock compensation payable	303	—
Stock issuance costs in accounts payable and accrued expenses	107	—
ASC 606 transition adjustment	—	20
Convertible Notes – Beneficial Conversion Feature	—	3,951
Reclass from assets held for sale	(251)	—
Assets purchase using common stock	40	—
Fixed assets in accounts payable	1,128	—

See accompanying notes to the condensed consolidated financial statements

AKOUSTIS TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Akoustis Technologies, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on April 10, 2013. Effective December 15, 2016, the Company changed its state of incorporation from the State of Nevada to the State of Delaware. Through its subsidiary, Akoustis, Inc. (a Delaware corporation), the Company, headquartered in Huntersville, North Carolina, is focused on developing, designing, and manufacturing innovative radio frequency (“RF”) filter products for the wireless industry, including for products such as smartphones and tablets, cellular infrastructure equipment, WiFi Customer Premise Equipment (“CPE”), and military and defense communication applications. Located between the device’s antenna and its digital backend, the RF front-end (“RFFE”) is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. To construct the resonator devices that are the building blocks for its RF filters, the Company has developed a family of novel, high purity acoustic piezoelectric materials as well as a unique microelectromechanical system (“MEMS”) wafer process, collectively referred to as XBAW™ technology. The Company leverages its integrated device manufacturing (“IDM”) business model to develop and sell high performance RF filters using its XBAWTM technology. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RFFE.

Note 2. Liquidity

At December 31, 2019, the Company had cash and cash equivalents of $46.3 million and working capital of $44.7 million. The Company has historically incurred recurring operating losses and has experienced net cash used in operating activities of $11.9 million for the six months ended December 31, 2019 which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date.

As of January 24, 2020, the Company had $44.4 million of cash and cash equivalents. These funds will be used to fund the Company’s operations, including capital expenditures, R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. The Company expects that these funds will be sufficient to fund its operations beyond the next twelve months from the date of filing of this Form 10-Q.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the filing of this Form 10-Q. Operating results for the quarter ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020 or any future interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on September 13, 2019 (the “2019 Annual Report”).

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

Shares Outstanding

Shares outstanding include shares of restricted stock with respect to which restrictions have not lapsed. Shares of restricted stock are included in the calculation of weighted average shares outstanding. Restricted stock included in reportable shares outstanding were as follows as of December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
Shares of restricted stock included in reportable shares outstanding	144,750	357,406

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation. The reclassifications did not have an impact on net loss as previously reported.

Restricted Cash

Restricted cash at December 31, 2019 and June 30, 2019 represents a retained balance obligation included in a deposit account control agreement required by the Company’s 6.5% Convertible Senior Secured Notes due 2023 issued in May 2018. The restriction on the cash will lapse in conjunction with the extinguishment of the debt.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” with multiple amendments subsequently issued. The new guidance requires that lease arrangements be presented on the lessee’s balance sheet by recording a right-of-use asset and a lease liability equal to the present value of the related future minimum lease payments. The Company adopted the standard in the first quarter of fiscal 2020, using the modified retrospective approach which permits lessees to recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. Upon adoption, the Company recorded a right-of-use asset of $0.7 million and a lease liability of $0.7 million.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, companies are no longer required to value non-employee awards differently from employee awards. Companies value all equity classified awards on their grant date under ASC718 and forgo revaluing the award after the grant date. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. The Company adopted the standard during the first quarter of fiscal year 2020. This standard did not have a material impact on the Company’s condensed consolidated financial statements. Approximately $0.3 million of accrued expenses associated with share-based compensation was reclassified to equity.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted the standard during the first quarter of fiscal year 2020 and there was no material impact on its condensed consolidated financial statements.

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

Product Sales

Product sales revenue consists of sales of RF filters and amps which are sold with contract terms stating that title passes, and the customer takes control, at the time of shipment. Revenue is then recognized when the devices are shipped, and the performance obligation has been satisfied. If devices are sold under contract terms that specify that the customer does not take ownership until the goods are received, revenue is recognized when the customer receives the goods.

The following table summarizes the revenues of the Company’s reportable segments for the three months ended December 31, 2019 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
MEMS	$12	$—	$12
NRE - RF Filters	311	—	311
Filters/Amps	—	195	195
Total	$323	$195	$518

The following table summarizes the revenues of the Company’s reportable segments for the six months ended December 31, 2019 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
MEMS	$257	$—	$257
NRE - RF Filters	427	—	427
Filters/Amps	—	377	377
Total	$684	$377	$1,061

The following table summarizes the revenues of the Company’s reportable segments for the three months ended December 31, 2018 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
MEMS	$26	$—	$26
NRE - RF Filters	233	—	233
Filters/Amps	—	64	64
Total	$259	$64	$323

The following table summarizes the revenues of the Company’s reportable segments for the six months ended December 31, 2018 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
MEMS	$145	$—	$145
NRE - RF Filters	263	—	263
Filters/Amps	—	119	119
Total	$408	$119	$527

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

The following table summarizes the changes in the opening and closing balances of the Company’s contract asset and liability for the six months ended December 31, 2019 and 2018 (in thousands):

	Contract Assets	Contract Liabilities
Balance, June 30, 2019	$140	$5
Closing, December 31, 2019	44	48
Increase/(Decrease)	(96)	43

Balance, June 30, 2018	$7	$53
Closing, December 31, 2018	32	42
Increase/(Decrease)	25	(11)

The amount of revenue recognized in the six months ended December 31, 2019 that was included in the opening contract liability balance was $5 thousand that related to filter sales. The amount of revenue recognized in the six months ended December 31, 2018 that was included in the opening contract liability balance was $28 thousand that related to non-recurring engineering sales and $25 thousand that related to MEMS business.

Contract assets are recorded when revenue recognized exceeds the amount invoiced. The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The amount of contract assets invoiced in the six months ended December 31, 2019 that was included in the opening contract asset balance was $117 thousand which primarily related to MEMS business.

Backlog of Remaining Customer Performance Obligations

Revenue expected to be recognized and recorded as sales during this fiscal year from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) was $0.5 million at December 31, 2019.

Grant Revenue

From time to time the Company applies for grants from various government bodies (state & federal), such as the National Science Foundation (“NSF”), to support research and development. In addition, the Company is eligible for “matching awards” from state boards to provide additional funds to the Company to supplement the funds awarded under the federal grant program. The Company records grant revenue as a part of revenue from operations given that grant revenue is viewed as an ongoing function of its intended operations. The revenue from grants is not viewed as “incidental” or “peripheral” which would result in the presentation of grant revenue as “Other income”. The Company recognizes nonrefundable grant revenue when the performance obligations have been met, application has been submitted and approval is reasonably assured.

Note 5. Common Stock Equivalents

The Company had the following common stock equivalents at December 31, 2019 and 2018. These are excluded from the loss per share calculation as they are considered anti-dilutive.

	December 31, 2019	December 31, 2018
Convertible Notes	4,960,800	4,960,800
Options	2,242,665	2,087,064
Warrants	541,999	728,493
Total	7,745,464	7,776,357

Note 6. Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2019 and June 30, 2019 (in thousands):

	Estimated Useful Life	December 31, 2019	June 30, 2019
Land	n/a	$1,000	$1,000
Building	11 years	3,000	3,000
Equipment	2-10 years	19,098	13,611
Leasehold Improvements	*	949	949
Software	3 years	214	161
Furniture & Fixtures	5 years	11	11
Computer Equipment	3 years	212	203
Total		24,484	18,935
Less: Accumulated depreciation		(5,102)	(3,757)
Total		$19,382	$15,178

(*) Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $0.7 million and $0.6 million for the three months ended December 31, 2019 and 2018, respectively. The Company recorded depreciation expense of $1.4 million and $1.2 million for the six months ended December 31, 2019 and 2018, respectively.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31, 2019 and June 30, 2019 (in thousands):

	December 31, 2019	June 30, 2019
Accounts payable	$1,539	$245
Accrued salaries and benefits	855	1,552
Accrued professional fees	137	315
Accrued utilities	159	193
Accrued interest	135	135
Accrued goods received not invoiced	153	69
Other accrued expenses	502	702
Totals	$3,480	$3,211

Note 8. Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended December 31, 2019 (in thousands):

Fair Value Measurement Using Level 3 Inputs Total
Balance, June 30, 2019	$955
Change in fair value of derivative liabilities (included in other (expense) income)	670
Balance, December 31, 2019 (see footnote 9)	$1,625

The fair value of the derivative features of the convertible note at the balance sheet dates were calculated using the with-and-without method, a form of the income approach, valued with the following weighted average assumptions:

	December 31, 2019	June 30, 2019
Remaining term (years)	3.41-3.92	3.92
Expected volatility	55%	49%
Risk free interest rate	1.63%-1.65%	1.73%
Dividend yield	0.00	0.00%

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Bill with a similar term on the date of the issuance.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

Volatility: The Company estimated the expected volatility of the stock price based on a blend of the Company’s own historic volatility and the corresponding volatility of the Company’s peer group stock price for a period consistent with the convertible notes’ expected term.

Remaining term: The Company’s remaining term is based on the remaining contractual term of the convertible notes.

Note 9. Convertible Notes

The following table summarizes convertible debt as of December 31, 2019 (in thousands):

	Maturity Date	Stated Interested Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Conversion Option	Carrying Value
Long Term convertible notes payable
6.5% convertible senior secured notes	5/31/2023	6.50%	$5.00	$15,000	$(5,508)	$1,425	$10,917
6.5% convertible senior notes	11/30/2023	6.50%	$5.10	$10,000	(742)	200	9,458
Ending Balance as of December 31, 2019				$25,000	$(6,250)	$1,625	$20,375

The following table summarizes convertible debt as of June 30, 2019 (in thousands):

	Maturity Date	Stated Interested Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Conversion Option	Carrying Value
Long Term convertible notes payable
6.5% convertible senior secured notes	5/31/2023	6.50%	$5.00	$15,000	$(6,825)	$955	$9,130
6.5% convertible senior notes	11/30/2023	6.50%	$5.10	$10,000	(915)	—	9,085
Ending Balance as of June 30, 2019				$25,000	$(7,740)	$955	$18,215

Note 10. Concentrations

Vendors

Vendor concentration as a percentage of purchases for the three months ended December 31, 2019 and 2018 are as follows:

	Three Months 12/31/2019	Three Months 12/31/2018
Vendor 1	19%	—
Vendor 2	12%	—
Vendor 3	—	11%
Vendor 4	—	10%

Vendor concentration as a percentage of purchases for the six months ended December 31, 2019 and 2018 are as follows:

	Six Months 12/31/2019	Six Months 12/31/2018
Vendor 1	18%	—
Vendor 3	—	10%

Customers

Customer concentration as a percentage of revenue for the three months ended December 31, 2019 and 2018 are as follows:

	Three Months 12/31/2019	Three Months 12/31/2018
Customer 1	55%	—
Customer 2	29%	23%
Customer 3	—	35%
Customer 4	—	15%
Customer 5	—	12%

Customer concentration as a percentage of revenue (excluding grant revenue) for the six months ended December 31, 2019 and 2018 are as follows:

	Six Months 12/31/2019	Six Months 12/31/2018
Customer 1	30%	—
Customer 2	23%	21%
Customer 3	14%	19%
Customer 4	13%	—
Customer 5	10%	—
Customer 6	—	14%
Customer 7	—	21%

Note 11. Stockholders’ Equity

Underwritten Public Offering of Common Stock

During the quarter ended December 31, 2019, the Company sold a total of 5,520,000 shares of its common stock at a price to the public of $6.25 per share for aggregate gross proceeds of $34.5 million before deducting the underwriting discount and offering expenses payable by the Company of approximately $2.3 million. The Company expects to use the proceeds of the offering to fund the Company’s operations and growth of its business, including for capital expenditures, working capital, research and development, the commercialization of its technology and other general corporate purposes.

Equity Incentive Plans

During the six months ended December 31, 2019, the Company granted employees and directors options to purchase an aggregate of 189,000 shares of common stock with a weighted average grant date fair value of $4.38. The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Six Months Ended December 31, 2019
Exercise price	$ 7.55 - 8.09
Expected term (years)	4.75 – 5.00
Risk-free interest rate	1.65% – 1.74%
Volatility	66 - 67%
Dividend yield	0%
Weighted Average Grant Date Fair Value of Options granted during the period	$4.38

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

During the six months ended December 31, 2019 the Company awarded certain employees and contractors grants of an aggregate of 803,061 restricted stock units (“RSUs”) with a weighted average grant date fair value of $7.70. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest over 4 – 5 years.

Compensation expense related to our stock-based awards described above was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Research and Development	$790	$645	$1,746	$1,559
General and Administrative	812	524	1,559	1,708
Total	$1,602	$1,168	$3,305	$3,267

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in thousands):

	As of December 31, 2019
	Unrecognized stock- based compensation	Weighted- average years to be recognized
Options	$2,434	2.15
Restricted stock awards/units	$8,203	2.21

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

The components of lease expense were as follows (in thousands):

	Three Months Ended December 31, 2019	Three Months Ended December 31 2018	Six Months Ended December 31, 2019	Six Months Ended December 31, 2018
Operating Lease Expense	$46	$54	$102	$111

Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification on the Condensed Consolidated Balance Sheet	December 31, 2019
Assets
Operating lease assets	Other non-current assets	$608

Liabilities
Other current liabilities	Current liabilities	112
Operating lease liabilities	Other non-current liabilities	500

Weighted Average Remaining Lease Term:
Operating leases	4.3 Years

Weighted Average Discount Rate:
Operating leases	10.97%

The following table outlines the minimum future lease payments for the next five years and thereafter, (in thousands):

For the year ending June 30,
2020	$85
2021	174
2022	178
2023	182
2024	149
Thereafter	—
Total lease payments (Undiscounted cash flows)	768

Less imputed interest	(155)
Total	$612

Ontario County Industrial Development Authority Agreement

On February 27, 2018, the Company entered into a Lease and Project Agreement (the “Lease and Project Agreement”) and a Company Lease Agreement (the “Company Lease Agreement” and together with the Lease and Project Agreement, the “Agreements”), each dated as of February 1, 2018, with the Ontario County Industrial Development Agency, a public benefit corporation of the State of New York (the “OCIDA”). Pursuant to the Agreements, the Company leases for $1.00 annually to the OCIDA an approximately 9.995 acre parcel of land in Canandaigua, New York, together with the improvements thereon (including the Company’s New York fabrication facility), and transferred title to certain related equipment and personal property to the OCIDA (collectively, the “Facility”). The OCIDA will lease the Facility back to the Company for annual rent payments specified in the Lease and Project Agreement for the Company’s primary use as research and development, manufacturing, warehouse and professional office space in its business, and subleased, in part, by the Company to various tenants. The Company estimates substantial tax savings during the term of the Agreements, which expire on December 31, 2028. In addition, subject to the terms of the Lease and Project Agreement, certain purchases and leases of eligible items will be exempt from the imposition of sales and use taxes. Subject to the terms of the Lease and Project Agreement, the OCIDA has also granted to the Company an exemption from certain mortgage recording taxes for one or more mortgages securing an aggregate principal amount not to exceed $12.0 million, or such greater amount as approved by the OCIDA in its sole and absolute discretion. The benefits provided to the Company pursuant to the terms of the Lease and Project Agreement are subject to claw back over the life of the Agreements upon certain recapture events, including certain events of default.

Real Estate Contingent Liability

On March 23, 2017, we entered into an Asset Purchase Agreement and a Real Property Purchase Agreement (collectively, the “STC-MEMS Agreements”) with The Research Foundation for the State University of New York (“RF-SUNY”) and Fuller Road Management Corporation (“FRMC”), an affiliate of RF-SUNY (collectively, “Sellers”), respectively, to acquire certain specified assets, including STC-MEMS, a semiconductor wafer-manufacturing and MEMS operation with associated wafer-manufacturing tools, and the associated real estate and improvements located in Canandaigua, NY used in the operation of STC-MEMS (the assets and real estate and improvements referred to together herein as the “STC-MEMS Business”).

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

Maximum Penalty
Year 3, ending March 23, 2020	$480

The fair value of the contingent liability was calculated by an independent third-party appraisal firm, utilizing a present value calculation based on the probability the Company sells the property triggering the contingent penalty and a discount rate of 14.8%. The 14.8% discount rate was derived from a weighted average cost of capital, modified to include the effects of the bargain purchase price. As of December 31, 2019, and June 30, 2019, the fair value of the contingent liability was $0.5 million and $0.4 million, respectively. During the three months ended December 31, 2019 and 2018, the Company marked the contingent liability to fair value and recorded a loss of $0.02 million and $0.05 million, respectively, relating to the change in fair value. During the six months ended December 31, 2019 and 2018, the Company marked the contingent liability to fair value and recorded a loss of $0.03 million and $0.1 million, respectively, relating to the change in fair value.

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

Effective November 5, 2018, the employment by the Company of its former principal financial officer, John T. Kurtzweil (the “Former CFO”), ended, after which the Former CFO filed for an arbitration hearing pursuant to the terms of his employment agreement and filed a complaint under the whistleblower provisions of the Sarbanes-Oxley Act of 2002 with the Occupational Safety and Health Administration (“OSHA”) of the U.S. Department of Labor.  On October 28, 2019, the Company and the Former CFO entered into a Settlement Agreement that resolved all pending disputes between the parties with no admission of liability by either party. OSHA approved the Settlement Agreement and closed its investigation of the Former CEO’s whistleblower complaint on November 26, 2019. Pursuant to the Settlement Agreement, the Company paid the Former CFO an all-inclusive settlement amount of $375 thousand in cash. As part of the Settlement Agreement, all unvested restricted stock units and stock options were acknowledged as forfeited as of such date. The arbitration was closed on December 30, 2019.

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

The Company’s gross unrecognized indirect tax credits totaled $0.1 million as of December 31, 2019 and $0.1 million as of June 30, 2019 and is recorded on the Consolidated Balance Sheet as a long-term liability.

Note 13. Related Party Transactions

Consulting Services

Total stock-based compensation expense related to stock-based awards granted in prior years for consulting services provided by a firm owned by one of the Co-Chairmen of the Company’s board of directors was $10 thousand and $(2) thousand for the three months ended December 31, 2019 and 2018, respectively, and $24 thousand and $14 thousand for the six months ended December 31, 2019 and 2018, respectively.

Equipment Purchase

On October 11, 2019, the Company issued 2,500 shares of common stock to the brother of the Company’s Chief Executive Officer in exchange for equipment with a fair market value of $20,000.

Note 14. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company operates in two segments, Foundry Fabrication Services which consists of engineering review services and STC-MEMS foundry services, and RF Product, which consists of amplifier and filter product sales, and grant revenue. The Company records all general and administrative costs in the RF Product segment.

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three and six months ended December 31, 2019 and 2018 are as follows (in thousands):

	Foundry/ Fabrication Services	RF Product	Total

Three months ended December 31, 2019
Revenue with customers	$323	$195	$518
Total Revenue	323	195	518
Cost of revenue	270	517	787
Gross margin	53	(322)	(269)
Research and development	—	4,897	4,897
General and administrative	—	2,759	2,759
Income (Loss) from Operations	$53	(7,978)	(7,925)

Three months ended December 31, 2018
Revenue with customers	$260	$64	$323
Total Revenue	260	64	323
Cost of revenue	357	14	370
Gross margin	(97)	50	(47)
Research and development	—	4,474	4,474
General and administrative	—	1,834	1,834
Income (Loss) from Operations	$(97)	$(6,258)	(6,355)

Six months ended December 31, 2019
Revenue with customers	$684	$377	$1,061
Total Revenue	684	377	1,061
Cost of revenue	407	716	1,123
Gross margin	277	(339)	(62)
Research and development	—	9,967	9,967
General and administrative	—	5,569	5,569
Income (Loss) from Operations	$277	(15,875)	(15,598)

Six months ended December 31, 2018
Revenue with customers	$408	$119	$527
Grant revenue	—	109	109
Total Revenue	408	228	636
Cost of revenue	489	24	514
Gross margin	(81)	204	122
Research and development	—	8,836	8,836
General and administrative	—	4,338	4,338
Income (Loss) from Operations	$(81)	$(12,970)	(13,052)

As of December 31, 2019
Accounts receivable	$337	$789	$1,126
Property and equipment, net	—	$19,382	$19,382

As of June 30, 2019
Accounts receivable	$150	$135	$285
Property and equipment, net	$54	$15,124	$15,178

Note 15. Subsequent Events

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Akoustis® is an emerging commercial company focused on developing, designing, and manufacturing innovative RF filter products for the wireless industry, including for products such as smartphones and tablets, network infrastructure equipment, WiFi Customer Premise Equipment (“CPE”) and defense applications. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RF front-end (“RFFE”). Located between the device’s antenna and its digital backend, the “RFFE” is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. We have developed a proprietary microelectromechanical system (“MEMS”) based bulk acoustic wave (“BAW”) technology and a unique manufacturing process flow, called “XBAW”, for our filters produced for use in RFFE modules. Our XBAWTM filters incorporate optimized high purity piezoelectric materials for high power, high frequency and wide bandwidth operation.

We believe owning the core resonator device technology, manufacturing facility and intellectual property (“IP”) to produce our RF filter designs is the most direct and efficient means of delivering our solutions to the market. Furthermore, our technology is based upon bulk-mode acoustic resonance, which we believe is superior to surface-mode resonance for high-band applications that include 4G/LTE, 5G, WiFi, and defense applications. Although some of our target customers utilize or make the RFFE module, they may lack access to critical ultra-high-band (UHB) filter technology needed to compete in high frequency applications. We seek to design, manufacture, and market our RF filter products to mobile phone original equipment manufacturers (“OEMs”), defense OEMs, network infrastructure OEMs, and WiFi CPE OEM’s to enable broader competition among the front-end module manufacturers. We operate as a “pure-play” RF filter supplier and align with the front-end module manufacturers who seek to acquire high performance filters to expand their module business.

We currently build high performance RF filter circuits, using our first generation XBAWTM wafer process, in our 120,000-square foot wafer-manufacturing facility located in Canandaigua, New York, which we acquired in June 2017. As of January 17, 2020, our intellectual property (IP) portfolio included 29 patents, including a blocking patent that we have licensed from Cornell University. Additionally, as of January 17, 2020, we have 54 pending patent applications. These patents cover our XBAWTM RF filter technology from raw materials through the system architectures. Where possible, we leverage both federal and state level R&D grants to support development and commercialization of our technology.

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

We have earned minimal revenue from operations since inception, and we have funded our operations primarily with development contracts, RF filter and production orders, government grants, MEMS foundry and engineering services, and sales of debt and equity securities. We have incurred losses totaling approximately $85.8 million from inception through December 31, 2019. These losses are primarily the result of material and processing costs associated with developing and commercializing our technology, as well as personnel costs, professional fees (primarily accounting and legal), and other general and administrative (“G&A”) expenses. We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid-state device technology development and engineering of catalog and custom filter design solutions.

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

As of January 24, 2020, the Company had $44.4 million of cash and cash equivalents to fund our operations, including capital expenditures, R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. Our anticipated expenses include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities (including travel and administration), costs associated with the integration and operation of our New York wafer fabrication facility and related operations, legal expenses, sales and marketing costs, G&A expenses, and other costs associated with an early stage, public technology company. We anticipate increasing the number of employees; however, this is highly dependent on the nature of our development efforts, and our success in commercialization. We anticipate adding employees for R&D in both our New York and North Carolina facilities, as well as G&A functions, to support our efforts. We expect capital expenditures to be between $8 million and $10 million for the purchase of equipment and software during the next 12 months.

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

Recent Developments

On November 19, 2019 Akoustis shipped 60,000 5.6 GHz filters to an existing distributor partner. In early December 2019, the Company received its first 5G network infrastructure filter order for small cell base stations.

On December 16, 2019 the Company shipped two new XBAW filters to its 5G mobile customer, bringing the total number of mobile filters shipped to the customer to three. In December 2019, Akoustis also shipped the first sample of its wafer level package (WLP), with the small form factor designed to penetrate the mobile device market.

At the end of December 2019, Akoustis shipped five new S-band filters in the 2-4 GHz range to a defense customer for phased array radar applications. The Company also shipped its tandem 5.2/5.6 GHz WiFi filter solutions to a tier-1 OEM and received a second 5G massive MIMO network infrastructure development order from a tier-1 customer.

Underwritten Public Offering of Common Stock

During the quarter ended December 31, 2019, the Company sold a total of 5,520,000 shares of its common stock at a price to the public of $6.25 per share for aggregate gross proceeds of $34.5 million before deducting the underwriting discount and offering expenses payable by the Company of approximately $2.3 million. The Company expects to use the proceeds of the offering to fund the Company’s operations and growth of its business, including for capital expenditures, working capital, research and development, the commercialization of its technology and other general corporate purposes.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2019 Annual Report.

Results of Operations

Three Months Ended December 31, 2019 and 2018

Revenue

The Company recorded revenue of $0.5 million during the three months ended December 31, 2019 as compared to $0.3 million for the three months ended December 31, 2018. Revenue recorded during the three months ended December 31, 2019 included $0.2 million of RF filter and amplifier sales and $0.3 million of non-recurring engineering services. The RF filters sales were primarily sales of infrastructure filters as well as WiFi filters. Revenue for the three months ended December 31, 2018 consisted of $0.2 million of non-recurring engineering services and $0.1 million of RF filter and amplifier sales.

Cost of Revenue

The Company recorded cost of revenue of $0.8 million in the three months ended December 31, 2019 and $0.4 million in the three months ended December 31, 2018, which included direct labor, direct materials and facility costs. The increase in cost of sales was primarily related to sales of infrastructure and WiFi filters.

Research and Development Expenses

R&D expenses were $4.9 million for the three months ended December 31, 2019 and were $0.4 million, or 9%, higher than the prior year amount for the same period of $4.5 million. The period-over-period increase was primarily in the areas of R&D personnel costs. Personnel costs, including stock-based compensation, were $2.7 million compared to $2.4 million in the prior year period, an increase of $0.3 million or 15%. The higher personnel cost was due to additional R&D headcount at both the Huntersville, NC location and the Company’s Canandaigua NY wafer-manufacturing facility (the “NY Facility”) as well as an increase in stock-based compensation.

General and Administrative Expense

General and administrative (“G&A”) expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the three months ended December 31, 2019 were $2.8 million, which is an increase of $1.0 million compared to the three months ended December 31, 2018. Year over year changes within G&A expenses include an increase in employee compensation including stock based compensation of $0.6 million as well as an increase in professional fees of $0.3 million.

Other (Expense)/Income

Other expenses for the three months ended December 31, 2019 were $1.4 million, which included debt discount amortization of $0.8 million, interest expense, net of $0.3 million, and a change in fair value of our derivative liability of $0.3 million. Other expenses for the three months ended December 31, 2018 were $0.4 million, consisting of interest expense of $0.3 million and $0.5 million of debt discount amortization offset by a $0.3 million reduction of our derivative liability and interest income of $0.1 million.

Net Loss

The Company recorded a net loss of $9.3 million for the three months ended December 31, 2019, compared to a net loss of $6.7 million for the three months ended December 31, 2018. The period-over-period incremental loss of $2.6 million, or 38%, was primarily driven by an increase in other expenses of $1.0 million, increases in R&D related compensation of $0.4 million and increases in general expenses, including professional fees and compensation of $0.9 million.

Six Months Ended December 31, 2019 and 2018

Revenue

The Company recorded revenue of $1.1 million during the six months ended December 31, 2019 as compared to $0.6 million for the six months ended December 31, 2018. Revenue recorded during the six months ended December 31, 2019 included $0.4 million of RF filter and amplifier sales, $0.3 million of foundry services, and $0.4 million of revenue for non-recurring engineering services. The revenue for the six months ended December 31, 2018 consisted of $0.3 million of revenue for non-recurring engineering services, $0.1 million of revenue for foundry services, $0.1 million of grant revenue and $0.1 million of RF filter and amplifier sales.

Cost of Revenue

The Company recorded cost of revenue of $1.1 million in the six months ended December 31, 2019 and $0.5 million in the six months ended December 31, 2018, which included direct labor, direct materials and facility costs. The increase in cost of sales was primarily related to sales of infrastructure and WiFi filters.

Research and Development Expenses

R&D expenses were $10.0 million for the six months ended December 31, 2019 and were $1.2 million, or 14%, higher than the prior year amount for the same period of $8.8 million. The period-over-period increase was primarily in the areas of R&D personnel costs and R&D equipment depreciation. Personnel costs, including stock-based compensation, were $5.8 million compared to $5.1 million in the prior year period, an increase of $0.7 million or 14%. The higher personnel cost was due to additional R&D headcount at both the Huntersville, NC location and the NY Facility. Depreciation expense was $0.2 million higher than the prior year at $1.4 million.

General and Administrative Expense

General and administrative (“G&A”) expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the six months ended December 31, 2019 were $5.6 million, which is an increase of $1.2 million compared to the six months ended December 31, 2018. Year over year changes within G&A expenses include an increase in employee compensation including stock compensation, of $0.5 million, an increase in professional fees of $0.5 million and an increase in other administrative expenses of $0.2 million.

Other (Expense)/Income

Other expenses for the six months ended December 31, 2019 were $2.7 million, which included debt discount amortization of $1.5 million, interest expense of $0.8 million, and a change in fair value of our derivative liability of $0.7 million. These expenses were partially offset by interest income of $0.2 million. Other expenses for the six months ended December 31, 2018 were $1.0 million, consisting of $0.8 million of debt discount amortization and interest expense of $0.6 million. These were partially offset by interest income of $0.1 million and a reduction to our derivative liability of $0.2 million.

Net Loss

The Company recorded a net loss of $18.3 million for the six months ended December 31, 2019, compared to a net loss of $14.1 million for the six months ended December 31, 2018. The period-over-period incremental loss of $4.2 million, or 30%, was primarily driven by an increase in other expenses of $1.7 million, increases in R&D related expenses of $1.1 million and increases in general expenses, including professional fees and compensation of $1.2 million.

Liquidity and Capital Resources

Financing Activities

The Company had $46.4 million of cash and cash equivalents on hand as of December 31, 2019, which reflects an increase of $16.2 million compared to $30.2 million as of June 30, 2019. The $16.2 million increase is primarily due to $32.3 million in net cash proceeds from issuance of common stock from the recent equity raise. The Company used $11.9 million for operating activities and $4.1 million in capital expenditures for the six months ended December 31, 2019. The Company estimates that cash on hand will fund its operations, including current capital expense commitments beyond the next twelve months from the date of filing of this Form 10-Q.

Balance Sheet and Working Capital

December 31, 2019 compared to June 30, 2019

As of December 31, 2019, the Company had current assets of $48.3 million made up primarily of total cash on hand of $46.3 million. As of June 30, 2019, current assets were $31.7 million comprised primarily of total cash on hand of $30.2 million.

Property, Plant and Equipment was $19.4 million as of December 31, 2019 as compared to a balance of $15.2 million as of June 30, 2019. The approximate $4.2 million increase is primarily due to the purchase of R&D and manufacturing equipment of $5.6 million, offset by depreciation of $1.4 million.

Total assets as of December 31, 2019 and June 30, 2019 were $69.3 million and $47.9 million, respectively.

Current liabilities as of December 31, 2019 and June 30, 2019 were $3.6 million and $3.2 million, respectively.

Long-term liabilities totaled $21.5 million as of December 31, 2019, compared to $18.8 million as of June 30, 2019. The increase of $2.7 million was due to the increase in convertible notes, net of debt discount and issuance costs as well as the establishment of a right of use liability upon adoption of ASC 842 which totaled $0.6 million.

Stockholders’ equity was $44.2 million as of December 31, 2019, compared to $26.0 million as of June 30, 2019, an increase of $18.2 million, or 70%. This increase was primarily due to common stock issued for cash, net of issuance costs of $32.2 million, common stock issued for services of $3.3 million, vesting of restricted shares of $0.3 million, employee stock purchases of $0.2 million and common stock issued for payment of note interest of $0.5 million. These were offset by the net loss for the six months ended December 31, 2019 of $18.3 million.

Cash Flow Analysis

Operating activities used cash of $12.0 million during the six months ended December 31, 2019 and $8.6 million during the 2018 comparative period. The $3.4 million period-over-period increase in cash used was attributable to higher operating expenses associated with the ramp up of development and commercialization activities (primarily R&D personnel and material costs).

Investing activities used cash of $4.3 million for the six months ended December 31, 2019 compared to $1.8 million for the comparative period ended December 31, 2018. The $2.5 million period-over-period increase was primarily due to increased spend on R&D equipment.

Cash provided by financing activities was $32.5 million for the six months ended December 31, 2019 compared to $37.6 million for the comparative period ended December 31, 2018 due a reduction in cash received from equity and convertible note issuances in the comparative period.

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

We conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer (our principal executive officer and principal financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to the material weaknesses described below with respect to our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our annual report on Form 10K for the fiscal year ended June 30, 2019, we identified the following material weaknesses in the Company’s internal controls over financial reporting:

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

Remediation Plan

IT General Controls: During the first quarter of fiscal year 2020, key mitigating controls were designed and implemented to mitigate risks in the absence of full year coverage of SSAE-18 (SOC1) reports. These controls will be tested for design and operating effectiveness during fiscal year 2020.

Non-Routine Transaction Review: During the first quarter of fiscal year 2020, controls were designed and implemented to mitigate risks related to review of all non-routing, material transactions specifically around revenue, share-based compensation, research and development expense and debt. These controls will be tested for design and operating effectiveness during fiscal year 2020.

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

Effective November 5, 2018, the employment by the Company of its former principal financial officer, John T. Kurtzweil (the “Former CFO”), ended, after which the Former CFO filed for an arbitration hearing pursuant to the terms of his employment agreement and filed a complaint under the whistleblower provisions of the Sarbanes-Oxley Act of 2002 with the Occupational Safety and Health Administration (“OSHA”) of the U.S. Department of Labor.  On October 28, 2019, the Company and the Former CFO entered into a Settlement Agreement that resolved all pending disputes between the parties with no admission of liability by either party. OSHA approved the Settlement Agreement and closed its investigation of the Former CEO’s whistleblower complaint on November 26, 2019. Pursuant to the Settlement Agreement, the Company paid the Former CFO an all-inclusive settlement amount of $375 thousand in cash. As part of the Settlement Agreement, all unvested restricted stock units and stock options were acknowledged as forfeited as of such date. The arbitration was closed on December 30, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On October 11, 2019, the Company issued 2,500 shares of common stock to the brother of the Company’s Chief Executive Officer in exchange for equipment with a fair market value of $20,000. The shares were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.

Other than the issuance described above and any sales previously reported in the Company’s Current Reports on Form 8-K, the Company did not sell any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits in the Exhibit Index below are filed or furnished, as applicable, as part of this report.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Conversion of the Company, as filed with the Nevada Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.2	Certificate of Conversion of the Company, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.3	Certificate of Incorporation, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 4, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2019)

10.1†	Purchase Order and Agreement of Sale, dated October 25, 2019, by and between the Company and EV Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2019)

10.2††	Amendment to 2018 Stock Incentive Plan (incorporated by reference to Appendix B of the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, filed September 24, 2019)

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101*	Interactive Data Files of Financial Statements and Notes

101.INS*	Instant Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith

†	Confidential portions of this exhibit have been omitted

††	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 31, 2020	Akoustis Technologies, Inc.

	By:	/s/ Kenneth E. Boller
Kenneth E. Boller
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)