Form 10-Q
period 2020-03-31
Akoustis Technologies, Inc.
filed 2020-05-01
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-38029

AKOUSTIS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1229046
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9805 Northcross Center Court, Suite A
Huntersville, NC	28078
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number, including area code:  1-704 - 997-5735

Securities registered under Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.001 par value	AKTS	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

As of April 24, 2020, there were 36,389,000 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

AKOUSTIS TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Akoustis Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31,	June 30,
	2020	2019

Assets

Assets:
Cash and cash equivalents	$39,577	$30,054
Accounts receivable	692	285
Inventory	76	94
Other current assets	812	1,289
Total current assets	41,157	31,722

Property and equipment, net	19,942	15,178

Intangibles, net	494	388

Assets held for sale, net	21	300

Operating lease right-of-use asset, net	751	—
Restricted cash	100	100
Other assets	449	261
Total Assets	$62,914	$47,949

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$3,393	$3,211
Deferred revenue	—	5
Contingent real estate liability	—	446
Operating lease liability-current	223	—
Total current liabilities	3,616	3,662

Long-term Liabilities:
Convertible notes payable, net	20,152	18,215
Operating lease liability - non current	534	—
Other long-term liabilities	117	117
Total long-term liabilities	20,803	18,332

Total Liabilities	24,419	21,994

Stockholders’ Equity
Preferred Stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,351,976 and 30,140,955 shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	36	30
Additional paid in capital	131,997	93,399
Accumulated deficit	(93,538)	(67,474)
Total Stockholders’ Equity	38,495	25,955
Total Liabilities and Stockholders’ Equity	$62,914	$47,949

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019	For the Nine Months Ended March 31, 2020	For the Nine Months Ended March 31, 2019
Revenue
Revenue with customers	$363	$237	$1,424	$764
Grant revenue	—	—	—	109
Total revenue	363	237	1,424	873

Cost of revenue	217	299	1,340	813

Gross profit (loss)	146	(62)	84	60

Operating expenses
Research and development	5,769	5,505	15,736	14,340
General and administrative expenses	2,589	2,503	8,158	6,841
Total operating expenses	8,358	8,008	23,894	21,181

Loss from operations	(8,212)	(8,070)	(23,810)	(21,121)

Other (expense) income
Interest (expense) income	(1,162)	(781)	(3,259)	(2,006)
Rental income	54	70	164	207
Change in fair value of contingent real estate liability	480	905	446	805
Change in fair value of derivative liabilities	1,066	(1,558)	396	(1,372)
Total other (expense) income	438	(1,364)	(2,253)	(2,366)
Net loss	$(7,774)	$(9,434)	$(26,063)	$(23,487)

Net loss per common share - basic and diluted	$(0.21)	$(0.31)	$(0.80)	$(0.88)

Weighted average common shares outstanding - basic and diluted	36,263,779	29,959,908	32,659,339	26,659,999

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	For the Nine Months Ended March 31, 2020
	Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2019	30,141	$30	$93,399	$(67,475)	$25,954

Common stock issued for services	283	—	1,703	—	1,703
Common stock issued for exercise of warrants	6	—	—	—	—
Vesting of restricted shares	—	—	303	—	303
Common stock issued in payment of note interest	38	—	244	—	244
Net loss	—	—	—	(8,975)	(8,975)
Balance, September 30, 2019	30,468	$30	$95,649	$(76,450)	$19,229

Common stock issued for cash, net of issuance costs	5,520	6	32,164	—	32,170
Common stock issued for services	178	—	1,602	—	1,602
Common stock issued for exercise of warrants	68	—	—	—	—
Common stock issued for exercise of options	10	—	55	—	55
Common stock issued for equipment purchase	5	—	40	—	40
ESPP purchase	28	—	168	—	168
Common stock issued in payment of note interest	34	—	244	—	244
Repurchase and retirement of common shares	(99)	—	—	—	—
Net loss	—	—	—	(9,314)	(9,314)
Balance, December 31, 2019	36,212	$36	$129,922	$(85,764)	$44,194

Common stock issued for cash, net of issuance costs	—	—	19	—	19
Common stock issued for services	105	—	1,803	—	1,803
Common stock issued for exercise of options	2	—	9	—	9
Common stock issued in payment of note interest	34	—	244	—	244
Repurchase and retirement of common shares	(1)	—	—	—	—
Net loss	—	—	—	(7,774)	(7,774)
Balance, March 31, 2020	36,352	$36	$131,997	$(93,538)	$38,495

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity - Continued

(In thousands)

(Unaudited)

	For the Nine Months Ended March 31, 2019
	Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2018	22,203	$22	$52,074	$(38,246)	$13,850
Cumulative-effect adjustment from adoption of ASC 60	—	—	—	20	20
Common stock issued for cash, net of issuance costs	—	—	(81)	—	(81)
Common stock issued for services	112	—	1,947	—	1,947
Common stock issued for exercise of warrants	19	—	71	—	71
Vesting of restricted shares	—	—	351	—	351
Common stock issued in payment of note interest	40	—	290	—	290
Net loss	—	—	—	(7,308)	(7,308)
Balance, September 30, 2018	22,374	$22	$54,652	$(45,534)	$9,140

Common stock issued for cash, net of issuance costs	7,362	8	28,733	—	28,741
Common stock issued for services	121	—	1,044	—	1,044
Intrinsic value of beneficial conversion feature	—	—	3,951	—	3,951
Vesting of restricted shares	—	—	177	—	177
Common stock issued in payment of note interest	53	—	244	—	244
Net loss	—	—	—	(6,745)	(6,745)
Balance, December 31, 2018	29,910	$30	$88,801	$(52,279)	$36,552

Common stock issued for cash, net of issuance costs	1	—	—	—	—
Common stock issued for services	46	—	2,125	—	2,125
Common stock issued for exercise of warrants	16	—	—	—	—
Common stock issued for exercise of options	19	—	133	—	133
Vesting of restricted shares	—	—	80	—	80
Repurchase of common shares	(21)	—	—	—	—
Common stock issued in payment of note interest	37	—	244	—	244
Net loss	—	—	—	(9,434)	(9,434)
Balance, March 31, 2019	30,008	$30	$91,383	$(61,713)	$29,700

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Nine Months ended March 31, 2020	Nine Months ended March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,063)	$(23,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,194	1,815
Common stock issued for services	5,108	5,522
Amortization of debt discount	2,333	1,347
Change in fair value of derivative liabilities	(396)	1,372
Amortization of operating lease right of use asset	91	—
Loss on disposal of fixed assets	—	(38)
Non cash interest payment	731	777
Change in fair value of contingent real estate liability	(446)	(805)
Changes in operating assets and liabilities:
Accounts receivable	(407)	55
Inventory	18	(92)
Other current assets	477	(60)
Other assets	(188)	(188)
Accounts payable and accrued expenses	195	410
Lease liabilities	(85)	—
Change in other long-term liabilities	—	19
Deferred revenue	(5)	(66)
Net Cash Used in Operating Activities	(16,443)	(13,419)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(6,340)	(4,436)
Cash received from sale of assets held for sale	28	33
Cash paid for intangibles	(143)	(92)
Net Cash Used in Investing Activities	(6,455)	(4,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	32,189	28,659
Proceeds from stock option exercises	64	133
Proceeds from employee stock purchase plan	168	—
Proceeds from the exercise of warrants	—	71
Proceeds received from convertible note, net of issuance costs	—	8,867
Net Cash Provided by Financing Activities	32,421	37,730

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	9,523	19,816

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	30,154	14,817

Cash, Cash Equivalents and Restricted Cash - End of Period	$39,677	$34,633

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	488	256

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrued interest paid in common shares	731	777
Stock compensation payable	303	203
ASC 606 transition adjustment	—	20
Convertible Notes – Beneficial Conversion Feature	—	3,951
Reclass from assets held for sale	(251)	—
Assets purchase using common stock	40	—
Fixed assets in accounts payable	290	—

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

Note 2. Liquidity

At March 31, 2020, the Company had cash and cash equivalents of $39.6 million and working capital of $37.5 million. The Company has historically incurred recurring operating losses and has experienced net cash used in operating activities of $16.4 million for the nine months ended March 31, 2020 which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date.

As of April 24, 2020, the Company had $38.4 million of cash and cash equivalents, which the Company expects to be sufficient to fund its operations beyond the next twelve months from the date of filing of this Form 10-Q. These funds will be used to fund the Company’s operations, including capital expenditures, R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. The Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional financing in a timely fashion and on acceptable terms, its financial condition and results of operations may be materially adversely affected and it may not be able to continue operations or execute its stated commercialization plan.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the filing of this Form 10-Q. Operating results for the quarter ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020 or any future interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on September 13, 2019 (the “2019 Annual Report”).

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

Shares Outstanding

Shares outstanding include shares of restricted stock with respect to which restrictions have not lapsed. Shares of restricted stock are included in the calculation of weighted average shares outstanding. Restricted stock included in reportable shares outstanding were as follows as of March 31, 2020 and 2019.

	March 31, 2020	March 31, 2019
Shares of restricted stock included in reportable shares outstanding	116,250	311,328

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation. The reclassifications did not have an impact on net loss as previously reported.

Restricted Cash

Restricted cash at March 31, 2020 and June 30, 2019 represents a retained balance obligation included in a deposit account control agreement required by the Company’s 6.5% Convertible Senior Secured Notes due 2023 issued in May 2018. The restriction on the cash will lapse in conjunction with the extinguishment of the debt.

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

Product Sales

Product sales revenue consists of sales of RF filters and amps, which are sold with contract terms stating that title passes, and the customer takes control, at the time of shipment. Revenue is then recognized when the devices are shipped, and the performance obligation has been satisfied. If devices are sold under contract terms that specify that the customer does not take ownership until the goods are received, revenue is recognized when the customer receives the goods.

The following table summarizes the revenues of the Company’s reportable segments for the three months ended March 31, 2020 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
MEMS	$8	$—	$8
NRE - RF Filters	224	—	224
Filters/Amps	—	131	131
Total	$232	$131	$363

The following table summarizes the revenues of the Company’s reportable segments for the nine months ended March 31, 2020 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
MEMS	$265	$—	$265
NRE - RF Filters	652	—	652
Filters/Amps	—	507	507
Total	$917	$507	$1,424

The following table summarizes the revenues of the Company’s reportable segments for the three months ended March 31, 2019 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
MEMS	$30	$—	$30
NRE - RF Filters	129	—	129
Filters/Amps	—	78	78
Total	$159	$78	$237

The following table summarizes the revenues of the Company’s reportable segments for the nine months ended March 31, 2019 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
MEMS	$175	$—	$175
NRE - RF Filters	392	—	392
Filters/Amps	—	197	197
Total	$567	$197	$764

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

The following table summarizes the changes in the opening and closing balances of the Company’s contract asset and liability for the nine months ended March 31, 2020 and 2019 (in thousands):

	Contract Assets	Contract Liabilities
Balance, June 30, 2019	$140	$5
Closing, March 31, 2020	96	—
Increase/(Decrease)	(44)	(5)

Balance, June 30, 2018	$7	$53
Closing, March 31, 2019	57	4
Increase/(Decrease)	50	(49)

The amount of revenue recognized in the nine months ended March 31, 2020 that was included in the opening contract liability balance was $5 thousand, which related to filter sales. The amount of revenue recognized in the nine months ended March 31, 2019 that was included in the opening contract liability balance consisted of $28 thousand that related to non-recurring engineering sales and $25 thousand that related to MEMS business.

Contract assets are recorded when revenue recognized exceeds the amount invoiced. The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The amount of contract assets invoiced in the nine months ended March 31, 2020 that was included in the opening contract asset balance was $140 thousand, which primarily related to MEMS business.

Backlog of Remaining Customer Performance Obligations

Revenue expected to be recognized and recorded as sales during this fiscal year from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) was $0.3 million at March 31, 2020 and was $0.2 million at March 31, 2019.

Grant Revenue

From time to time the Company applies for grants from various government bodies (state & federal), such as the National Science Foundation (“NSF”) or the Department of Defense (DoD), to support research and development. In addition, the Company is eligible for “matching awards” from state boards to provide additional funds to the Company to supplement the funds awarded under the federal grant program. The Company records grant revenue as a part of revenue from operations given that grant revenue is viewed as an ongoing function of its intended operations. The revenue from grants is not viewed as “incidental” or “peripheral” which would result in the presentation of grant revenue as “Other income”. The Company recognizes non-refundable grant revenue when the performance obligations have been met, application has been submitted and approval is reasonably assured.

Note 5. Common Stock Equivalents

The Company had the following common stock equivalents at March 31, 2020 and 2019. These are excluded from the loss per share calculation as they are considered anti-dilutive.

	March 31, 2020	March 31, 2019
Convertible Notes	4,960,800	4,960,800
Options	2,265,165	2,177,314
Warrants	541,999	708,651
Total	7,767,964	7,846,765

Note 6. Property and Equipment, net

Property and equipment, net consisted of the following as of March 31, 2020 and June 30, 2019 (in thousands):

	Estimated Useful Life	March 31, 2020	June 30, 2019
Land	n/a	$1,000	$1,000
Building	11 years	3,000	3,000
Equipment	2-10 years	20,381	13,611
Leasehold Improvements	*	949	949
Software	3 years	214	161
Furniture & Fixtures	5 years	11	11
Computer Equipment	3 years	260	203
Total		25,815	18,935
Less: Accumulated depreciation		(5,873)	(3,757)
Total		$19,942	$15,178

(*) Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $0.7 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively. The Company recorded depreciation expense of $2.2 million and $1.8 million for the nine months ended March 31, 2020 and 2019, respectively.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at March 31, 2020 and June 30, 2019 (in thousands):

	March 31, 2020	June 30, 2019
Accounts payable	$607	$245
Accrued salaries and benefits	1,619	1,552
Accrued professional fees	140	315
Accrued utilities	117	193
Accrued interest	135	135
Accrued goods received not invoiced	127	69
Other accrued expenses	648	702
Totals	$3,393	$3,211

Note 8. Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended March 31, 2020 (in thousands):

Fair Value Measurement Using Level 3 Inputs Total
Balance, June 30, 2019	$955
Change in fair value of derivative liabilities (included in other (expense) income)	(396)
Balance, March 31, 2020 (see footnote 9)	$559

The fair value of the derivative features of the convertible note at the balance sheet dates were calculated using the with-and-without method, a form of the income approach, valued with the following weighted average assumptions:

	March 31, 2020	June 30, 2019
Remaining term (years)	3.16-3.67	3.92
Expected volatility	60%	49%
Risk free interest rate	0.30%-0.32%	1.73%
Dividend yield	0.00	0.00%

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

Remaining term: The Company’s remaining term is based on the remaining contractual term of the convertible notes.

Note 9. Convertible Notes

The following table summarizes convertible debt as of March 31, 2020 (in thousands):

	Maturity Date	Stated Interested Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Conversion Option	Carrying Value
Long Term convertible notes payable
6.5% convertible senior secured notes	5/31/2023	6.50%	$5.00	$15,000	$(4,753)	$439	$10,686
6.5% convertible senior notes	11/30/2023	6.50%	$5.10	10,000	(654)	120	9,466
Ending Balance as of March 31, 2020				$25,000	$(5,407)	$559	$20,152

The following table summarizes convertible debt as of June 30, 2019 (in thousands):

	Maturity Date	Stated Interested Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Conversion Option	Carrying Value
Long Term convertible notes payable
6.5% convertible senior secured notes	5/31/2023	6.50%	$5.00	$15,000	$(6,825)	$955	$9,130
6.5% convertible senior notes	11/30/2023	6.50%	$5.10	10,000	(915)	—	9,085
Ending Balance as of June 30, 2019				$25,000	$(7,740)	$955	$18,215

Note 10. Concentrations

Vendors

Vendor concentration as a percentage of purchases for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended 03/31/2020	Three Months Ended 03/31/2019
Vendor 1	—	21%

Vendor concentration as a percentage of purchases for the nine months ended March 31, 2020 and 2019 are as follows:

	Nine Months Ended 03/31/2020	Nine Months Ended 03/31/2019
Vendor 1	13%	—

Customers

Customer concentration as a percentage of revenue for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended 03/31/2020	Three Months Ended 03/31/2019
Customer 1	38%	28%
Customer 2	33%	—
Customer 3	12%	—
Customer 4	11%	—
Customer 5	—	21%
Customer 6	—	23%

Customer concentration as a percentage of revenue (excluding grant revenue) for the nine months ended March 31, 2020 and 2019 are as follows:

	Nine Months Ended 03/31/2020	Nine Months Ended 03/31/2019
Customer 1	20%	22%
Customer 2	11%	—
Customer 3	13%	—
Customer 4	17%	12%
Customer 5	22%	—
Customer 6	—	14%
Customer 7	—	11%

Note 11. Stockholders’ Equity

Underwritten Public Offering of Common Stock

During the nine months ended March 31, 2020, the Company sold a total of 5,520,000 shares of its common stock at a price to the public of $6.25 per share for aggregate gross proceeds of $34.5 million before deducting the underwriting discount and offering expenses payable by the Company of approximately $2.3 million. The Company expects to use the proceeds of the offering to fund the Company’s operations and growth of its business, including for capital expenditures, working capital, research and development, the commercialization of its technology and other general corporate purposes.

Equity Incentive Plans

During the nine months ended March 31, 2020, the Company granted employees and directors options to purchase an aggregate of 222,500 shares of common stock with a weighted average grant date fair value of $4.26. The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Nine Months Ended March 31, 2020
Exercise price	$ 4.71 - 8.09
Expected term (years)	4.75 – 5.00
Risk-free interest rate	0.64% – 1.74%
Volatility	65 - 67%
Dividend yield	0%
Weighted Average Grant Date Fair Value of Options granted during the period	$4.26

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

During the nine months ended March 31, 2020 the Company awarded certain employees and contractors grants of an aggregate of 872,061 restricted stock units (“RSUs”) with a weighted average grant date fair value of $7.65. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest over 4 – 5 years.

Compensation expense related to our stock-based awards described above was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Research and Development	$929	$1,468	$2,675	$3,027
General and Administrative	874	787	2,433	2,495
Total	$1,803	$2,255	$5,108	$5,522

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in thousands):

	As of March 31, 2020
	Unrecognized stock- based compensation	Weighted- average years to be recognized
Options	$2,147	2.06
Restricted stock awards/units	$7,203	2.09

Note 12. Commitments and Contingencies

Leases

The Company leases office space and office equipment in Huntersville, NC as well as equipment in Canandaigua, NY. On January 7, 2020, the Company entered into an amended lease agreement with the current lessor in order to extend the lease term and increase office space at our Huntersville, NC corporate office. The amended lease expands our space to 22,000 square feet and extends the term to February 2023. This resulted in a remeasurement of the previous right of use liability which resulted in an increase of approximately $0.2 million.

Following adoption of ASC 842, lease expense excludes capital area maintenance and property taxes.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31 2019	Nine Months Ended March 31, 2020	Nine Months Ended March 31, 2019
Operating Lease Expense	$55	$51	$144	$161

Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification on the Condensed Consolidated Balance Sheet	March 31, 2020
Assets
Operating lease assets	Other non-current assets	$751

Liabilities
Other current liabilities	Current liabilities	223
Operating lease liabilities	Other non-current liabilities	534

Weighted Average Remaining Lease Term:
Operating leases	2.9 Years

Weighted Average Discount Rate:
Operating leases	12.47%

The following table outlines the minimum future lease payments for the next five years and thereafter, (in thousands):

For the year ending June 30,
2020	$76
2021	305
2022	312
2023	204
2024	7
Thereafter	—
Total lease payments (Undiscounted cash flows)	904

Less imputed interest	(147)
Total	$757

Ontario County Industrial Development Authority Agreement

On February 27, 2018, the Company entered into a Lease and Project Agreement (the “Lease and Project Agreement”) and a Company Lease Agreement (the “Company Lease Agreement” and together with the Lease and Project Agreement, the “Agreements”), each dated as of February 1, 2018, with the Ontario County Industrial Development Agency, a public benefit corporation of the State of New York (the “OCIDA”). Pursuant to the Agreements, the Company leases for $1.00 annually to the OCIDA an approximately 9.995 acre parcel of land in Canandaigua, New York, together with the improvements thereon (including the Company’s New York fabrication facility), and transferred title to certain related equipment and personal property to the OCIDA (collectively, the “Facility”). The OCIDA leases the Facility back to the Company for annual rent payments specified in the Lease and Project Agreement for the Company’s primary use as research and development, manufacturing, warehouse and professional office space in its business, and subleased, in part, by the Company to various tenants. The Company estimates substantial tax savings during the term of the Agreements, which expire on December 31, 2028. In addition, subject to the terms of the Lease and Project Agreement, certain purchases and leases of eligible items will be exempt from the imposition of sales and use taxes. Subject to the terms of the Lease and Project Agreement, the OCIDA has also granted to the Company an exemption from certain mortgage recording taxes for one or more mortgages securing an aggregate principal amount not to exceed $12.0 million, or such greater amount as approved by the OCIDA in its sole and absolute discretion. The benefits provided to the Company pursuant to the terms of the Lease and Project Agreement are subject to clawback over the life of the Agreements upon certain recapture events, including certain events of default.

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

In connection with the acquisition of the STC-MEMS Business, the Company agreed to pay to FRMC a penalty, if the Company sold the property subject to the related Definitive Real Property Purchase Agreement within three (3) years after the date of such agreement for an amount in excess of $1.75 million, subject to certain enumerated exceptions. The penalty imposed would have been equivalent to the amount that the sales price of the property exceeded $1.75 million up to a maximum penalty. Due to the lapse of the three-year penalty period, the maximum penalty as of March 31, 2020 was $0.

Maximum Penalty
Year 3, ending March 23, 2020	$—

The fair value of the contingent liability was reduced to zero due to the lapse of the sale restriction period. As of March 31, 2020, and June 30, 2019, the fair value of the contingent liability was $0.0 million and $0.4 million, respectively. During the three months ended March 31, 2020 and 2019, the Company marked the contingent liability to fair value and recorded a gain of $0.48 million and $0.91 million, respectively, relating to the change in fair value. During the nine months ended March 31, 2020 and 2019, the Company marked the contingent liability to fair value and recorded a gain of $0.45 million and $0.80 million, respectively, relating to the change in fair value.

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

The Company’s gross unrecognized indirect tax credits totaled $0.1 million as of March 31, 2020 and $0.1 million as of June 30, 2019 and is recorded on the Consolidated Balance Sheet as a long-term liability.

Note 13. Related Party Transactions

Consulting Services

Total stock-based compensation expense related to stock-based awards granted in prior years for consulting services provided by a firm owned by one of the Co-Chairmen of the Company’s board of directors was $8 thousand and $17 thousand for the three months ended March 31, 2020 and 2019, respectively, and $32 thousand and $32 thousand for the nine months ended March 31, 2020 and 2019, respectively.

Equipment Purchase

On October 11, 2019, the Company issued 2,500 shares of common stock to the brother of the Company’s Chief Executive Officer in exchange for equipment with a fair market value of $20,000.

Note 14. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company operates in two segments, Foundry Fabrication Services, which consists of engineering review services, and STC-MEMS foundry services, and RF Product, which consists of amplifier and filter product sales, and grant revenue. The Company records all general and administrative costs in the RF Product segment.

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three and nine months ended March 31, 2020 and 2019 are as follows (in thousands):

	Foundry/ Fabrication Services	RF Product	Total

Three months ended March 31, 2020
Revenue with customers	$232	$131	$363
Total Revenue	232	131	363
Cost of revenue	138	79	217
Gross margin	94	52	146
Research and development	—	5,769	5,769
General and administrative	—	2,589	2,589
Income (Loss) from Operations	$94	(8,306)	(8,212)

Three months ended March 31, 2019
Revenue with customers	$159	$78	$237
Total Revenue	159	78	237
Cost of revenue	176	123	299
Gross margin	(17)	(45)	(62)
Research and development	—	5,505	5,505
General and administrative	—	2,503	2,503
Income (Loss) from Operations	$(17)	$(8,053)	(8,070)

Nine months ended March 31, 2020
Revenue with customers	$917	$507	$1,424
Total Revenue	917	507	1,424
Cost of revenue	545	795	1,340
Gross margin	372	(288)	84
Research and development	—	15,736	15,736
General and administrative	—	8,158	8,158
Income (Loss) from Operations	$372	(24,182)	(23,810)

Nine months ended March 31, 2019
Revenue with customers	$567	$197	$764
Grant revenue	—	109	109
Total Revenue	567	306	873
Cost of revenue	666	147	813
Gross margin	(99)	159	60
Research and development	—	14,340	14,340
General and administrative	—	6,841	6,841
Income (Loss) from Operations	$(99)	$(21,022)	(21,121)

As of March 31, 2020
Accounts receivable	$574	$118	$692
Property and equipment, net	—	$19,942	$19,942

As of June 30, 2019
Accounts receivable	$150	$135	$285
Property and equipment, net	$54	$15,124	$15,178

Note 15. Subsequent Events

Supplemental Indentures

On April 17, 2020, the Company entered into supplemental indentures to the indentures governing its outstanding 6.5% Convertible Senior Secured Notes due 2023 and its outstanding 6.5% Convertible Senior Notes due 2023. Among other things, the supplemental indentures permit the incurrence of indebtedness made available through the CARES Act and regulations thereunder.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “Akoustis,” the “Company,” “we,” “us,” and “our” refer to Akoustis Technologies, Inc. and its consolidated subsidiary, Akoustis, Inc. each of which is a Delaware corporation.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that relate to our plans, objectives, estimates, and goals. Any and all statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of commercially viable radio frequency (“RF”) filters, (ii) projections of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in this management’s discussion and analysis of financial condition or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), (iv) our ability to efficiently utilize cash and cash equivalents to support our operations for a given period of time, (v) our ability to engage customers while maintaining ownership of our intellectual property, and (vi) the assumptions underlying or relating to any statement described in (i), (ii), (iii), (iv) or (v) above.

Forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which are beyond our control. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation: our ability to continue as a going concern; our inability to obtain adequate financing; our limited operating history; our inability to generate revenues or achieve profitability; the results of our research and development (“R&D”) activities; our inability to achieve acceptance of our products in the market; the impact of the COVID-19 pandemic on our operations, financial condition and the worldwide economy; general economic conditions, including upturns and downturns in the industry; our limited number of patents; failure to obtain, maintain, and enforce our intellectual property rights; our inability to attract and retain qualified personnel; our reliance on third parties to complete certain processes in connection with the manufacture of our products; product quality and defects; existing or increased competition; our ability to market and sell our products; our inability to successfully scale our New York wafer fabrication facility and related operations while maintaining quality control and assurance and avoiding delays in output; our failure to innovate or adapt to new or emerging technologies; our failure to comply with regulatory requirements; results of any arbitration or litigation that may arise; stock volatility and illiquidity; our failure to implement our business plans or strategies; our failure to remediate the material weaknesses in our internal control over financial reporting; and our failure to maintain the Trusted Foundry accreditation of our New York wafer fabrication facility.

These and other risks and uncertainties, which are described in more detail in the section of this report titled “Risk Factors” and in our Annual Report on Form 10-K, filed with the SEC on September 13, 2019 (the “2019 Annual Report”), could cause our actual results to differ materially from those expressed or implied by the forward-looking statements in this report. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them. Except as may be required by law, we do not undertake any obligation to update the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

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

We currently build high performance RF filter circuits, using our first generation XBAWTM wafer process, in our 120,000-square foot wafer-manufacturing facility located in Canandaigua, New York, which we acquired in June 2017. As of April 24, 2020, our intellectual property (IP) portfolio included 31 patents, including a blocking patent that we have licensed from Cornell University. Additionally, as of April 24, 2020, we have 61 pending patent applications. These patents cover our XBAWTM RF filter technology from raw materials through the system architectures. Where possible, we leverage both federal and state level R&D grants to support development and commercialization of our technology.

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

We have earned minimal revenue from operations since inception, and we have funded our operations primarily with development contracts, RF filter and production orders, government grants, MEMS foundry and engineering services, and sales of debt and equity securities. We have incurred losses totaling approximately $93.5 million from inception through March 31, 2020. These losses are primarily the result of material and processing costs associated with developing and commercializing our technology, as well as personnel costs, professional fees (primarily accounting and legal), and other general and administrative (“G&A”) expenses. We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid-state device technology development and engineering of catalog and custom filter design solutions.

Impact of COVID-19 on our Business

Although the ultimate impact of the COVID-19 pandemic on our business is unknown, in an effort to protect the health and safety of our employees, we have taken proactive, precautionary action and adopted social distancing policies at our locations, including the implementation of new staffing plans in our facilities whereby many employees work remotely and the remaining on-site force is divided into multiple shifts or segregated in different parts of the facility. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. These measures have impacted the method and timing of certain business meetings and deliverables to certain customers, as well as our ability to obtain certain materials or equipment from suppliers.

We anticipate that these actions and the global health crisis caused by COVID-19 will negatively impact business activity across the globe. We have observed declining demand and price reductions in the electronics industry as business and consumer activity decelerates across the globe. When COVID-19 is demonstrably contained, we anticipate a rebound in economic activity, depending on the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments; however, the timing and extent of any such rebound is uncertain.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of fiscal year 2020 or beyond.

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

As of April 24, 2020, the Company had $38.4 million of cash and cash equivalents to fund our operations, including capital expenditures, R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. Our anticipated expenses include employee salaries and benefits, compensation paid to consultants, capital costs for research and other equipment, costs associated with development activities (including travel and administration), costs associated with the integration and operation of our New York wafer fabrication facility and related operations, legal expenses, sales and marketing costs, G&A expenses, and other costs associated with an early stage, public technology company. We anticipate increasing the number of employees; however, this is highly dependent on the nature of our development efforts, and our success in commercialization. We anticipate adding employees for R&D in both our New York and North Carolina facilities, as well as G&A functions, to support our efforts. We expect capital expenditures to be between $8 million and $10 million for the purchase of equipment and software during the next 12 months.

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

Recent Developments

On January 7, 2020, the Company announced that it had received an order and shipped its 5.2 GHz and 5.6 GHz coexistence WiFi filters to an original equipment manufacturer (OEM).

On January 30, 2020, Akoustis announced that it had locked the design of its Citizen’s Broadband Radio Service 5G network infrastructure filter and had shipped samples to three OEM’s.

On February 3, 2020, the Company announced that it had received its first volume commercial order for 5G network infrastructure filters from a small cell base station provider focused on markets in Asia.

In mid-February, Akoustis announced the entry into a new market with an order for the design and development of XBAW filters for a customer for unmanned aircraft systems (UAS), commonly referred to as drones. The filters will be used for control and non-payload communication links.

On April 8, 2020, the Company announced that it had achieved its first non-defense commercial design win for XBAW filters in the 5G small cell network equipment market.

Underwritten Public Offering of Common Stock

During the nine months ended March 31, 2020, the Company sold a total of 5,520,000 shares of its common stock at a price to the public of $6.25 per share for aggregate gross proceeds of $34.5 million before deducting the underwriting discount and offering expenses payable by the Company of approximately $2.3 million. The Company expects to use the proceeds of the offering to fund the Company’s operations and growth of its business, including for capital expenditures, working capital, research and development, the commercialization of its technology and other general corporate purposes.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” included in our 2019 Annual Report.

Results of Operations

Three Months Ended March 31, 2020 and 2019

Revenue

The Company recorded revenue of $0.4 million during the three months ended March 31, 2020 as compared to $0.2 million for the three months ended March 31, 2019. Revenue recorded during the three months ended March 31, 2020 included $0.1 million of RF filter and amplifier sales and $0.2 million of non-recurring engineering services. The RF filters sales were primarily sales of defense filters. Revenue for the three months ended March 31, 2019 consisted of $0.1 million of non-recurring engineering services and $0.1 million of RF filter and amplifier sales.

Cost of Revenue

The Company recorded cost of revenue of $0.2 million in the three months ended March 31, 2020 and $0.3 million in the three months ended March 31, 2019, which included direct labor, direct materials and facility costs. The decrease in cost of revenue was primarily related to a lower amount of sales of WiFi filters during the third quarter of fiscal year 2020.

Research and Development Expenses

R&D expenses were $5.8 million for the three months ended March 31, 2020 and were $0.3 million, or 5%, higher than the prior year amount for the same period of $5.5 million. The period-over-period increase was primarily due to an increase in parts and equipment expense and equipment depreciation at the Company’s Canandaigua NY wafer-manufacturing facility (the “NY Facility”).

General and Administrative Expense

General and administrative (“G&A”) expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the three months ended March 31, 2020 were $2.6 million, which is an increase of $0.1 million compared to the three months ended March 31, 2019. Year over year changes within G&A expenses include an increase in employee compensation, including stock-based compensation of $0.2 million. In addition, bad debt expense and marketing expenses increased by a total of $0.1 million. These increases were partially offset by a decrease in professional fees of $0.2 million.

Other (Expense)/Income

Other income for the three months ended March 31, 2020 was $0.4 million, which was comprised of a gain on the change in the fair value of the derivative liability of $1.1 million and a gain on the change in the fair value of our real estate contingent liability of $0.5 million. Offsetting these income items was debt discount amortization of $0.8 million and interest expense, net of $0.3 million. Other (expense) for the three months ended March 31, 2019 was $1.4 million, which included a gain on the contingent real estate liability of $0.9 million, interest income of $0.2 million and rental income of $0.1 million, offset by $1.0 million of interest expense related to the amortization of debt issuance costs and interest on the convertible notes and a loss of $1.6 million on the change in the fair value of the derivative liability related to our convertible senior secured notes.

Net Loss

The Company recorded a net loss of $7.8 million for the three months ended March 31, 2020, compared to a net loss of $9.4 million for the three months ended March 31, 2019. The period-over-period change of $1.7 million, or 18%, was primarily driven by the change in derivative valuation of $2.6 million. This change was partially offset by a change in the gain on real estate liability valuation of $0.4 million and an increase in interest expense, net of $0.4 million and real estate contingent liability of $0.5 million.

Nine Months Ended March 31, 2020 and 2019

Revenue

The Company recorded revenue of $1.4 million during the nine months ended March 31, 2020 as compared to $0.9 million for the nine months ended March 31, 2019. Revenue recorded during the nine months ended March 31, 2020 included $0.5 million of RF filter and amplifier sales, $0.3 million of foundry services, and $0.6 million of revenue for non-recurring engineering services. The revenue for the nine months ended March 31, 2019 consisted of $0.4 million of revenue for non-recurring engineering services, $0.2 million of revenue for foundry services, $0.1 million of grant revenue and $0.2 million of RF filter and amplifier sales.

Cost of Revenue

The Company recorded cost of revenue of $1.3 million in the nine months ended March 31, 2020 and $0.8 million in the nine months ended March 31, 2019, which included direct labor, direct materials and facility costs. The increase in cost of sales was primarily related to sales of infrastructure and WiFi filters which was partially offset by a decrease in the cost of foundry services.

Research and Development Expenses

R&D expenses were $15.7 million for the nine months ended March 31, 2020 and were $1.4 million, or 10%, higher than the prior year amount for the same period of $14.3 million. The period-over-period increase was primarily in the areas of R&D personnel costs and R&D equipment depreciation. Personnel costs, including stock-based compensation, were $9.2 million compared to $8.5 million in the prior year period, an increase of $0.7 million or 8%. The higher personnel cost was due to additional R&D headcount at both the Huntersville, NC location and the NY Facility. R&D and Fabrication materials totaled $2.6 million which represents an increase of $0.5 million over the prior year. Depreciation expense of $2.1 million was $0.3 million higher than the prior year. These increases were partially offset by a decrease in facility costs of $0.2 million compared to the prior year.

General and Administrative Expense

G&A expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the nine months ended March 31, 2020 were $8.2 million, which is an increase of $1.4 million compared to the nine months ended March 31, 2019. Year over year changes within G&A expenses include an increase in employee compensation including stock compensation of $0.8 million, an increase in professional fees of $0.3 million and an increase in other administrative expenses of $0.2 million.

Other (Expense)/Income

Other (expense) for the nine months ended March 31, 2020 was $2.3 million, which included debt discount amortization of $2.3 million and interest expense, net of $1.2 million. These expenses were partially offset by a reduction in the fair value of our derivative liability of $0.4 million, the expiration of the real estate contingent liability, resulting in $0.4 million of income, and interest income of $0.3 million. Other (expense) for the nine months ended March 31, 2019 were $2.4 million, primarily consisting of $1.3 million of debt discount amortization, interest expense of $1.0 million and an increase to our derivative liability of $1.4 million. These were partially offset by interest income of $0.3 million and a reduction to our real estate contingent liability of $0.8 million.

Net Loss

The Company recorded a net loss of $26.1 million for the nine months ended March 31, 2020, compared to a net loss of $23.5 million for the nine months ended March 31, 2019. The period-over-period incremental loss of $2.5 million, or 11%, was primarily driven by an increase in R&D expenses of $1.4 million and an increase in G&A expenses of $1.4 million. These expenses were partially offset by a decrease in other expenses.

Liquidity and Capital Resources

Financing Activities

The Company had $39.6 million of cash and cash equivalents on hand as of March 31, 2020, which reflects an increase of $9.5 million compared to $30.1 million as of June 30, 2019. The $9.5 million increase is primarily due to $32.5 million of financing activities, primarily comprised of $32.3 in net cash proceeds from the December 2019 underwritten offering of common stock. The Company used $16.4 million for operating activities and $6.3 million in capital expenditures for the nine months ended March 31, 2020. The Company estimates that cash on hand will fund its operations, including current capital expense commitments, beyond the next twelve months from the date of filing of this Form 10-Q.

Balance Sheet and Working Capital

March 31, 2020 compared to June 30, 2019

As of March 31, 2020, the Company had current assets of $41.2 million made up primarily of total cash on hand of $39.6 million. As of June 30, 2019, current assets were $31.7 million comprised primarily of total cash on hand of $30.1 million.

Property, Plant and Equipment was $19.9 million as of March 31, 2020 as compared to a balance of $15.2 million as of June 30, 2019. The approximate $4.7 million increase is primarily due to the purchase of R&D and manufacturing equipment of $6.9 million, offset by depreciation of $2.2 million.

Total assets as of March 31, 2020 and June 30, 2019 were $62.9 million and $47.9 million, respectively.

Current liabilities as of March 31, 2020 and June 30, 2019 were $3.6 million and $3.6 million, respectively.

Long-term liabilities totaled $20.8 million as of March 31, 2020, compared to $18.3 million as of June 30, 2019. The increase of $2.5 million was due to the increase in convertible notes, net of debt discount and issuance costs, as well as the establishment of a right of use liability upon adoption of ASC 842 which totaled $0.5 million.

Stockholders’ equity was $38.5 million as of March 31, 2020, compared to $26.0 million as of June 30, 2019, an increase of $12.5 million, or 48%. This increase was primarily due to common stock issued for cash, net of issuance costs of $32.2 million, common stock issued for services of $5.1 million, vesting of restricted shares of $0.3 million, employee stock purchases of $0.2 million and common stock issued for payment of note interest of $0.7 million. These were offset by the net loss for the nine months ended March 31, 2020 of $26.1 million.

Cash Flow Analysis

Operating activities used cash of $16.4 million during the nine months ended March 31, 2020 and $13.4 million during the 2019 comparative period. The $3.0 million period-over-period increase in cash used was attributable to higher operating expenses associated with the ramp up of development and commercialization activities (primarily R&D personnel and material costs).

Investing activities used cash of $6.5 million for the nine months ended March 31, 2020 compared to $4.5 million for the comparative period ended March 31, 2019. The $2.0 million period-over-period increase was primarily due to increased spend on R&D equipment.

Cash provided by financing activities was $32.4 million for the nine months ended March 31, 2020 compared to $37.7 million for the comparative period ended March 31, 2019. The $5.3 million period-over-period decrease was due a reduction in cash received from equity and convertible note issuances in the comparative period.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

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

We conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer (our principal executive officer and principal financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to the material weaknesses described below with respect to our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our 2019 Annual Report, we identified the following material weaknesses in the Company’s internal controls over financial reporting as of June 30, 2019:

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

Remediation Plan

IT General Controls: During the first quarter of fiscal year 2020, key mitigating controls were designed and implemented to mitigate risks in the absence of full year coverage of SSAE-18 (SOC1) reports. These controls are being tested for design and operating effectiveness.

Non-Routine Transaction Review: During the first quarter of fiscal year 2020, controls were designed and implemented to mitigate risks related to review of all non-routine, material transactions specifically around revenue, share-based compensation, research and development expense and debt. These controls are being tested for design and operating effectiveness.

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

ITEM 1A. RISK FACTORS.

In addition to the risk factor set forth below and the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.  Other than as described below, there have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2019 Annual Report.

We are dependent on the proper functioning of our critical facilities, our supply chain and distribution networks and the financial stability of our customers, all of which could be negatively impacted by the COVID-19 pandemic in a manner materially adverse to our business, financial condition or results of operations.

Our ability to manufacture products may be materially adversely impacted by COVID-19.

The COVID-19 pandemic is impacting worldwide economic activity. Estimates for economic growth have been reduced as a result of COVID-19, which may have a corresponding effect on our sales activity. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, and has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. With the spread of the COVID-19 pandemic to the United States and other countries, it is unclear how economic activity and workflows might be impacted on a worldwide basis. Many employers in the United States are requiring their employees to work from home or not come into their offices or facilities. We manufacture primarily out of one facility in Canandaigua, New York. In order to mitigate the risk posed by COVID-19, we have implemented a new staffing plan whereby many employees work remotely, and the remaining on-site force is divided into two shifts. If the manufacturing capabilities of this facility are adversely impacted as a result of COVID-19, whether by a decrease in productivity caused by precautionary measures or by one or more employees becoming ill, it may not be possible for us to timely manufacture relevant products at required levels or at all. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We also might be unable to obtain certain supplies, product components, or equipment from our suppliers and vendors due to constraints created by COVID-19. For instance, we have observed delays in certain suppliers’ deliveries of materials necessary for us to manufacture our products and in certain vendors’ ability to manufacture equipment used in our production process. Additionally, travel restrictions and stay-at-home orders or similar mandates of foreign and domestic governments have prevented us from visiting suppliers’ facilities as part of our quality control processes. These impacts may delay our launch of new products, adversely affect our ability to deliver customers’ orders timely or in the requested quantities and inhibit our ability to ensure the quality of supplies used in our products.

Our sales may be materially adversely impacted by COVID-19.

Our sales efforts typically function by in-person meetings with customers and potential customers to discuss our products. The method and timing of these meetings has been altered due to stay-at-home orders and travel restrictions relating to COVID-19. This limitation on the ability of our sales personnel to maintain their customary interaction with customers for a period of time may negatively affect demand for our products. We have also found that potential customers have been forced to slow and reprioritize various product development projects as a result of COVID-19. This disruption to our sales activity and our customers’ businesses, and the resulting delay in the growth of our business, may have a material adverse effect on our results of operations, financial condition and cash flows. Furthermore, a reduction or delay in revenues will prolong our dependence on capital raising to finance our operations.

Our ability to raise capital may be materially adversely impacted by COVID-19.

A sustained disruption in the capital markets from the COVID-19 pandemic could negatively impact our ability to raise capital. In the past, we have financed our operations by the issuance of equity and debt securities. However, we cannot predict when the macro-economic disruption stemming from COVID-19 will ebb or when the economy will return to pre-COVID-19 levels, if at all. This macro-economic disruption may disrupt our ability to raise additional capital to finance our operations in the future, which could materially and adversely affect our business, financial condition and prospects, and could ultimately cause our business to fail.

COVID-19 may heighten other risks.

The COVID-19 pandemic may have the effect of heightening many of the other risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, such as risks related to the operation of our manufacturing facility, acceptance of our products into the market, doing business in foreign countries, attracting and retaining qualified personnel, our reliance on third parties to complete certain processes in connection with the manufacture of products, product quality and defects, successfully scaling the New York fabrication facility, stock volatility and illiquidity and maintaining effective internal control over financial reporting.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Other than any sales previously reported in the Company’s Current Reports on Form 8-K, the Company did not sell any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The Company is disclosing under this Item 5 the following information otherwise disclosable in a Current Report on Form 8-K under “Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year”:

On May 1, 2020, the Company’s Board of Directors (the “Board”) approved the Company’s Amended and Restated Bylaws (the “Amended and Restated Bylaws”), effective immediately. The Amended and Restated Bylaws amend and restate in their entirety the Company’s bylaws to, among other things: (i) amend the description of certain information a stockholder must provide with respect to a proposal to nominate a person for election or reelection as a Company director or business to be considered at a stockholders meeting and the procedure for making such proposal; (ii) revise requirements and procedures for stockholder actions by written consent; (iii) require the majority of the entire Board to approve certain actions; (iv) require a two-thirds vote for stockholders to amend the Amended and Restated Bylaws; (v) provide that the forum for the resolution of internal corporate claims shall be the Court of Chancery in the State of Delaware; and (vi) make other technical amendments.

The foregoing summary is subject to, and qualified in its entirety by, the full text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.5 to this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 5.

ITEM 6. EXHIBITS.

The exhibits in the Exhibit Index below are filed or furnished, as applicable, as part of this report.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Conversion of the Company, as filed with the Nevada Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.2	Certificate of Conversion of the Company, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.3	Certificate of Incorporation, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 4, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2019)

3.5*	Amended and Restated Bylaws of the Company

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101*	Interactive Data Files of Financial Statements and Notes

101.INS*	Instant Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 1, 2020	Akoustis Technologies, Inc.

	By:	/s/ Kenneth E. Boller
Kenneth E. Boller
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Kenneth E. Boller