Form 10-K
period 2020-06-30
Akoustis Technologies, Inc.
filed 2020-08-21
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates on December 31, 2019 was approximately $250.4 million. For purposes of this computation, shares of Common Stock held by all officers, directors, and beneficial owners of 10% or more of the outstanding Common Stock were excluded because such persons may be deemed to be affiliates of the registrant. Such determination should not be deemed an admission that such persons are, in fact, affiliates of the registrant.

As of August 17, 2020, there were 38,067,550 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended June 30, 2020. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements that relate to our plans, objectives, estimates, and goals. Any and all statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Terms such as “may,” “will,” “might,” “would,” “should,” “could,” “project,” “estimate,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “seek,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of commercially viable radio frequency (“RF”) filters, (ii) projections of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in the management’s discussion and analysis of financial condition or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), (iv) our ability to efficiently utilize cash and cash equivalents to support our operations for a given period of time, (v) our ability to engage customers while maintaining ownership of our intellectual property, and (vi) the assumptions underlying or relating to any statement described in (i), (ii), (iii), (iv) or (v) above.

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

●	our limited operating history,

●	our inability to generate revenues or achieve profitability,

●	the impact of the COVID-19 pandemic on our operations, financial condition and the worldwide economy, including our ability to access the capital markets,

●	our inability to obtain adequate financing and sustain our status as a going concern,

●	our inability to service the debt represented by our $25.0 million principal amount of senior convertible notes due in 2023,

●	the results of our research and development (“R&D”) activities,

●	our inability to achieve acceptance of our products in the market,

●	general economic conditions, including upturns and downturns in the industry,

●	existing or increased competition,

●	our inability to successfully scale the New York fabrication facility and related operations into our business and to maintain a successful fabrication operation while maintaining quality control and assurance and avoiding delays in output,

●	contracting with customers and other parties with greater bargaining power and agreeing to terms and conditions that may adversely affect our business,

●	risks related to doing business in foreign countries,

●	any security breaches or other disruptions compromising our proprietary information and exposing us to liability,

●	our limited number of patents,

●	failure to obtain, maintain and enforce our intellectual property rights,

●	our inability to attract and retain qualified personnel,

●	results of any present or future arbitration or litigation,

●	our reliance on third parties to complete certain processes in connection with the manufacture of our products,

●	product quality and defects,

●	our ability to market and sell our products,

●	our failure to innovate or adapt to new or emerging technologies, including in relation to our competitors,

●	our failure to comply with regulatory requirements,

●	stock volatility and illiquidity,

●	our failure to implement our business plans or strategies,

●	our failure to maintain effective internal control over financial reporting, and

●	our failure to obtain and maintain the Trusted Foundry accreditation of our New York fabrication facility .

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

DEFINITIONS

When used in this Report, the terms, “we,” “Akoustis,” the “Company,” “our,” and “us” refers to Akoustis Technologies, Inc., a Delaware corporation, and its wholly owned consolidated subsidiary, Akoustis, Inc., also a Delaware corporation.

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

PART I

ITEM 1. BUSINESS

Overview

Akoustis® is an emerging commercial product company focused on developing, designing, and manufacturing innovative RF filter solutions for the wireless industry, including for products such as smartphones and tablets, network infrastructure equipment, WiFi Customer Premise Equipment (“CPE”) and defense applications. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RF front-end (“RFFE”). Located between the device’s antenna and its digital backend, the RFFE is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. We have developed a proprietary microelectromechanical system (“MEMS”) based bulk acoustic wave (“BAW”) technology and a unique manufacturing process flow, called “XBAW”, for our filters produced for use in RFFE modules. Our XBAWTM filters incorporate optimized high purity piezoelectric materials for high power, high frequency and wide bandwidth operation. We are developing RF filters for 4G/LTE, 5G, WiFi and defense bands using our proprietary resonator device models and product design kits (PDKs). As we qualify our RF filter products, we are engaging with target customers to evaluate our filter solutions. Our initial designs target UHB, sub 7 GHz 4G/LTE, 5G, WiFi and defense bands. We expect our filter solutions will address problems (such as loss, bandwidth, power handling, and isolation) created by the growing number of frequency bands in the RFFE of mobile devices, infrastructure and premise equipment to support 4G/LTE, 5G, and WiFi. We have prototyped, sampled and begun commercial shipment of our single-band low-loss BAW filter designs for 4G/LTE frequency bands, 5G frequency bands and 5GHz WiFi bands which are suited to competitive BAW solutions and historically cannot be addressed with low-band, lower power handling surface acoustic wave (“SAW”) technology.

We own and/or have filed applications for patents on the core resonator device technology, manufacturing facility and intellectual property (“IP”) necessary to produce our RF filter chips and operate as a “pure-play” RF filter supplier, providing discrete filter solutions direct to Original Equipment Manufacturers (“OEMs”) and aligning with the front-end module manufacturers that seek to acquire high performance filters to expand their module businesses. We believe this business model is the most direct and efficient means of delivering our solutions to the market.

Technology. Our device technology is based upon bulk-mode acoustic resonance, which we believe is superior to surface-mode resonance for high-band and ultra-high-band (“UHB”) applications that include 4G/LTE, 5G, WiFi, and defense applications. Although some of our target customers utilize or manufacture the RFFE module, they may lack access to critical UHB filter technology that we produce, which is necessary to compete in high frequency applications.

Manufacturing. We currently manufacture our high performance RF filter circuits, using our first generation XBAWTM wafer process, in our 120,000-square foot wafer-manufacturing facility located in Canandaigua, New York, which we acquired in June 2017.

Intellectual Property. As of August 17, 2020, our IP portfolio included 33 patents, including a blocking patent that we have licensed from Cornell University. Additionally, as of August 17, 2020, we have 71 pending patent applications. These patents cover our XBAWTM RF filter technology from raw materials through the system architectures. Where possible, we leverage both federal and state level R&D grants to support development and commercialization of our technology.

By designing, manufacturing, and marketing our RF filter products to mobile phone OEMs, defense OEMs, network infrastructure OEMs, and WiFi CPE OEMs, we seek to enable broader competition among the front-end module manufacturers.

Since we own and/or have filed applications for patents on the core technology and control access to our intellectual property, we expect to offer several ways to engage with potential customers. First, we intend to engage with multiple wireless markets, providing standardized filters that we design and offer as standard catalog components. Second, we expect to deliver unique filters to customer-supplied specifications, which we will design and fabricate on a customized basis. Finally, we may offer our models and design kits for our customers to design their own filters utilizing our proprietary technology.

To succeed, we must convince mobile phone OEMs, RFFE module manufacturers, cellular infrastructure OEMs, WiFi CPE OEMs and defense customers to use our XBAWTM filter technology in their systems and modules. However, since there are two dominant BAW filter suppliers in the industry that have high-band technology, and both utilize such technology as a competitive advantage at the module level, we expect customers that lack access to high-band filter technology will be open to engage with our pure-play filter company.

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

Impact of COVID-19 on our Business

Although the ultimate impact of the COVID-19 pandemic on our business is unknown, in an effort to protect the health and safety of our employees, we have taken proactive, precautionary action and adopted social distancing measures, daily self-health attestations, and mandatory mask  policies at our locations, including when warranted by state and local guidelines, the implementation of new staffing plans in our facilities whereby certain employees work remotely  and the remaining on-site force is divided into multiple shifts or segregated in different parts of the facility. Our actions continue to evolve in response to new government measures and scientific knowledge regarding COVID-19. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. These measures have impacted the method and timing of certain business meetings and deliverables to certain customers, as well as our ability to obtain certain materials, equipment and services from suppliers. For example, Executive Orders issued by the Governor of New York introduced potential delays in the procurement of installation and maintenance services from vendors without personnel located in New York, New Jersey or Connecticut.

We anticipate that these actions and the global health crisis caused by COVID-19 will negatively impact business activity across the globe. We have observed delays, declining demand and price reductions in the electronics industry as business and consumer activity decelerates across the globe. When COVID-19 is demonstrably contained, we anticipate a rebound in economic activity, depending on the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments; however, the timing and extent of any such rebound is uncertain.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results beyond fiscal year 2020.

Business Developments

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

 On December 16, 2019, the Company shipped two new XBAW filters to its 5G mobile customer, bringing the total number of mobile filters shipped to the customer to three. In December 2019, Akoustis also shipped the first sample of its wafer level package (WLP), with the small form factor designed to penetrate the mobile device market.

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

On April 29, 2020, Akoustis announced that it had achieved design locked and shipped initial samples of its first unmanned aircraft system (drone) filter solution.

On May 4, 2020, the Company announced its first design win for 5.2 and 5.6 GHz WiFi coexistence filters to a tier-1 OEM.

On May 8, 2020, Akoustis announced that it completed the development of its third 5G small cell network infrastructure filter solution and shipped samples to its existing tier-1 customer.

On June 2, 2020, the Company announced the addition of Colin Hunt as the new Vice President of Global Sales, a new position at Akoustis.

On June 8, 2020, Akoustis announced the sampling of a new 5.5 GHz XBAWTM filter for the emerging WiFi 6E market. WiFi 6E is a developing standard made possible by the April 23, 2020 FCC ratification of 5.9-7.1 GHz as a new WiFi channel.

On June 11, 2020, the Company announced that it had signed a new strategic agreement with a tier-1 OEM for the development and purchase of new, custom WiFi 6E filters.

Financing

We have earned minimal revenue from operations since inception, and we have funded our operations primarily with issuances of equity and debt securities, as well as development contracts, RF filter and production orders, government grants, MEMS foundry and engineering services. We have incurred losses totaling approximately $103.6 million from our May 2014 inception through June 30, 2020. These losses are primarily the result of material and processing costs associated with developing and commercializing our technology, as well as personnel costs, professional fees (primarily accounting and legal), and other general and administrative (“G&A”) expenses. We expect to continue to incur substantial costs for the commercialization of our technology on a continuous basis because our business model involves materials and solid-state device technology development and engineering of catalog and custom filter design solutions.

As of August 17, 2020, the Company had $39.3 million of cash and cash equivalents to fund our operations, including capital expenditures, R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. Our anticipated expenses include employee salaries and benefits, capital costs for research and other equipment, costs associated with development activities (including travel and administration), costs associated with the integration and operation of our New York wafer fabrication facility and related operations, legal expenses, sales and marketing costs, G&A expenses, and other costs typically associated with an early stage, public technology company. We anticipate increasing the number of employees; however, this is highly dependent on the nature of our development efforts, and our success in commercialization. We anticipate adding employees for R&D in both our New York and North Carolina facilities, as well as for G&A functions, to support our efforts. We expect capital expenditures to be between $11 million and $16 million for the purchase of equipment and software during the next 12 months. Commercial development of new technology, by its nature, is unpredictable. The amounts we actually spend for any specific purpose may vary significantly and will depend on a number of factors, including, but not limited to, the pace of progress of our commercialization and development efforts, actual needs with respect to product testing, R&D, market conditions and changes in or revisions to our marketing strategies. Although we will undertake development efforts with commercially reasonable diligence, and we believe that cash and cash equivalents on hand as of August 17, 2020 will be sufficient to fund our operations beyond the following 12 months, there can be no assurance that our current cash position will be sufficient to enable us to commercialize our technology to the extent needed to create future sales to sustain operations. If our current cash is insufficient for these purposes and we are unable to source additional funds on terms acceptable to the Company (or at all), or we experience costs in excess of estimates to continue our R&D plan, it is possible that we would not have sufficient resources to continue as a going concern and we may be required to curtail or suspend our operations. Even if we are able to source sufficient funds to continue as a going concern, our technology may not be accepted, we may never earn revenues sufficient to support our operations, and we may never be profitable.

Recent Financing Activity

During the year ended June 30, 2020, the Company sold a total of 5,520,000 shares of its common stock at a price to the public of $6.25 per share for aggregate gross proceeds of $34.5 million before deducting the underwriting discount and offering expenses payable by the Company of approximately $2.3 million.

Additionally, on May, 8, 2020 the Company entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper & Sandler & Co. pursuant to which the Company may sell from time to time shares of its common stock having an aggregate offering price of up to $50,000,000 (the “ATM Program”). During the year ended June 30, 2020, the Company sold a total of 1,392,661 shares of its common stock at a weighted average price to the public of $8.02 per share through the ATM Program for aggregate gross proceeds of approximately $11.2 million, before deducting compensation paid to the sales agents of approximately $0.2 million and other offering expenses of approximately $0.2 million.

On May 20, 2020, Akoustis, Inc., the operating subsidiary of the Company, issued a promissory note (the “Promissory Note”) in favor of Bank of America, NA (the “Lender”) that provides for a loan in the principal amount of $1.6 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which is administered by the United States Small Business Administration (the “SBA”). The PPP Loan is scheduled to mature two years from the date of funding of the PPP Loan (the “Maturity Date”) and accrues interest at a rate of 1.00% per annum.

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

XBAW technology consists of novel high purity piezoelectric materials, which are fabricated into bulk-mode, acoustic wave resonators and RF filters. Our innovative piezoelectric materials contain high-purity Group III element nitride materials and possess a unique signature, which can be detected by conventional material metrology tools. We utilize analytical modeling techniques to aid in the design and internal manufacturing of our materials, whereby the raw substrate materials utilized in our XBAW process are sourced from a third party. Once our filter designs are simulated and ready to manufacture, we supply our NY fabrication facility raw materials, a mask design file, and a unique process sequence in order to fabricate our resonators and filters. We hold several issued and pending patents on our wafer process flow, which is compatible with wafer level packaging (WLP) that allows for low profile, cost effective filters to be produced.

Challenges Facing the Mobile Device Industry

Rising consumer demand for always-on wireless broadband connectivity is creating an unprecedented need for high performance RFFE modules for mobile devices. Mobile devices such as smartphones, tablets and wearables  are quickly becoming the primary means of accessing the Internet, driving the Internet of Things (IoT). The rapid growth in mobile data traffic is testing the limits of existing wireless bandwidth. Carriers and regulators have responded by opening new spectrums of RF frequencies, driving up the number of frequency bands in mobile devices. This substantial increase in frequency bands has created a demand for more filters, as well as a demand for filters with higher selectivity. The global transition to LTE and adoption of LTE-Advanced with more sophisticated carrier aggregation and multiple-input, multiple-output (MIMO) techniques will continue to push the requirements for increased supply of high-performance filters. Furthermore, the introduction of 5G mobile technologies and their associated frequencies over the next several years will create an even greater need for high-performance, high-frequency filters as the bands being auctioned have primarily been in the 3-6 GHz range, well above the frequencies of current networks.

The new spectrum introduced by 4G/LTE and 5G is driving spectrum licensing at higher frequencies than previous 3G smartphone models. For example, new TDD LTE frequencies allocated for 5G wireless cover frequencies nearly twice as high as those covered in previous generation phones. As a result, the demand for filters represents the single largest opportunity in the RFFE industry, according to a Mobile Experts 2020 report. For traditional “low band” frequencies, SAW filters have been the primary choice, while high band solutions have utilized BAW filters due to their performance and yield. While there are multiple sources of supply for SAW technology, the source of supply for BAW filters is more limited and essentially dominated by two manufacturers worldwide. See “Competition” below.

In addition, signal loss of current generation acoustic wave filters is excessively high, and up to half of the transmit power is wasted as heat, which ultimately constrains battery life. Another challenge is that the allocated spectrum for mobile communication bands requires high bandwidth RF filters, which, in turn, requires wide bandwidth core resonator technology. In addition, filters with inferior selectivity either reduce the number or bandwidth of operating bands the mobile device can support or increase the noise in the operating bands. Each of these problems negatively impacts the end-user’s experience when using the mobile device.

The RFFE must meet growing data demands while reducing cost and improving battery life. Our solution involves a new approach to RFFE component manufacturing, enabled by XBAW technology. We expect our technology to produce filters that will reduce the overall system cost and improve performance of the RFFE.

Our Solutions

Our immediate focus is on the commercialization of wide bandwidth RF filters operating in the high frequency spectrum known as the sub 6 GHz bands. Using our XBAW technology, we believe these filters enable new PAD module or RFFE competition for high band modules as well as performance-driven low band applications. Initially, we expect to target select strategic RFFE market leaders as well as tier two mobile phone OEMs and/or RFFE module suppliers. Longer term, our focus will be to expand our market share by engaging with additional mobile phone OEMs and RFFE module manufacturers. We manufacture our wafer technology in our Canandaigua, NY fabrication facility where we continue to focus on the commercialization of our filters using our XBAW technology We plan to develop a series of filter designs to be used in the manufacturing of discrete filters, duplexers or more complex multiplexers targeting the 4G/LTE, 5G, WiFi and defense frequency bands. We believe our filter designs will create an alternative for, and replace, filters currently manufactured using materials with fundamentally inferior performance. Figure 1 below illustrates characterization plots that represent the high power, high bandwidth and high frequency capability of our essential single crystal materials.

Figure 1-Characteristics of our high purity piezoelectric materials used to fabricate our BAW RF filters.

Single-Band Discrete Designs, Duplexers and Multiplexers

SAW filters are generally desired in modern RFFE because of their performance, small size and low cost. However, traditional SAW ladder designs do not perform well in high frequency bands or bands with closely spaced receive and transmit channels, typical of many new bands. Therefore, BAW filters are preferred for these bands. In our Canandaigua, NY wafer fabrication facility, we fabricate BAW resonators, the building block of BAW filters, that offer high frequency, wide bandwidth and high power performance. We believe the improved efficiency provided by BAW filters will reduce the total cost of RFFE modules, offer efficient use of shared frequency spectrum as well as reduce the battery demand of mobile devices. Additionally, we believe that our XBAW technology will allow for a single manufacturing method that will support all of the BAW filter band range and a significant portion of the SAW band range. Figure 2 below illustrates what we believe will be the frequency range of our XBAW technology.

Figure 2- The potential range of our technology.

Pure-Play Filter Provider Enables New Module Competition

Given the high sound velocity in our piezoelectric materials, our technology allows for a wide range of frequency coverage, and we plan to supply filters that will support 4G/LTE, 5G, WiFi and defense bands. We have successfully demonstrated resonators that will support the design and fabrication of 4G/LTE filters, WiFi filters and defense filters, with frequencies adjacent to the emerging 5G mobile auctions. We have transitioned our XBAW technology to high volume manufacturing and aim to be a pure-play filter supplier that will address the increasing RF complexity placed on RFFE manufacturers supporting 4G/LTE 5G,and WiFi. Figure 3 illustrates historical and projected growth in RF complexity.

Figure 3- Projected Increase in Filter content in Mobile Phone Front End Modules (FEMs) from 2019 - 2024 (Source: Mobile Experts 2020).

Commercialization

Our immediate focus is on the commercialization of wide bandwidth RF filters to address the WiFi, Network Infrastructure and Defense bands with innovative single-band designs using our XBAWTM sub 6 GHz RF filter technology. We are currently developing commercial single-band filters through our wafer fabrication facility. We are focused on developing fixed-band filters because we believe these designs present the greatest near-term potential for commercialization of our technology, and that once demonstrated, the facility can be more efficiently readied for production compared to alternative technologies.

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

2.	Alpha – Develop stable recipe (Process freeze) with limited production development

3.	Beta – Complete technology qualification (Process qualification) in factory to enable product design

4.	Pre-Production – Demonstrate lead product production capabilities, release final design tools

5.	Production – Continual improvement of process and parametric performance

We have completed both the alpha and beta phases for our first generation XBAW process technology called XB1. Additionally, we have received and delivered orders for pre-production products based on our XBAW process technology, and in the fourth quarter of fiscal year 2020 we began the production ramp for our first high volume tier one customer, supporting its WiFi 6 CPE product.

Research and Development

Since inception, the Company’s focus has been on developing an innovative wireless filter technology with a compelling value proposition to our potential customers and a significant and noticeable impact to the end user. Unlike today’s polycrystalline material (used to manufacture RF resonators and filters), our patented XBAW technology employs high purity piezoelectric films in our resonators, which are used as the enabler to create high performance BAW RF filters. Our high purity piezoelectric materials are a key differentiator when compared to the incumbent amorphous thin-film technologies because they increase the acoustic velocity, the electromechanical coupling coefficient in the resonator and/or high-power performance. These technology features allow Akoustis to engineer RF filter solutions for a broad spectrum for multiple radio frequencies and thus multiple end markets.

Research and development expense totaled $20.5 million for the year ended June 30, 2020 and $19.3 million for the year ended June 30, 2019. R&D activities focused on high purity piezoelectric materials development and resonator demonstration. Current R&D investments include materials advancement, resonator development, RF filter design, high yield wafer manufacturing and filter packaging.

As a result of our efforts, we have developed and introduced several new filters which are currently sampling with multiple customers across multiple markets. Our focus remains on improving the electromechanical coupling and quality factor of our resonator technology and the performance of our fabricated filters through design improvements and process optimization experiments.

We announced our first filter in March 2018, the AKF-1252, a 5.2 GHz filter for the WiFi premise equipment market. The AKF-1252 is a wideband filter for the U-NII-1&2A bands with typical insertion loss of less than 1dB, high rejection and a high-power rating in an ultra- small footprint module. Offering our customers 23-times size reduction over current dielectric resonator technology, our product is the first BAW RF filter targeting the 5.2 GHz WiFi band having achieved pre-production status in November 2018. In addition, we have announced the sister part to the AKF-1252, called the AKF-1256, which allows the Company to bundle the 5.2 GHz and 5.6 GHz filter solutions to the CPE market. The Company received its first pre-production order in May 2019. The tandem 5.2 GHz and 5.6 GHz filter solutions allow coexistence of WiFi signals in the 5GHz spectrum as shown below.

Following the AKF-1252, we also announced the AKF-1652, a 5.2 GHz filter for the WiFi device market, with lower insertion loss in a small footprint, wafer-level package (WLP) that will be required before the expected uptake  of 5.2 GHz WiFi in cellular handsets and other devices. We believe that handset makers will be adopting new WiFi bands in the 5-7 GHz bands in the coming years.

We announced our first design win for the sale of our 5.2 GHz and 5.6 GHz coexistence filters on May 4, 2020 with a tier-1 consumer-focused OEM. We expect to begin production for this new design in the September quarter of calendar of the current year.

With the FCC’s decision to increase the available spectrum for WiFi with the ratification of 5.9-7.1 GHz., new filters will be needed that can operate at high frequency with ultra-wide bandwidth. This new spectrum is called WiFi 6E. We expect to deliver both standard products and custom filters to address this new market over the next 12 months and beyond. To this end, we announced our first WiFi 6E filter on June 8, 2020, a 5.5 GHz XBAWTM filter solution with 675 MHz of bandwidth. We are currently sampling this filter with multiple OEMs, ODMs and SoC makers.

In April 2018 we announced the AKF-1938 filter in the 3.8 GHz band, adjacent to emerging 5G mobile frequency auctions. In July 2018, we announced that we signed our first customer, a large military OEM with annual revenue of over $1 billion. We received revenue from this product in the second quarter of fiscal 2019, with follow-on new orders received in calendar 2019. This customer asked us to produce five additional S-band filters on July 19, 2019. We delivered these filters in December 2019 and expect to go into production in the second half of calendar 2020. On February 19, 2020, we received a development order from a second defense customer for an unmanned aircraft system filter for drones. On April 29, 2020, we announced shipment of the first samples to the customer and expect to receive a commercial order for this filter by the end of March 2021.

On December 3, 2019, we announced our first 5G network infrastructure order for small cell base station equipment from a tier-1 OEM. On February 3, 2020, we announced our first volume order for a second 5G small cell network infrastructure filter from the same customer. On April 8, 2020, we announced this volume order which led to our first design win in 5G small cell filters from this customer, which is expected to go into production in the September quarter of calendar 2020. We announced a third filter development order on May 8, 2020, for another 5G small cell filter that is expected to go into production in the second half of calendar 2020. As we announced on May 8, 2020, we are now engaged with over five OEMs and ODMs that are sampling our small cell filters.

On January 30, 2020, we announced that we had design-locked our XBAWTM filter for Citizen’s Broadband Radio Service (CBRS). This network is expected to begin roll-out in the second half of calendar 2020 once the priority access licenses are auctioned off by the FCC. Originally slated for late June, the auction has been delayed by the Coronavirus epidemic, and the timing of the auction could experience further delay.

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

On August 13, 2019, we announced an order to develop two additional 5G mobile filters from a tier-1 telecommunications company. We announced the delivery of the two filters to the customer on December 16, 2019 and received an order for additional samples. On January 7, 2020, we announced our first wafer level package demonstrator for mobile devices which we expect to complete and deliver fully qualified samples by the end of calendar 2020.

Akoustis has added 14 filters to its product catalog including a 5.6 GHz WiFi filter, a 5.2 GHz WiFi filter, a 5.5 GHz WiFi-6E filter, three small cell 5G network infrastructure filters including two Band n77 filters and one Band n79 filter, a 3.8 GHz filter and five S-Band filters for defense phased-array radar applications, a 3.6 GHz filter for the CBRS 5G infrastructure market and a C-Band filter for the unmanned aircraft systems (UAS) market. The Company is also developing several new filters for the sub-7 GHz bands targeting 5G mobile device, network infrastructure, WiFi CPE and defense markets. 12 of the 14 filters were completed in fiscal 2020 as our processes and modeling capabilities continue to improve.

Raw Materials

Within its internal manufacturing operation, Akoustis sources raw materials, process gases, metals and other miscellaneous supplies to fabricate its BAW RF filter circuits. Materials range from substrates (used to deposit key piezoelectric materials) to standard dielectric-based laminates (used for packaging of the RF filter circuits). The Company sources at least two types of substrate materials for its BAW process and we have more than one supplier for one material and a single source for the other. Multiple process gases are used for material synthesis, process etching and wafer treatment. While there is more than one supplier for most process gases, the purity levels of such gases may change by source. Hence, either purification or process requalification may be required when purchasing from a second source is required. Akoustis sources various high purity metals for electrode formation and interconnect layers for its RF circuits. Such metals are available in various purity levels and are available from more than one supplier. Other process handling hardware common to the semiconductor industry is available in abundance from multiple suppliers. Consistent with other semiconductor manufacturers, the Company may have to work with all its suppliers to ensure adequate supply of raw materials, process gases and metals as the Company ramps from R&D into high volume manufacturing.

Intellectual Property

We rely on a combination of intellectual property rights, including patents and trade secrets, along with copyrights, trademarks and contractual obligations and restrictions to protect our core technology and business.

In the United States and internationally, as of August 17, 2020, our IP portfolio included 33 patents, including one blocking patent that we have licensed from Cornell University. Additionally, we have 71 active and pending patent applications. These patents cover our XBAWTM RF filter technology from the substrate level through the system application layer. Where possible, we leverage both federal and state level R&D grants to support development and commercialization of our technology.  Our owned patents expire between 2034 and 2038. We intend to continue to innovate and expand our patent portfolio, and when appropriate, we will look to purchase license(s) that grant access to additional intellectual property that enables, enhances or further expands our technical capabilities and/or product.

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

Upon completion of our product development, we will compete directly with these companies to secure design slots inside RFFE module targeting companies that procure filters or internally source filters. While many of our competitors have more resources than we have, we believe that our filter designs will be superior in performance, and we will approach prospective customers as a pure-play filter supplier, offering advantages in performance over the full frequency range at competitive costs. Our challenges will include convincing our customers that we have a strong intellectual property position, that we will be able to deliver in volume, that we will meet their price targets, and that we can satisfy quality, reliability and other requirements. For a list of other competitive factors, see “Item 1A. Risk Factors - We are still developing many of our products, and they may not be accepted in the market.”

Employees

We place an emphasis on hiring the best talent at the right time to enable our core technology and business growth. This includes establishing a competitive compensation and benefits package, thereby enhancing our ability to recruit experienced personnel and key technologists. As of June 30, 2020, we had a total of 95 full-time employees plus 7 part-time and temporary employees. We will continue to hire specific and targeted positions to further enable our technology and manufacturing capabilities as and when appropriate.

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

Since our expectations of potential customers and future demand for our products are based on only limited experience, it is difficult for our management and our investors to accurately forecast and evaluate our future prospects and our revenues. Our proposed progression of our operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the growth of any new business and the development of a product, as well as those risks that are specific to our business in particular. The risks include, but are not limited to, our reliance on third parties to complete some processes for the manufacturing and packaging of our products, the possibility that we will not be able to develop functional and scalable products, or that although functional and scalable, our products and/or services will not be accepted in the market. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that the Company can successfully address these challenges. If it is unsuccessful, the Company and its business, financial condition and operating results will be materially and adversely affected.

We may not generate sufficient revenues to achieve profitability.

We have incurred operating losses since our inception and expect to continue to have negative cash flow from operations. We have only generated minimal revenues from shipment of product while our primary sources of funds have been R&D grants, MEMS foundry services, issuances of our equity, and debt. We have experienced net losses of approximately $103.6 million for the period from May 12, 2014 (inception) to June 30, 2020. Our future profitability will depend on our ability to create a sustainable business model and generate sufficient revenues, which is subject to a number of factors, including our ability to successfully implement our strategies and execute our R&D plan, our ability to implement our improved design and cost reductions into manufacturing of our RF filters, the availability of funding, market acceptance of our products, consumer demand for end products incorporating our products, our ability to compete effectively in a crowded field, our ability to respond effectively to technological advances by timely introducing our new technologies and products, and global economic and political conditions.

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

We are dependent on the proper functioning of our critical facilities, our supply chain and distribution networks and the financial stability of our customers, all of which have been negatively impacted by the COVID-19 pandemic in a manner that may have a materially adverse effect on our business, financial condition or results of operations.

Our ability to manufacture products may be materially adversely impacted by COVID-19.

The COVID-19 pandemic is impacting worldwide economic activity, which has had a corresponding effect on our sales activity. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, and has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. With the ongoing effect of the COVID-19 pandemic in the United States and other countries, it is unclear how economic activity and workflows will continue to be impacted and for how long. Many employers in the United States are requiring their employees to work from home or not come into their offices or facilities. We manufacture primarily out of one facility in Canandaigua, New York. In order to mitigate the risk posed by COVID-19, we have implemented social distancing measures, daily self-health attestations, and mandatory mask  policies, including when warranted by state and local guidelines, the implementation of new staffing plans in our facilities whereby certain employees work remotely  and the remaining on-site force is divided into multiple shifts or segregated in different parts of the facility. Our actions continue to evolve in response to new government measures and scientific knowledge regarding COVID-19. To date, these protocols have not resulted in a decrease in the production capabilities of our facility. However, if the manufacturing capabilities of this facility are adversely impacted as a result of COVID-19, whether by a decrease in productivity caused by precautionary measures or by one or more employees becoming ill, it may not be possible for us to timely manufacture relevant products at required levels or at all. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We also might be unable to obtain certain supplies, product components, or equipment from our suppliers and vendors due to constraints created by COVID-19. For instance, we have observed delays in certain suppliers’ deliveries of materials necessary for us to manufacture our products and in certain vendors’ ability to manufacture equipment used in our production process. Additionally, travel restrictions and stay-at-home orders or similar mandates of foreign and domestic governments have prevented us from visiting suppliers’ facilities as part of our quality control processes and have constrained or delayed visits by out-of-state employees and suppliers to perform installations, maintenance and service. These impacts may delay our launch of new products, adversely affect our ability to deliver customers’ orders timely or in the requested quantities and inhibit our ability to ensure the quality of supplies used in our products.

Our sales may be materially adversely impacted by COVID-19.

Our sales efforts typically function by in-person meetings with customers and potential customers to discuss our products. The method and timing of these meetings has been altered due to stay-at-home orders and travel restrictions relating to COVID-19. This limitation on the ability of our sales personnel to maintain their customary interaction with customers may negatively affect demand for our products. We have also found that potential customers have been forced to slow and reprioritize various product development projects as a result of COVID-19. This disruption to our sales activity and our customers’ businesses, and the resulting delay in the growth of our business, may have a material adverse effect on our results of operations, financial condition and cash flows. Furthermore, a reduction or delay in revenues will prolong our dependence on capital raising to finance our operations.

We previously identified material weaknesses in our internal control over financial reporting that resulted in concluding that our disclosure controls and procedures were not effective as of June 30, 2019. As of June 30, 2020, we had remediated these material weaknesses and have concluded that our disclosure controls and procedures are effective. However, if we fail to maintain effective internal control over financial reporting in the future, material misstatements in our financial statements could occur, harm our reputation or cause investors to lose confidence in the reported financial information, all or any of which could have a material adverse effect on our results of operations and financial condition, which, in turn, could adversely affect the market price of our Common Stock, our access to debt or other capital markets or other aspects of our business, prospects, results of operations or financial condition. Additionally, as we are no longer an “accelerated filer” under SEC rules, we are not required to provide an auditor’s attestation of our assessment of internal control over financial reporting.

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

In our Annual Report on Form 10-K for the year ended June 30, 2019, we identified certain material weaknesses in our internal control over financial reporting as disclosed in Item 9A. As of June 30, 2020, management determined that those material weaknesses had been remediated and that our disclosure controls and procedures are effective. As we are no longer an “accelerated filer” under SEC rules, we are not required to provide an auditor’s attestation of management’s assessment of internal control over financial reporting as of June 30, 2020, although our auditor did provide such an attestation as of June 30, 2019.

If we fail to maintain proper and effective internal controls, we may not detect errors on a timely basis and our financial statements may be materially misstated. Additionally, if we are unable to assert that our internal control over financial reporting is effective, we may not be able to access debt markets, equity investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be adversely affected, and we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Although we believe that our XBAW acoustic wave resonator technology, which utilizes high purity piezoelectric materials, provides material advantages over existing RF filters, and we have developed and are currently developing various methods of integration suitable for implementation of this technology into RF filters, we cannot be certain that our RF filters will be able to achieve or maintain market acceptance. While we have fabricated R&D filters that demonstrate the performance of our XBAW technology, and this technology has been qualified for mass production, the Company is undergoing a critical production ramp to commercial scale. There are no assurances that we can successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields. In addition to our limited operating history, we will depend on a limited number of manufacturers and customers for a significant portion of our revenue in the future and we cannot guarantee their acceptance of our products. Each of these factors may adversely affect our ability to implement our business strategy and achieve our business goals.

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

Future customer demand may require us to significantly increase our manufacturing capacity. There are substantial technical challenges to increasing manufacturing capacity, including equipment acquisition lead times, materials procurement, scaling our manufacturing process, manufacturing site expansion, and the need to significantly increase production yields while maintaining or improving quality control and assurance. Developing commercial-scale manufacturing facilities will require the investment of substantial additional funds and the hiring and retention of additional management, quality assurance, quality control and technical personnel who have the necessary manufacturing experience. The scaling of manufacturing capacity is subject to numerous risks and uncertainties and may lead to variability in product quality or reliability, prolonged construction timelines, as well as resources required to acquire, install and maintain manufacturing equipment, among others, all of which can lead to unexpected delays in manufacturing output. Additionally, the production of our products must occur in a highly controlled and clean environment to minimize particles and other yield- and quality-limiting contaminants. Weaknesses in process control or minute impurities in materials may cause a substantial percentage of defective products. We may not be able to maintain stringent quality controls and contamination problems could arise. Material defects in our products could result in loss or delay of revenues, delayed market acceptance, damage to our reputation, lost customers, legal claims, increased insurance costs or increased service and warranty costs. If we are unable to successfully scale up our manufacturing operations to meet customer demand, our business growth could be materially adversely affected.

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

We contract with a number of large service providers and product companies that have considerable bargaining power, which may require us to agree to terms and conditions that could have an adverse effect on our business or ability to recognize revenues.

Large service providers and product companies comprise a significant portion of our current and target customer bases. These customers generally have greater purchasing power than smaller entities and, accordingly, often request and receive more favorable terms from suppliers, including us. As we seek to expand our sales to existing customers and acquire new customers, we may be required to agree to terms and conditions that are favorable to our customers and that may affect the timing of our ability to recognize revenue, increase our costs and have an adverse effect on our business, financial condition, and results of operations. Furthermore, large customers have increased buying power and ability to require onerous terms in our contracts with them, including pricing, warranties, and indemnification terms. If we are unable to satisfy the terms of these contracts, it could result in liabilities of a material nature, including litigation, damages, additional costs, loss of market share and loss of reputation. Additionally, the terms these large customers may require, such as most-favored customer or exclusivity provisions with respect to specific products, may impact our ability to do business with other customers and generate revenues from such customers.

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

Any disruption caused by these factors could harm our business, results of operations, financial condition, liquidity and prospects. Risks associated with potential operations, commitments and investments outside of the U.S. include but are not limited to risks of:

●	global and local economic, social and political conditions and uncertainty;

●	currency exchange restrictions and currency fluctuations;

●	war or terrorist attack;

●	local outbreak of disease, such as COVID-19;

●	renegotiation or nullification of existing contracts or international trade arrangements;

●	labor market conditions and workers’ rights affecting our manufacturing operations or those of our customers;

●	macro-economic conditions impacting key markets and sources of supply;

●	changing laws and policies affecting trade, taxation, financial regulation, immigration, and investment;

●	compliance with laws and regulations that differ among jurisdictions, including those covering taxes, intellectual property ownership and infringement, imports and exports, anti-corruption and anti-bribery, antitrust and competition, data privacy, and environment, health, and safety; and

●	general hazards associated with the assertion of sovereignty over areas in which operations are conducted, transactions occur, or counterparties are located.

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

Changes in government trade policies, including the imposition of tariffs, export restrictions, sanctions, or other retaliatory measures could limit our ability to sell our products to certain customers, which may materially adversely affect our sales and results of operations.

The U.S. or foreign governments may take administrative, legislative or regulatory action that could materially interfere with our ability to sell products in certain countries, particularly in China. For example, beginning in May 2018, the U.S. has imposed tariffs, ranging from 7.5% to 25% on approximately two-thirds of U.S. imports from China, including certain electronic components and equipment. China has taken retaliatory actions, including imposing tariffs on certain U.S. exports effective September 1, 2019. While the imposition of these tariffs did not have a direct, material adverse impact on our business during fiscal year ended June 30, 2020, the direct and indirect effects of tariffs and other restrictive trade policies are difficult to measure and are only one part of a larger U.S./China economic and trade policy disagreement.

For example, U.S. government actions targeting exports of certain technologies to and from China are becoming more pervasive. In 2018, the U.S. adopted new laws designed to address concerns about the export of emerging and foundational technologies to China. In addition, in May 2019, President Trump issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of information communications technology in transactions that imposed undue national security risks. In May 2020, President Trump issued a similar executive order regarding potential foreign threats to the US bulk-power system from foreign adversaries. Also in May 2020, the U.S. Department of Commerce took actions to restrict Chinese entities’ access to U.S. technologies. In response to these and other U.S. actions, China could determine to take countermeasures against U.S. companies doing business in or with China. These series of actions and other types of countermeasures could lead to additional restrictions on the export of products that include or enable certain technologies, including products we could potentially provide to China-based customers.

Furthermore, the imposition of tariffs on our potential customers’ products that are imported from China to the U.S. could harm sales of such products, which could indirectly harm our business. We cannot predict what actions may ultimately be taken with respect to tariffs, export controls, countermeasures, or other trade measures between the U.S. and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation.

The loss or temporary loss of potential foreign customers or the imposition of restrictions on our ability to sell products to such customers as a result of tariffs, export restrictions, sanctions or other U.S. executive or regulatory actions could materially adversely affect our sales, business and results of operations.

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

We face internal and external data security threats. Current, departing or former employees or third parties could attempt to improperly use or access our computer systems and networks to copy, obtain or misappropriate our proprietary information or otherwise interrupt our business. Like other businesses, we are also subject to significant system or network disruptions from numerous causes, including computer viruses and other cyber-attacks, facility access issues, new system implementations and energy blackouts.

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

Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment. For example, the European Union has adopted the General Data Protection Regulation (“GDPR”), which requires companies to comply with rules regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet GDPR requirements could result in penalties of up to the higher of €20 million or 4% of worldwide revenue. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and fluid, and may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these changing laws has caused, and could continue to cause, us to incur substantial costs, which could have an adverse effect on our business and results of operations. Further, failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged non-compliant activity. Finally, even our inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in audits, regulatory inquiries or proceedings against us by governmental entities or others.

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

We are also vulnerable to accidents, electrical blackouts, fires, labor strikes, terrorist activities, war, natural disasters, including hurricanes, earthquakes, floods and tornadoes, and other events beyond our control, and we have not undertaken a systematic analysis of the potential consequences to our business as a result of any such events and do not have an applicable recovery plan in place. We carry business interruption insurance that would compensate us for certain actual losses from interruptions of our business that may occur, however that may not fully cover all losses incurred, any losses or damages incurred could cause our business to materially suffer.

If we are unable to attract and retain qualified personnel to contribute to the development, manufacture and sale of our products, we may not be able to effectively operate our business.

As the source of our technological and product innovations, our key technical personnel represent a significant asset. We believe that our future success is highly dependent on the continued services of our current key officers, employees, and Board members, as well as our ability to attract and retain highly skilled and experienced technical personnel. The loss of their services could have a detrimental effect on our operations. Specifically, the loss of the services of our President and Chief Executive Officer, our Interim Chief Financial Officer, our Executive Vice President of Business Development, our Chief Product Officer, any major changes in our Board or other senior management, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business. The competition for management and technical personnel is intense in the wireless semiconductor industry, and therefore, we cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for the design, development, manufacture and sale of our products.

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

Unsolicited takeover proposals, governance change proposals, proxy contests and certain proposals/actions by activist investors may create additional risks and uncertainties with respect to our financial position, operations, strategies and management, and may adversely affect our ability to attract and retain key employees. Any perceived uncertainties may affect the market price and volatility of our securities.

Public companies in the technology industry have been the target of unsolicited takeover proposals in the past. In the event that a third party, such as a competitor, private equity firm or activist investor makes an unsolicited takeover proposal, or proposes to change our governance policies or board of directors, or makes other proposals concerning our ownership structure or operations, our review and consideration of such proposals may be a significant distraction for our management and employees, and may require us to expend significant time and resources. Such proposals may create uncertainty for our employees, additional risks and uncertainties with respect to our financial position, operations, strategies and management, and may adversely affect our ability to attract and retain key employees. Any perceived uncertainties as to our future direction also may affect the market price and volatility of our securities.

Risks Related to Our Intellectual Property

If we fail to obtain, maintain and enforce our intellectual property rights, we may not be able to prevent third parties from using our proprietary technologies.

Our long-term success largely depends on our ability to market technologically competitive products which, in turn, largely depends on our ability to obtain and maintain adequate intellectual property protection and to enforce our proprietary rights without infringing the proprietary rights of third parties. While we rely upon a combination of our patent applications currently pending with the United States Patent and Trademark Office (“USPTO”), our trademarks, copyrights, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies, there can be no assurance that:

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

In the United States and internationally we had seventy-one pending patent applications as of August 17, 2020; however, there is no assurance that any of the pending applications or our future patent applications will result in patents being issued, or that any patents that may be issued as a result of existing or future applications will provide meaningful protection or commercial advantage to us.

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

Even if all of our pending patent applications are granted and result in registration of our patents, we cannot predict the breadth of claims that may be allowed or enforced, or that the scope of any patent rights could provide a sufficient degree of protection that could permit us to gain or keep our competitive advantage with respect to these products and technologies. For example, we cannot predict:

●	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to make, use, sell, offer to sell or import competitive products without infringing our patents;

●	if and when patents will be issued;

●	if third parties will obtain patents claiming inventions similar to those covered by our patents and patent applications;

●	if third parties have blocking patents that could be used to prevent us from marketing our own patented products and practicing our own technology; or

●	whether we will need to initiate litigation or administrative proceedings (e.g., at the USPTO) in connection with patent rights, which may be costly whether we win or lose.

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

If we pursue any infringement proceeding, a court may decide that a patent of ours or one of our licensors is not valid or is unenforceable or may refuse to stop the other party from using the relevant technology on the grounds that our patents do not cover the technology in question. Additionally, any enforcement of our patents may provoke third parties to assert counterclaims against us. Some of our current and potential competitors have the ability to dedicate substantially greater resources to enforcing their intellectual property rights than we have. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, which could reduce the likelihood of success of, or the amount of damages that could be awarded resulting from, any infringement proceeding we pursue in any such jurisdiction. An adverse result in any infringement litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing, which could limit the ability of our filters to compete in those jurisdictions.

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

We believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, maintaining goodwill, and maintaining or increasing market share. We currently have five trademarks that we have filed to register with the USPTO  including the Akoustis and XBAW  marks and the XBAW logo - and we may expend substantial cost and effort in an attempt to register new trademarks and maintain and enforce our trademark rights. If we do not adequately protect our rights in our trademarks from infringement, any goodwill that we have developed in those trademarks could be lost or impaired.

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

In addition to the protection afforded by patents and trademarks, we seek to rely on copyright, trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our processes that involve proprietary know-how, information or technology that is not covered by patents. For Akoustis, this includes chip layouts, circuit designs, resonator layouts and implementation, and MEMS resonator device engineering. Although we require all of our employees and certain consultants and advisors to assign inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, our trade secrets and other proprietary information may be disclosed, or competitors may otherwise gain access to such information or independently develop substantially equivalent information. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or maintain the competitive advantage that we believe is provided by such intellectual property, which would weaken our competitive market position, and materially adversely affect our business and operational results.

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

Our operations have consumed substantial amounts of cash since inception. We have incurred losses since our incorporation and formation in 2014. We anticipate that our operating expenses will increase in the foreseeable future as we continue to pursue the development of our patent-pending high purity piezoelectric materials technology, invest in marketing, sales and distribution of our RF filters to grow our business, acquire customers, commercialize our technology in the mobile wireless market and continue to invest in our manufacturing facility in Canandaigua, NY. These efforts may prove more expensive than we currently anticipate, and we may not succeed in generating sufficient revenues to offset these higher expenses. In addition, we expect to incur significant expenses related to regulatory requirements and our ability to obtain, protect, and defend our intellectual property rights.

We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

To date, we have financed our operations through a mix of investments from private investors, public offerings of equity and debt securities, foundry services revenue, RF filter revenue, and grant funding, and we expect to continue to utilize such means of financing for the foreseeable future. Additional funding from those or other sources may not be available when or in the amounts needed, on acceptable terms, or at all. If we raise additional capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then existing stockholders, which could be significant depending on the price at which we may be able to sell our securities and the amount of securities we issue. If we raise additional capital through the incurrence of indebtedness, such as our convertible notes due in 2023, we may become subject to additional covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support research and development, or commercialization activities. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate the production and sale of our RF filter products, our R&D programs for our acoustic wave filter technology or any future commercialization efforts. Any of these events could materially and adversely affect our business, financial condition and prospects, and could cause our business to fail.

We may not be entitled to forgiveness of our recently received Paycheck Protection Program loan, and our application for the Paycheck Protection Program loan could in the future be determined to have been impermissible or could result in damage to our reputation.

On May 20, 2020, we received loan proceeds of approximately $1.6 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act administered by the U.S. Small Business Administration (the “SBA”). We are using the PPP Loan to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan is evidenced by a promissory note, dated as of May 20, 2020, issued in favor of Bank of America, NA, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan is scheduled to mature two years from the date of funding of the PPP Loan and accrues interest at a rate of 1.00% per annum.

In connection with applying for the PPP Loan, we were required to certify, among other things, that the economic uncertainty at the time made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our workforce and our need for additional funding to continue operations to offset the effects of the COVID-19 pandemic. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the CARES Act. The certification described above did not contain any objective criteria and is subject to interpretation.

The SBA has issued guidance relating to the Paycheck Protection Program stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any applicable laws or regulations that may apply to us in connection with the PPP Loan or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties, which could also result in adverse publicity and damage to our reputation. Should we be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return the full amount of the PPP Loan. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

Accrued interest on our 6.5% Convertible Senior Notes due 2023 is payable quarterly in cash and we have the ability, at our option, to pay accrued interest on our 6.5% Convertible Senior Secured Notes due 2023 in cash or freely tradable shares of Common Stock. Our ability to make scheduled payments of interest depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt in cash and make necessary capital expenditures. Furthermore, we may not issue Common Stock to make payments of interest to the extent such issuance would violate Nasdaq Marketplace Rule 5635(d), which limits the amount of Common Stock that we may privately issue without prior stockholder approval. Therefore, our ability to repay debt with Common Stock will depend on the capital markets and whether we have obtained stockholder approval for such issuances of Common Stock.

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

We are subject to a number of restrictive covenants relating to certain of our indebtedness, which may restrict our business and financing activities. Additionally, certain of our indebtedness is secured by a first priority lien on our and our subsidiaries assets’, which may limit our ability to obtain additional financing.

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

Additionally, potential lenders or other sources of capital may be less likely to extend financing to us due to their interests’ potential subordination to the first priority lien on substantially all of the Company’s and the Company’s existing and future subsidiaries’ assets securing the Company’s $15.0 million principal amount of 6.5% Convertible Senior Secured Notes due 2023.

Our ability to raise capital may be materially adversely impacted by COVID-19.

A sustained disruption in the capital markets from the COVID-19 pandemic could negatively impact our ability to raise capital. In the past, we have financed our operations primarily by the issuance of equity and debt securities. However, we cannot predict when the macro-economic disruption stemming from COVID-19 will ebb or when the economy will return to pre-COVID-19 levels, if at all. This macro-economic disruption may disrupt our ability to raise additional capital to finance our operations in the future, which could materially and adversely affect our business, financial condition and prospects, and could ultimately cause our business to fail.

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

The overall market and the price of our Common Stock may fluctuate greatly. During the fiscal year ended June 30, 2020, our Common Stock traded on the Nasdaq Capital Market as high as $9.40 and as low as $3.76 per share. An active, liquid and orderly market for our Common Stock may not be sustained, which could depress the trading price of our Common Stock. The trading price of our Common Stock may be significantly affected by various factors, including quarterly fluctuations in our operating results, changes in investors’ and analysts’ perception of the business risks and conditions of our business, issuance of additional shares in connections with strategic transactions or acquisitions we may make, our ability to meet the earnings estimates and other performance expectations of financial analysts or investors, unfavorable commentary or downgrades of our stock by equity research analysts, and general economic or political conditions.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our stockholders. The Company is authorized to issue an aggregate of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. We may issue additional shares of our Common Stock or other securities that are convertible into or exercisable for our Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. In addition, as of August 17, 2020, warrants and options to purchase 395,700 and 2,292,415 shares, respectively, of our Common Stock were outstanding. Additionally, our outstanding convertible senior notes were convertible into approximately 4.96 million shares of Common Stock on such date. The future issuance of additional shares of our Common Stock may create downward pressure on the trading price of the Common Stock. We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

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

Our Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock with powers, rights and preferences designated by it. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company. The ability of the Board to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons supporting of the Board of Directors could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

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

Our bylaws provide, subject to certain exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our bylaws provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for any claims, including any derivative actions or proceedings brought on our behalf, (1) that are based upon a violation of a duty by a current or former director or officer or stockholder in such capacity or (2) that may be brought in the Court of Chancery pursuant to the Delaware General Corporation Law. Any person or entity purchasing or otherwise acquiring any interest in shares of our common stock shall be deemed to have notice of and to have consented to the provisions of our bylaws described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision that is contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.

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

As a smaller reporting company and a non-accelerated filer, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects and may cause investors to find our Common Stock less attractive.

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects. For instance, as a “smaller reporting company,” which is generally defined as a company with less than $250 million of public float or a company with less than $100 million in annual revenues and either no public float or a public float of less than $700 million, we may elect to provide simplified executive compensation disclosures in our filings and take advantage of other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in our annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects. Additionally, under current SEC rules, we are no longer an “accelerated filer” and so not required to include an auditor attestation of the effectiveness of our internal control over financial reporting in this Annual Report on Form 10-K. We cannot predict if investors will find our Common Stock less attractive because we may rely on these reduced requirements. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and the price of shares of our Common Stock may be more volatile.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our current headquarters in Huntersville, NC is 22,000 square feet, and its base rent is approximately $21,000 per month with a term expiring February 2023. On June 26, 2017, the Company acquired a 120,000 square foot MEMS fabrication facility in Canandaigua, NY, which as of June 30, 2020 houses 50 employees (the “NY Facility”). In connection with the offering and sale of senior secured convertible notes in May 2018, the Company granted a first priority lien to The Bank of New York Mellon Trust Company, N.A. on substantially all of its current and future assets, including a mortgage on the NY Facility. Additionally, the Company has entered into a Lease and Project Agreement and a Company Lease Agreement with the Ontario County Industrial Development Agency, a public benefit corporation of the State of New York (the “OCIDA”), covering the NY Facility, pursuant to which the Company leases the NY Facility to the OCIDA for nominal consideration and the OCIDA leases the NY Facility back to the Company for annual rent payments set forth in such agreements. The Company believes its facility in Huntersville, NC, along with the NY Facility, will be suitable and sufficient to meet the Company’s needs for the next several years.

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

As of August 17, 2020, 38,067,550 shares of our Common Stock were issued and outstanding and were held by approximately 119 stockholders of record.

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

Warrants and Options

As of June 30, 2020, there were outstanding warrants and options to purchase 395,700 shares of our Common Stock and 2,294,415 shares of our Common Stock, respectively.

Equity Compensation Plan Information

The following table provides information as of June 30, 2020, relating to our equity compensation plans, under which grants of options, restricted stock, and other equity awards may be made from time to time:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders - options	2,294,415	(1)	$5.84	3,758,226	(3)
Equity compensation plans approved by security holders – restricted stock units	1,580,586	(2)	$0.00	‒
Equity compensation plans not approved by security holders	‒		‒	‒

Total	3,875,001			3,758,226	(3)

(1)	Consists of (i) 160,000 shares of Common Stock issuable upon the exercise of outstanding options issued under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), (ii) 990,207 issuable under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”), (iii) and 1,144,208 issuable under the Company’s 2018 Stock Incentive Plan (the “2018 Plan”).

(2)	Consists of 344,500 shares of Common Stock to be issued upon the vesting of outstanding restricted stock units issuable under the 2016 Plan (the “2016 Plan”) and 1,236,086 issuable under the 2018 Plan.

(3)	As of June 30, 2020, 3,758,226 additional shares of Common Stock remained available for future issuance under the 2018 Plan. No additional grants will be made under the Company’s 2014 Stock Plan (the “2014 Plan”), the 2015 Plan or the 2016 Plan.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended June 30, 2020 that were not registered under the Securities Act, other than as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC.

Repurchases

Unvested restricted stock awards granted under the 2014 Plan and the 2015 Plan are subject to repurchase options upon certain terminations of the respective recipient’s service with the Company. Under the terms of the respective award agreements, repurchases will generally be made for no value or for par value. As of June 30, 2020, 55,500 shares of restricted stock remained subject to repurchase options that expire as the restricted shares vest generally through August 2020. We repurchased 1,000 shares of restricted stock pursuant to these repurchase options during the fiscal year ended June 30, 2020.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this Annual Report on Form 10-K. See also the “Cautionary Note Regarding Forward-Looking Information” on page ii of this Report.

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

Overview and Plan of Operation

Akoustis® is an emerging commercial product company focused on developing, designing, and manufacturing innovative RF filter solutions for the wireless industry, including for products such as smartphones and tablets, network infrastructure equipment, WiFi Customer Premise Equipment (“CPE”) and defense applications. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RF front-end (“RFFE”). Located between the device’s antenna and its digital backend, the “RFFE” is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. We have developed a proprietary microelectromechanical system (“MEMS”) based bulk acoustic wave (“BAW”) technology and a unique manufacturing process flow, called “XBAW”, for our filters produced for use in RFFE modules. Our XBAWTM filters incorporate optimized high purity piezoelectric materials for high power, high frequency and wide bandwidth operation. We own and/or have filed applications for patents on the core resonator device technology, manufacturing facility and intellectual property (“IP”) necessary to produce our RF filter designs and operate as a “pure-play” RF filter supplier, aligning with the front-end module manufacturers that seek to acquire high performance filters to expand their module businesses.

Our initial RF filter designs target ultra-high band, sub 7 GHz 4G/LTE, 5G, WiFi and defense bands and we expect our filter solutions will address problems (such as loss, bandwidth, power handling, and isolation) created by this growing number of frequency bands in the RFFE of mobile devices, infrastructure and premise equipment. We have prototyped, sampled and begun commercial shipments of our single-band low-loss BAW filter designs for 4G/LTE frequency bands, 5G frequency bands and 5GHz WiFi bands, which are suited to competitive BAW solutions and historically cannot be addressed with low-band, lower power handling surface acoustic wave (“SAW”) technology.

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

Please see Item 1. Business for more information.

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

Results of Operations

Our results of operations are presented for the fiscal years ended June 30, 2020 and June 30, 2019.

Year Ended June 30, 2020 Compared to Year Ended June 30, 2019

Revenue

The Company recorded revenue of $1.8 million for the year-ended June 30, 2020 as compared to $1.4 million for the year ended June 30, 2019. The increase of $0.4 million was primarily due to an increase in filter revenue of $0.5 million and an increase in engineering services of $0.2 million. These increases were partially offset by a decrease in MEMS revenue of $0.3 million, a product line that the Company exited during fiscal year 2020, and a decrease in grant revenue of $0.1 million.

Cost of Revenue

The Company recorded cost of revenue of $2.4 million in fiscal year 2020 as compared to $1.0 million for fiscal year 2019. The $1.4 million increase is primarily due to costs associated with filter revenue which increased by $1.1 million as well as a write-down of inventory to net realizable value (“NRV”) in the amount of $0.4 million. Cost of revenue includes direct labor, material, NRV adjustments, and facility costs primarily associated with the foundry services revenue, manufacturing of filter product and engineering services.

Research and Development Expenses

R&D expenses were $20.5 million for the year ended June 30, 2020, which were $1.4 million, or 8%, higher than the prior year amount of $19.1 million. The year-over-year increase was primarily in the areas of R&D personnel, stock-based compensation, depreciation, and facility costs. R&D expenses include personnel costs, stock-based compensation, facility and material costs and depreciation expense. Personnel costs, including stock-based compensation, increased by $0.5 million over fiscal year 2019 primarily due to R&D personnel in our acquired NY Facility, as well as incremental R&D hires in our North Carolina location. Depreciation expense increased by $0.6 million and 25% due to additional capital expenditures placed into service in fiscal year 2020. In addition, facility and material costs, which include utilities, repair and maintenance, R&D supplies and equipment parts, increased by $0.2 million compared to the prior year.

General and Administrative Expenses

General and administrative (“G&A”) costs include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. General and administrative expenses for the year ended June 30, 2020 were $10.9 million versus $8.9 million for the comparative period ended June 30, 2019. The increase of $2.0 million, or 22%, was primarily driven by an increase in compensation, including stock-based compensation and severance expense of $1.2 million, an increase in professional fees of $0.4 million and an increase in sales and marketing expense of $0.2 million.

Other Income/(Expense)

Other expenses for the year ended June 30, 2020 were $4.1 million compared to other expenses of $1.7 million in fiscal year 2019. The $2.4 million increase in expense was due to an increase debt discount amortization of $1.3 million, an increase in interest expense of $0.2million, a decrease in interest income of $0.2 million and changes in the real estate contingent liability and derivative liabilities which resulted in reduced gains of $0.6 million.

Net Loss

The Company recorded a net loss of $36.1 million for the year ended June 30, 2020, compared to a net loss of $29.2 million for the year ended June 30, 2019. The year-over-year incremental loss of $6.9 million, or 23.6%, was primarily driven by an increase in interest expense of $1.7 million, higher personnel costs of $2.3 million (primarily related to research and development), an increase in R&D/Fabrication supplies of $0.2 million, an increase in depreciation expense of $0.6 million, an increase in general expenses (primarily professional fees) of $0.8 million and an increase in valuation of contingent liabilities of $0.6 million.

Liquidity and Capital Resources

Since inception, the Company has recorded approximately $1.1 million of revenue from contract research and government grants and $2.4 million of revenue from microelectromechanical systems (“MEMS”) foundry and engineering review services. Our operations thus far have been funded primarily with sales of equity and debt securities, as well as contract research and government grants, foundry services and engineering services.

The Company had $44.4 million of cash on hand as of June 30, 2020, which reflects an increase of $14.2 million compared to $30.2 million as of June 30, 2019. The $14.2 million increase is primarily due to $43.1 million of cash proceeds from sales of common stock, $1.6 million received from a PPP loan, and $0.7 million received from various equity plans. Offsetting the cash proceeds were cash used in operating activities of $21.3 million and cash used for capital expenditures of $9.9 million.

Financing Activities

On May 8, 2020, the Company entered into an ATM Equity OfferingSM Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc. and Piper Sandler & Co. (each, a “Sales Agent” and, together, the “Sales Agents”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Sales Agents shares of Common Stock having an aggregate offering price of up to $50,000,000. Sales, if any, may be made by means of transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including block trades, ordinary brokers’ transactions on the Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or by any other method permitted by law. As of June 30, 2020, the Company had sold 1,392,661 shares of Common Stock under the Sales Agreement for proceeds of approximately $11.0 million, net of approximately $0.2 million of compensation paid to the sales agents, but excluding transaction expenses.

On May 20, 2020, Akoustis, Inc., the operating subsidiary of the Company, issued a promissory note (the “Promissory Note”) in favor of Bank of America, NA (the “Lender”) that provides for a loan in the principal amount of $1.6 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which is administered by the United States Small Business Administration (the “SBA”). The PPP Loan is scheduled to mature two years from the date of funding of the PPP Loan (the “Maturity Date”) and accrues interest at a rate of 1.00% per annum. Payments under the PPP Loan are deferred for the first sixteen months of its term. Commencing 60 days from the funding of the PPP Loan, but not more than sixteen months from the funding of the PPP Loan, Akoustis, Inc. is obligated to apply to the Lender for loan forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the PPP, including for payroll costs and mortgage interest, rent and utility costs. If the SBA confirms full forgiveness of the unpaid balance of the PPP Loan, and reimburses the Lender for the total outstanding principal and interest due under the PPP Loan, then the loan will be deemed satisfied in full. If the SBA does not confirm full forgiveness of the PPP Loan, then the Lender will establish repayment terms of the outstanding principal and interest due under the PPP Loan. No assurance is provided that Akoustis, Inc. will obtain forgiveness of the PPP Loan in whole or in part. The Promissory Note contains customary events of default relating to, among other things, payment defaults and provisions of the Promissory Note.

Balance Sheet and Working Capital

June 30, 2020 Compared to June 30, 2019

As of June 30, 2020, the Company had current assets of $46.2 million made up primarily of cash on hand of $44.3 million. As of June 30, 2019, current assets were $31.7 million comprised primarily of cash on hand of $30.1 million. The $14.5 million increase is primarily due to an increase in cash on hand of $14.2.

Property, Plant and Equipment was $23.6 million as of June 30, 2020 as compared to a balance of $15.2 million as of the year ended June 30, 2019. The approximate $8.4 million year-over-year increase is primarily due to the purchase of equipment for the NY facility of $11.4 million primarily offset by depreciation of $3.0 million.

Total assets as of June 30, 2020 and June 30, 2019 were $71.4 million and $47.9 million, respectively.

Current liabilities as of June 30, 2020 were $6.1 million and increased year-over-year by $2.5 million which was primarily due to increases in fixed asset purchase commitments and employee compensation accruals.

Long-term liabilities totaled $23.8 million as of June 30, 2020, compared to $18.3 million for the prior year period. The increase of $5.5 million was primarily due to the changes in the convertible debt offerings of $3.4 million, addition of the PPP loan of $1.6 million and the addition of a lease liability of $0.5 million.

Stockholders’ equity was $41.5 million as of June 30, 2020, compared to $26.0 million as of June 30, 2019. Additional paid-in-capital (“APIC”) was $145.1 million as of June 30, 2020 and increased by $51.7 million. The year-over-year increase was primarily due to an increase from net proceeds of $42.9 million for the issuance of common stock during the year, common stock issued for services in the amount of $6.7 million, proceeds from exercise of warrants and options of $0.7 million and common stock issued in payment of convertible note interest of $1.0 million. The $15.5 million increase in stockholders’ equity consisted of the $51.7 million increase in APIC reduced by the $36.1 million net loss recorded for the year ended June 30, 2020.

Cash Flow Analysis

Year Ended June 30, 2020 Compared to the Year Ended June 30, 2019

Operating activities used cash of $21.3 million during the year ended June 30, 2020 and $17.7 million for the 2019 comparative period. The $3.6 million year-over-year increase in cash used was attributable to higher operating expenses associated with the ramp up of development and commercialization activities (primarily R&D personnel and material costs), higher spend on G&A costs for support personnel and professional fees and increase in depreciation expense.

Investing activities used cash of $9.9 million for the year ended June 30, 2020 compared to $4.9 million for the comparative year ended June 30, 2019. The $5.0 million year-over-year decrease was primarily due to decreased spend on R&D equipment.

Financing activities provided cash of $45.5 million for the year ended June 30, 2020 versus $37.9 million for the 2019 comparative period. The $7.5 million increase was due to additional proceeds from common stock offset by lower proceeds from convertible notes issued during the period compared to the prior period.

Off-Balance Sheet Transactions

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2020.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Akoustis Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akoustis Technologies, Inc. (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases in fiscal 2020 due to the adoption of the guidance in ASC Topic 842, Leases (“Topic 842”).

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY
August 21, 2020

Akoustis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30,	June 30,
	2020	2019

Assets

Assets:
Cash and cash equivalents	$44,308	$30,054
Accounts receivable	351	285
Inventory	136	94
Other current assets	1,408	1,288
Total current assets	46,203	31,721

Property and equipment, net	23,605	15,178

Intangibles, net	544	388

Assets held for sale, net	21	300

Operating lease right-of-use asset, net	699	—
Restricted cash	100	100
Other assets	261	262
Total Assets	$71,433	$47,949

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$5,899	$3,211
Contingent real estate liability	—	446
Operating lease liability-current	231	—
Deferred revenue	—	5
Total current liabilities	6,130	3,662

Long-term Liabilities:
Convertible notes payable, net	21,628	18,215
Operating lease liability-non current	472	—
Loans payable	1,591	—
Other long-term liabilities	117	117
Total long-term liabilities	23,808	18,332

Total Liabilities	29,938	21,994

Stockholders’ Equity
Preferred Stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,990,380 and 30,140,955 shares issued and outstanding at June 30, 2020 and June 30, 2019, respectively	38	30
Additional paid in capital	145,072	93,399
Accumulated deficit	(103,615)	(67,474)
Total Stockholders’ Equity	41,495	25,955
Total Liabilities and Stockholders’ Equity	$71,433	$47,949

See accompanying notes to the consolidated financial statements.

Akoustis Technologies, Inc.

Consolidated Statements of Operations

 (In thousands, except per share data)

	For the Year Ended June 30, 2020	For the Year Ended June 30, 2019

Revenue	$1,790	$1,443

Cost of revenue	2,414	1,013

Gross profit	(624)	430

Operating expenses
Research and development	20,523	19,075
General and administrative expenses	10,891	8,922
Total operating expenses	31,414	27,997

Loss from operations	(32,038)	(27,567)

Other (expense) income
Interest (expense) income	(4,573)	(2,886)
Rental income	181	270
Change in fair value of contingent real estate liability	445	785
Change in fair value of derivative liabilities	(155)	150
Total Other (expense) income	(4,102)	(1,681)
Net loss	$(36,140)	$(29,248)

Net loss per common share - basic and diluted	$(1.07)	$(1.06)

Weighted average common shares outstanding - basic and diluted	33,698,502	27,512,426

See accompanying notes to the consolidated financial statements.

Akoustis Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2020 and 2019

(In thousands)

	Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2018	22,203	$22	$52,074	$(38,246)	$13,850

Cumulative-effect adjustment from adoption of ASC 606	—	—	—	20	20
Common stock issued for cash, net of issuance costs	7,363	8	28,652	—	28,660
Common stock issued for services	291	—	6,684	—	6,684
Common stock issued for exercise of options	29	—	200	—	200
Common stock issued for exercise of warrants	92	—	70	—	70
ESPP purchase	17	—	99	—	99
Intrinsic value of beneficial conversion feature	—	—	3,951	—	3,951
Vesting of restricted shares	—	—	648	—	648
Common stock issued in payment of note interest	167	—	1,021	—	1,021
Repurchase and retirement of common shares	(21)	—	—	—	—
Net loss	—	—	—	(29,248)	(29,248)
Balance, June 30, 2019	30,141	$30	$93,399	$(67,474)	$25,955

Common stock issued for cash, net of issuance costs	6,913	7	42,913	—	42,920
Common stock issued for services	592	1	6,733	—	6,734
Common stock issued for exercise of options	37	—	203	—	203
Common stock issued for exercise of warrants	205	—	139	—	139
Common stock issued for equipment purchase	5	—	40	—	40
ESPP purchase	60	—	367	—	367
Vesting of restricted shares	—	—	303	—	303
Common stock issued in payment of note interest	138	—	975	—	975
Repurchase and retirement of common shares	(101)	—	—	—	—
Net loss	—	—	—	(36,141)	(36,141)
Balance, June 30, 2020	37,990	$38	$145,072	$(103,615)	$41,495

See accompanying notes to the consolidated financial statements.

Akoustis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended	For the Year Ended
	June 30, 2020	June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,140)	$(29,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,080	2,497
Stock-based compensation	6,734	7,240
Non-cash interest payments	975	1,017
(Gain)/Loss on disposal of assets	14	(50)
Impairment on assets held for sale	—	—
Change in fair value of derivative liabilities	155	(150)
Amortization of debt discount	3,258	1,984
Amortization of operating lease right of use asset	108	—
Change in fair value of contingent real estate liability	(446)	(785)
Changes in operating assets and liabilities:
Accounts receivable	(66)	(70)
Inventory	(42)	(36)
Other current asset	(120)	(462)
Other assets	—	(250)
Accounts payable and accrued expenses	1,293	710
Long-term lease liabilities	(103)	—
Deferred revenue	(5)	(65)
Net Cash Used in Operating Activities	(21,305)	(17,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(9,750)	(4,750)
Cash received from sale of fixed assets	60	33
Cash paid for intangibles	(201)	(174)
Net Cash Used in Investing Activities	(9,891)	(4,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	43,150	28,660
Proceeds from exercise of warrants	139	70
Proceeds from exercise of employee stock options	203	200
Proceeds from employee stock purchase plan	367	99
Proceeds received from notes, net	1,591	—
Proceeds received from convertible notes, net	—	8,867
Net Cash Provided by Financing Activities	45,450	37,896

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	14,254	15,337
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	30,154	14,817
Cash, Cash Equivalents and Restricted Cash - End of Period	$44,408	$30,154

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$—	$—
Interest	$650	$443

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock compensation payable	$303	$93
ASC 606 transition adjustment	—	20
Reclassification of fixed assets to assets held for sale, net	$49	$33
Vesting of restricted shares	$—	$648
Common stock issued in payment of note interest	$975	$1,021
Asset purchase using common stock	40	—
Debt issuance costs included in accounts payable and accrued expenses	$230	$(30)
Intrinsic value of beneficial conversion feature	$—	$3,951

See accompanying notes to the consolidated financial statements.

AKOUSTIS TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

Note 1. Organization

Akoustis Technologies, Inc. (“the Company”) was incorporated on April 10, 2013, and effective December 15, 2016, the Company changed its state of incorporation to the State of Delaware. Through its subsidiary, Akoustis, Inc. (a Delaware corporation), the Company, headquartered in Huntersville, North Carolina, is focused on developing, designing, and manufacturing innovative radio frequency (“RF”) filter products for the wireless industry, including for products such as smartphones and tablets, cellular infrastructure equipment, WiFi Customer Premise Equipment (“CPE”), and military and defense communication applications. Located between the device’s antenna and its digital backend, the RF front-end (“RFFE”) is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. To construct the resonator devices that are the building blocks for its RF filters, the Company has developed a family of novel, high purity acoustic piezoelectric materials as well as a unique microelectromechanical system (“MEMS”) wafer process, collectively referred to as XBAW™ technology. The Company leverages its integrated device manufacturing (“IDM”) business model to develop and sell high performance RF filters using its XBAWTM technology. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RFFE.

Note 2. Liquidity

At June 30, 2020, the Company had cash and cash equivalents of $44.4 million and working capital of $40.1 million. The Company has historically incurred recurring operating losses and has experienced net cash used in operating activities of $21.3 million for the year ended June 30, 2020 which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date.

As of August 17, 2020, the Company had $39.3 million of cash and cash equivalents, which the Company expects to be sufficient to fund its operations beyond the next twelve months from the date of filing of this Form 10-K. These funds will be used to fund the Company’s operations, including capital expenditures, R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. The Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional financing in a timely fashion and on acceptable terms, its financial condition and results of operations may be materially adversely affected and it may not be able to continue operations or execute its stated commercialization plan.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits; as of June 30, 2020, approximately $44.1 million was uninsured.

Restricted Cash

Restricted cash at June 30, 2020 and June 30, 2019 represents a retained balance obligation included in a deposit account control agreement required by the Company’s 6.5% Convertible Senior Secured Notes due 2023 issued in May 2018. The restriction on the cash will lapse in conjunction with the extinguishment of the debt.

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

Intangible assets, net

Intangible assets consist of patents, and trademarks. Applicable long–lived assets are amortized over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents. Estimates of useful lives and periods of expected revenue generation are reviewed for appropriateness and are based upon management’s judgment. Patents are amortized on the straight-line method over their useful lives of 15 years.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the years ended June 30, 2020 and 2019 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Convertible Notes	4,960,800	4,960,800
Options	2,294,415	2,127,317
Warrants	395,700	633,343
Total	7,650,915	7,721,460

Shares Outstanding

Shares outstanding include shares of restricted stock with respect to which restrictions have not lapsed. Shares of restricted stock are included in the calculation of weighted average shares outstanding. Restricted stock included in reportable shares outstanding were as follows as of June 30, 2020 and 2019.

	June 30, 2020	June 30, 2019
Shares of restricted stock included in reportable shares outstanding	109,250	265,000

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

The Company elected the transition package of practical expedients, under which the Company does not have to reassess (1) whether any expired or existing contracts are leases, or contain leases, (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. Further, the Company elected the practical expedient not to separate lease and non-lease components for substantially all its classes of leases and to account for the combined lease and non-lease components as a single lease component. In addition, the Company made an accounting policy election to exclude leases with an initial term of 12 months or less from the balance sheet. This standard did not have a material impact on the Condensed Consolidated Statement of Operations or Condensed Consolidated Statement of Cash Flows. See Note 12 for further disclosures resulting from the adoption of this new standard.

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

The following table summarizes the revenues of the Company’s reportable segments for the year ended June 30, 2020, (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
MEMS	$265	—	$265
NRE - RF Filters	726	—	726
Filters/Amps	—	799	799
Total	$991	$799	$1,790

The following table summarizes the revenues of the Company’s reportable segments for the year ended June 30, 2019, (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
MEMS	$540	—	$540
NRE - RF Filters	518	—	518
Filters/Amps	—	276	276
Total	$1,058	$276	$1,334

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

The following table summarizes the changes in the opening and closing balances of the Company’s contract asset and liability for the year ended June 30, 2020 and 2019 (in thousands):

	Contract Assets	Contract Liabilities
Balance, June 30, 2019	$140	$5
Closing, June 30, 2020	125	—
Increase/(Decrease)	(15)	(5)

Balance, June 30, 2018	$—	$53
Closing, June 30, 2019	140	5
Increase/(Decrease)	140	(48)

The amount of revenue recognized in the year ended June 30, 2020 that was included in the opening contract liability balance was $5 thousand, which related to filter sales. The amount of revenue recognized in the year ended June 30, 2019 that was included in the opening contract liability balance consisted of $28 thousand that related to non-recurring engineering sales and $25 thousand that related to MEMS business.

Contract assets are recorded when revenue recognized exceeds the amount invoiced. The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The amount of contract assets invoiced in the year ended June 30, 2020 that was included in the opening contract asset balance was $140 thousand, which primarily related to MEMS business.

Backlog of Remaining Customer Performance Obligations

Revenue expected to be recognized and recorded as sales during the next fiscal year from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) was $0.7 million at June 30, 2020.

Grant Revenue

From time to time the Company applies for grants from various government bodies (state & federal), such as the National Science Foundation (“NSF”) or the Department of Defense (DoD), to support research and development. In addition, the Company may be eligible for “matching awards” from state boards to provide additional funds to the Company to supplement the funds awarded under the federal grant program. The Company records grant revenue as a part of revenue from operations given that grant revenue is viewed as an ongoing function of its intended operations. The revenue from grants is not viewed as “incidental” or “peripheral” which would result in the presentation of grant revenue as “Other income”. The Company recognizes non-refundable grant revenue when the performance obligations have been met, application has been submitted and approval is reasonably assured.

Note 5. Property and equipment

Property and equipment consisted of the following as of June 30, 2020 and 2019 (in thousands):

	June 30, 2020	June 30, 2019	Estimated Useful Life
Land	$1,000	$1,000	n/a
Building	3,000	3,000	11 years
Equipment	24,746	13,611	2-10 years
Leasehold Improvements	964	949	*
Software	294	161	3 years
Furniture & Fixtures	11	11	5 years
Computer Equipment	267	203	3 years
Total	30,282	18,935
Less: Accumulated depreciation	(6,677)	(3,757)
Total	$23,605	$15,178

(*)	Leasehold improvements which are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $2.9 million and $2.4 million for the years ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, equipment with a net book value totaling $5.6 million had not been placed in service and therefore was not depreciated during the period. As of June 30, 2019, fixed assets with a net book value totaling $2.6 million had not been placed in service and therefore was not depreciated during the period.

Note 6. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at June 30, 2020 and June 30, 2019 (in thousands):

	June 30, 2020	June 30, 2019
Accounts payable	$2,135	$248
Accrued salaries and benefits	2,478	2,163
Accrued professional fees	193	315
Accrued utilities	138	193
Accrued interest	137	137
Accrued good received not invoiced	396	69
Other accrued expenses	422	86
Totals	$5,899	$3,211

Note 7. Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended June 30, 2020 and 2019 (in thousands):

Fair Value Measurement Using Level 3 Inputs Total
Balance, June 30, 2018	$1,105
Change in fair value of derivative liabilities (included in other (expense) income)	(150)
Balance, June 30, 2019	$955
Change in fair value of derivative liabilities (included in other (expense) income)	155
Balance, June 30, 2020 (see footnote 8)	$1,110

The fair value of the derivative features of the convertible note at the balance sheet dates were calculated using the with-and-without method, a form of the income approach, valued with the following weighted average assumptions:

	June 30, 2020	June 30, 2019
Remaining term (years)	2.92-3.42	3.92
Expected volatility	70%	49%
Risk free interest rate	0.18%-0.20%	1.73%
Dividend yield	0.00	0.00%

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

Remaining term: The Company’s remaining term is based on the remaining contractual term of the convertible notes.

Note 8. Convertible Notes

The following table summarizes convertible debt as of June 30, 2020 (in thousands):

	Maturity Date	State Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Conversion Option	Carrying Value
Long Term convertible notes payable
6.5% convertible senior secured notes	5/31/2023	6.50%	$5.00	$15,000	$(3,918)	$894	$11,976
6.5% convertible senior notes	11/30/2023	6.50%	$5.10	$10,000	$(564)	$216	$9,652

Ending Balance as of June 30, 2020				$25,000	$(4,482)	$1,110	$21,628

The following table summarizes convertible debt as of June 30, 2019 (in thousands):

	Maturity Date	State Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Conversion Option	Carrying Value
Long Term convertible notes payable
6.5% convertible senior secured notes	5/31/2023	6.50%	$5.00	$15,000	$(6,825)	$955	$9,130
6.5% convertible senior notes	11/30/2023	6.50%	$5.10	$10,000	$(915)	$—	$9,085

Ending Balance as of June 30, 2019				$25,000	$(7,740)	$955	$18,215

May 2018 Notes

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

The holders of the notes have a one-time right, exercisable prior to the Put Date in the manner described in the indenture relating to the notes, to require the Company to repurchase for cash all (but not less than all) of such holder’s notes on the Put Date at a purchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, and including, the Put Date.

As a result of the Company issuing new shares of common stock for a price to the public of $4.25 per share in October 2018, the Company adjusted the conversion price of the convertible notes from $6.55 per share to $5.00 per share pursuant to the terms of the Indenture.

October 2018 Notes

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

On April 17, 2020, the Company entered into (i) a Second Supplemental Indenture to the Indenture dated May 14, 2018 (the “May 2018 Supplemental Indenture”), by and among the Company, Akoustis, Inc., a wholly-owned subsidiary of the Company, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (the “Trustee”), and (ii) a Second Supplemental Indenture to the Indenture dated October 23, 2018 (the “October 2018 Supplemental Indenture” and, together with the May 2018 Supplemental Indenture, the “Supplemental Indentures”), by and between the Company and the Trustee. Among other things, the Supplemental Indentures permit the incurrence of the indebtedness made available through the Coronavirus Aid, Relief, and Economic Security Act, as amended from time to time and including all regulations thereunder.

Note 9. Loans Payable

Paycheck Protection Program Loan

On May 20, 2020, Akoustis, Inc., the operating subsidiary of the Company, issued a promissory note (the “Promissory Note”) in favor of Bank of America, NA (the “Lender”) that provides for a loan in the principal amount of $1.6 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which is administered by the United States Small Business Administration (the “SBA”). The PPP Loan is scheduled to mature two years from the date of funding of the PPP Loan (the “Maturity Date”) and accrues interest at a rate of 1.00% per annum. Payments under the PPP Loan are deferred for the first sixteen months of its term. Commencing 60 days from the funding of the PPP Loan, but not more than sixteen months from the funding of the PPP Loan, Akoustis, Inc. is obligated to apply to the Lender for loan forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the PPP, including for payroll costs and mortgage interest, rent and utility costs. If the SBA confirms full forgiveness of the unpaid balance of the PPP Loan, and reimburses the Lender for the total outstanding principal and interest due under the PPP Loan, then the loan will be deemed satisfied in full. If the SBA does not confirm full forgiveness of the PPP Loan, then the Lender will establish repayment terms of the outstanding principal and interest due under the PPP Loan. No assurance is provided that Akoustis, Inc. will obtain forgiveness of the PPP Loan in whole or in part. The Promissory Note contains customary events of default relating to, among other things, payment defaults and provisions of the Promissory Note. The Company treated the PPP Loan as debt and is included as a long-term liability on the balance sheet.

Note 10. Concentrations

Vendors

Vendor concentration as a percentage of purchases for the year ended June 30, 2020 and 2019 are as follows:

	Year Ended 06/30/2020	Year Ended 06/30/2019
Vendor 1	12%	—

Customers

Customer concentration as a percentage of revenue for the year ended June 30, 2020 and 2019 are as follows:

	Year Ended 06/30/2020	Year Ended 06/30/2019
Customer 1	19%	12%
Customer 2	19%	—
Customer 3	14%	31%
Customer 4	11%	—
Customer 5	10%	—

Note 11. Stockholders’ Equity

Equity Issuances

During the year ended June 30, 2020, the Company sold a total of 5,520,000 shares of its common stock at a price to the public of $6.25 per share for aggregate gross proceeds of $34.5 million before deducting the underwriting discount and offering expenses payable by the Company of approximately $2.3 million.

Additionally, on May, 8, 2020 the Company entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper & Sandler & Co. pursuant to which the Company may sell from time to time shares of its common stock having an aggregate offering price of up to $50,000,000 (the “ATM Program”). During the year ended June 30, 2020, the Company sold a total of 1,392,661 shares of its common stock at a price to the public of an average of $8.02 per share through the ATM Program for aggregate gross proceeds of approximately $11.2 million, before deducting compensation paid to the sales agents of approximately $0.2 million and other offering expenses of approximately $0.2 million.

During the year ended June 30, 2019, the Company sold a total of 7,250,000 shares of its common stock at a price to the public of $4.25 per share for aggregate gross proceeds of $30.8 million before deducting the underwriting discount and offering expenses payable by the Company of approximately $2.1 million.

During the year ended June 30, 2019, the Company also issued 113,592 shares of its common stock to investors in the Company’s private placement that closed in May 2017. These issuances were made pursuant to the price-protection provisions granted to such investors in their subscription agreements.

Equity incentive plans

On May 22, 2015, the Board of Directors adopted, and on the same date the stockholders approved, the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan authorized the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants. Effective December 15, 2016, equity awards were granted under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the Company’s stockholders on the same date. Effective November 1, 2018, equity awards are granted under the Company’s 2018 Stock Incentive Plan (as amended, the “2018 Plan”), which was approved by the Company’s stockholders on the same date. The 2018 Plan initially reserved a total of 3,000,000 shares of common stock for issuance thereunder. On September 24, 2019, the Company’s stockholders approved an amendment to the 2018 Plan increasing the number of shares reserved for issuance thereunder to 6,000,000. As of June 30, 2020, 3,758,226 shares remained available for future grants under the 2018 Plan. No additional shares will be issued under the 2015 Plan or the 2016 Plan. The Company settles awards issued under all plans with newly issued common shares.

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

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	June 30, 2020	June 30, 2019
Exercise price	$4.71 – $8.15	$3.78 – $8.18
Expected term (years)	4.75 – 5.00	4.00 – 7.00
Risk-free interest rate	0.32 – 1.74%	1.89 – 2.97%
Volatility	65 – 69%	66 – 69%
Dividend yield	0%	0%
Weighted Average Grant Date Fair Value of Options granted during the period	$4.31	$2.88

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

The following is a summary of the option activity:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – June 30, 2019	2,127,317	5.57
Granted	332,500	7.79
Exercised	(38,250)	5.50
Forfeited/Cancelled	(127,152)	6.51
Outstanding – June 30, 2020	2,294,415	5.84	5.12	5,625
Exercisable – June 30, 2020	1,093,040	5.24	4.78	3,339

The total intrinsic value of options exercised during the fiscal years ended June 30, 2020 and June 30, 2019 was $104 thousand and $20 thousand, respectively.

As of June 30, 2020, the Company has $2.1 million in unrecognized stock-based compensation expense attributable to the outstanding options, which will be amortized over a period of two years.

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in thousands):

	As of June 30, 2020
	Unrecognized stock- based compensation	Weighted- average years to be recognized
Options	$2,143	2.06
Restricted stock awards/units	$6,502	2.07

For the years ended June 30, 2020 and 2019, the Company recorded $6.7 million and $7.2 million, respectively, in stock-based compensation which is reflected in total operating expenses in the consolidated statements of operations as follows (in thousands):

	2020	2019
Research and Development	$3,454	$4,182
General and Administrative	3,280	3,058
Total	$6,734	$7,240

Restricted Stock Units and Restricted Stock Awards

A summary of unvested restricted stock awards (“RSAs”) and restricted stock unit awards (“RSUs”) outstanding as of June 30, 2020 and changes during the year ended is as follows:

	Number of RSAs/RSUs	Weighted Average Fair Value per Share/Unit
Outstanding - June 30, 2019	1,342,382	$6.01
Granted	975,561	7.70
Vested	(554,007)	5.63
Forfeited/Cancelled/Repurchased	(74,100)	6.94
Outstanding – June 30, 2020	1,689,836	7.07

The weighted average grant date fair value per share for awards granted during the fiscal years ended June 30, 2020 and June 30, 2019 was $7.70 and $6.21, respectively. The total fair value of restricted awards that vested during the fiscal years ended June 30, 2020 and June 30, 2019 was $4.0 million and $4.9 million, respectively.

During the years ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense of $4.7 million and $4.2 million, respectively related to the RSAs and RSUs that have been issued to date.

As of June 30, 2020, the Company had approximately $6.5 million in unrecognized stock-based compensation expense related to the unvested shares.

Performance Awards

In September 2018, the Company granted 119,500 performance-based restricted stock units (“PBRSU”) to employees with a grant date fair value per share of $8.30. The PBRSU awards contain performance and service conditions which must be satisfied for an employee to earn the award. The performance condition is based primarily on the achievement of certain performance objectives. Once earned, the PBRSU awards vest 100% on the first anniversary of the grant date. The Company recognizes compensation expense for PBRSU awards using a graded vesting model, based on the probability of the performance condition being met. During the year ended June 30, 2019, all 119,500 of the PBRSU awards were earned.

A summary of unvested PBRSU’s outstanding as of June 30, 2020 and changes during the year ended is as follows:

	Number of PBRSUs	Weighted Average Fair Value per Share/Unit
Outstanding - June 30, 2019	119,500	$8.30
Granted	—	—
Vested	(119,500)	8.30
Forfeited/Cancelled/Repurchased	—	—
Outstanding – June 30, 2020	—	—

The weighted average grant date fair value per share for awards granted during the fiscal years ended June 30, 2020 and June 30, 2019 was $0.00 and $8.30, respectively. The total fair value of restricted awards that vested during the fiscal years ended June 30, 2020 and June 30, 2019 was $0.8 million and $0.1 million, respectively.

During the years ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense of $0.18 million and $0.63 million, respectively related to the PBRSU awards that have been issued to date.

As of June 30, 2020, the Company had $0 in unrecognized stock-based compensation expense related to the unvested PBRSU awards.

Employee Stock Purchase Plan

Effective November 1, 2018, the Company adopted the Akoustis Technologies, Inc. Employee Stock Purchase Plan 2018 (the “ESPP”), which was approved by the stockholders on the same date, The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85.0% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. At June 30, 2020, 0.42 million shares were available for future issuance under this plan. The Company makes no cash contributions to the ESPP but bears the expenses of its administration. The Company issued 0.06 million, and 0.02 million shares under the ESPP in fiscal years 2020 and 2019, respectively. The Company settles awards issued under the ESPP with newly issued common shares.

For the years ended June 30, 2020 and 2019, the Company recorded $0.14 million and $0.04 million, respectively, in stock-based compensation related to grants of ESPP shares.

Note 12. Commitments and contingencies

Leases

The Company leases office space and office equipment in Huntersville, NC as well as equipment in Canandaigua, NY. On January 7, 2020, the Company entered into an amended lease agreement with the current lessor in order to extend the lease term and increase office space at our Huntersville, NC corporate office. The amended lease expands our space to 22,000 square feet and extends the term to February 2023. This resulted in a remeasurement of the previous right of use asset and liability, which resulted in an increase of approximately $0.2 million.

Following adoption of ASC 842, lease expense excludes capital area maintenance and property taxes.

The components of lease expense were as follows (in thousands):

	Year Ended June 30, 2020	Year Ended June 30, 2019
Operating Lease Expense	$219	$199

Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification on the Condensed Consolidated Balance Sheet	June 30, 2020
Assets
Operating lease assets	Other non-current assets	$699

Liabilities
Other current liabilities	Current liabilities	231
Operating lease liabilities	Other non-current liabilities	472

Weighted Average Remaining Lease Term:
Operating leases	2.75 Years

Weighted Average Discount Rate:
Operating leases	12.47%

The following table outlines the minimum future lease payments for the next five years and thereafter, (in thousands):

For the year ending June 30,
2021	$305
2022	312
2023	204
2024	7
2025	—
Thereafter	—
Total lease payments (Undiscounted cash flows)	828

Less imputed interest	(125)
Total	$703

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

Real Estate Contingent Liability

On March 23, 2017, the Company entered into an Asset Purchase Agreement and a Real Property Purchase Agreement with The Research Foundation for the State University of New York (“RF-SUNY”) and Fuller Road Management Corporation (“FRMC”), an affiliate of RF-SUNY (collectively, “Sellers”), respectively, to acquire certain specified assets, including STC-MEMS, a semiconductor wafer-manufacturing and MEMS operation with associated wafer-manufacturing tools, and the associated real estate and improvements located in Canandaigua, NY used in the operation of STC-MEMS (the assets and real estate and improvements referred to together herein as the “STC-MEMS Business”).

In connection with the acquisition of the STC-MEMS Business, the Company agreed to pay to FRMC a penalty, if the Company sold the property subject to the related Definitive Real Property Purchase Agreement within three (3) years after the date of such agreement for an amount in excess of $1.75 million, subject to certain enumerated exceptions. The penalty imposed would have been equivalent to the amount that the sales price of the property exceeded $1.75 million up to a maximum penalty. Due to the lapse of the three-year penalty period, the maximum penalty as of June 30, 2020 was $0.

Maximum Penalty
Year 3, ending March 23, 2020	$—

The fair value of the contingent liability was reduced to zero due to the lapse of the sale restriction period. As of June 30, 2020 and June 30, 2019, the fair value of the contingent liability was $0.0 million and $0.4 million, respectively. During the year ended June 30, 2020 and 2019, the Company marked the contingent liability to fair value and recorded a gain of $0.4 million and $0.8 million, respectively, relating to the change in fair value.

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

The Company’s gross unrecognized indirect tax credits totaled $0.1 million as of June 30, 2020 and $0.1 million as of June 30, 2019 and are recorded on the Consolidated Balance Sheet as a long-term liability.

Note 13. Related Party Transactions

Consulting Services

Total stock-based compensation expense related to stock-based awards granted for the Co-Chairman’s consulting services was $40 thousand and $51 thousand for the years ended June 30, 2020 and 2019, respectively.

Equipment Purchase

On October 11, 2019, the Company issued 2,500 shares of common stock to the brother of the Company’s Chief Executive Officer in exchange for equipment with a fair market value of $20,000.

Note 14. Income Taxes

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (ii) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k) and (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes (iv)  enhanced recoverability of AMT tax credits.  Given the Company’s full valuation allowance position, the CARES Act did not have a material impact on the financial statements.

Income Tax Expense

	June 30, 2020	June 30, 2019
Current:
Federal	$—	$—
State and Local	—	—
Total Current Tax Provision	—	—

Deferred:
Federal	—	—
State and Local	—	—
Total Deferred Tax Provision	—	—

Total Tax Provision	$—	$—

The provision for/(benefit from) income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for/(benefit from) income taxes. The sources and tax effects of the differences are as follows:

	For the Year Ended June 30, 2020	For the Year Ended June 30, 2019
Income taxes at Federal statutory rate	(21.00)%	(21.00)%
State income taxes, net of Federal income tax benefit	(1.92)%	(0.45)%
Tax Credits	(1.10)%	(1.45)%
Permanent differences	(0.26)%	(0.23)%
Convertible Debt Discount	—%	2.89%
Other	0.02%	(0.02)%
Change in Valuation Allowance	24.31%	18.92%
Effect of changes in income tax rate applied to net deferred taxes	(0.05)%	1.34%
Income Tax Provision	0.00%	0.00%

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows, (in thousands):

	June 30, 2020	June 30, 2019
Deferred Tax Assets
Net Operating Loss Carryforwards	$20,542	$13,196
Stock-based compensation	2,422	1,786
Credits	869	470
Other	484	346
	24,317	15,798
Deferred Tax Liabilities
Convertible debt discount	(472)	(964)
Accumulated depreciation/basis differences	(1,150)	(925)
	(1,622)	(1,889)

Valuation Allowance	(22,695)	(13,909)
Net Deferred Tax Assets	$—	$—

At June 30, 2020, the Company had federal loss carryovers of approximately $34.2 million that will expire in stages beginning in 2034 if unused and federal loss carryovers of $58.6 million that will carry forward indefinitely. The North Carolina, New York, and California state loss carryovers of approximately $27.8 million, $11.1 and $7.2 million, respectively, will begin to expire in 2029 if unused. Federal research credits of $0.9 million will expire beginning in 2034 if not utilized.

The company has not performed a detailed analysis to determine whether an ownership change under IRC Section 382 has occurred during the year ended June 30, 2020 or during any earlier year. If upon a complete analysis the company were to determine that an ownership change under Section 382 had occurred the effect of the ownership change would be the imposition of annual limitations on the use of NOL carryforwards. Any limitation may result in the expiration of a portion or all of the NOLs before utilization.

Based on a history of cumulative losses at the Company and the results of operations for the years ended June 30, 2020 and 2019, the Company determined that it is more likely than not it will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the deferred tax assets is required. The net change in the valuation allowance during the year ended June 30, 2020 was an increase of approximately $8.8 million.

The Company’s gross unrecognized tax benefits totaled $0.2 million as of June 30, 2020 and $0.1 million as of June 30, 2019. Of these amounts, $0.2 million and $0.1 million as of June 30, 2020 and June 30, 2019, respectively, represent the amounts of unrecognized tax benefit that, if recognized, would impact the effective tax rate in each of the fiscal years.

A reconciliation of June 30, 2019 through June 30, 2020 beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	June 30, 2020	June 30, 2019
Beginning Balance	$148	$296
Additions based on positions related to the current year	50	50
Additions for tax positions in prior years	2	—
Reductions for tax positions in prior years	—	(198)
Expiration of statute of limitations	—	—
Ending Balance	$200	$148

The unrecognized tax benefit of $200 thousand at the end of June 30, 2020 is recorded on the Consolidated Balance Sheet as a reduction to the carrying value of the gross deferred tax assets.

The Company’s fiscal 2015, 2016, 2017, 2018 and 2019 federal and state returns remain open for examination. The Company is not currently under examination by any taxing authorities.

Note 15. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company operates in two segments, Foundry Fabrication Services, which consists of engineering review services and STC-MEMS foundry services, and RF Filters which consists of amplifier and filter product sales, and grant revenue. The Company records all general and administrative costs in the RF Filters segment.

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the years ended June 30, 2020 and 2019 are as follows (in thousands):

	Foundry Fabrication Services	RF Filters	Total

Year ended June 30, 2020
Revenue	$991	$799	$1,790
Cost of revenue	703	1,711	2,414
Gross margin	288	(912)	(624)
Research and development	-	20,523	20,523
General and administrative	14	10,877	10,891
Income/(Loss) from Operations	$274	$(32,312)	$(32,038)

Year ended June 30, 2019
Revenue	$1,058	$276	$1,334
Grant Revenue	-	109	109
Cost of revenue	811	202	1,013
Gross margin	247	183	430
Research and development	-	19,075	19,075
General and administrative	50	8,872	8,922
Loss from Operations	$197	$(27,764)	$(27,567)

As of June 30, 2020
Accounts receivable	$71	$280	$351
Property and equipment, net	-	23,605	23,605

As of June 30, 2019
Accounts receivable	$150	$135	$285
Property and equipment, net	54	15,124	15,178

Note 16. Subsequent Events

None

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Managements Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of June 30, 2020, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Our Chief Executive Officer and Interim Chief Financial Officer have concluded based upon the evaluation described above that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting can prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our Annual Report on Form 10-K for the year ended June 30, 2019, we identified certain material weaknesses in our internal control over financial reporting as disclosed in Item 9A of that report. During fiscal year 2020, our management with the oversight of the Audit Committee of our Board of Directors, engaged in efforts to remediate the material weaknesses identified. We have designed, implemented and tested enhancements to our internal control for operational effectiveness. Based on the results of our testing, management has concluded that the controls are adequately designed and operated effectively for a sufficient period of time during fiscal year 2020. Accordingly, the material weaknesses are considered to be remediated. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2020.

As we are no longer an “accelerated filer” under SEC rules, we are not required to provide an auditor’s attestation of management’s assessment of internal control over financial reporting as of June 30, 2020, although our auditor did provide such an attestation as of June 30, 2019, which was contained in our Annual Report on Form 10-K for that fiscal year.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B.  OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2020 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2020 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2020 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2020 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2020 annual meeting of stockholders.

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

Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan of Conversion, dated December 15, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

2.2	Definitive Asset Purchase Agreement dated March 23, 2017 by and between The Research Foundation for the State University of New York and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017)

2.3	Definitive Real Property Purchase Agreement dated March 23, 2017, by and between Fuller Road Management Corporation and the Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017)

3.1	Articles of Conversion of the Company, filed with the Nevada Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.2	Certificate of Conversion of the Company, filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.3	Certificate of Incorporation, filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020)

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 4, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2019)

4.1	Indenture, dated as of May 14, 2018, by and among Akoustis Technologies Inc., Akoustis, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018)

4.2	Indenture, dated as of October 23, 2018, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

4.3	First Supplemental Indenture, dated as of October 23, 2018, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

4.4	Form of 6.5% Convertible Senior Note due November 30, 2023 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

4.5	First Supplemental Indenture, dated as of October 18, 2018, among the Company, Akoustis, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

4.6	Second Supplemental Indenture, dated as of April 17, 2020, by and among Akoustis Technologies, Inc., Akoustis, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2020)

4.7	Second Supplemental Indenture, dated as of April 17, 2020, by and between Akoustis Technologies, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2020)

Exhibit Number	Description
4.8*	Description of Common Stock of the Registrant Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1.1†	Akoustis, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Transition Report on Form 10-K filed with the SEC on October 31, 2016)

10.1.2†	Declaration of Amendment to the Akoustis, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017)

10.2.1†	Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.2.2†	Form of Stock Option Agreement under the Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.2.3†	Form of Restricted Stock Agreement, under the Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2016)

10.3†	Employment Agreement between the Company and Jeffrey Shealy dated as of June 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015)

10.4†	Offer Letter from the Company to David M. Aichele (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2017)

10.5	Form of 2016 Placement Agent Warrant for Common Stock of the Company in connection with the Company’s 2016 private placement offering (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2016)

10.6	Form of Placement Agent Warrant in the 2016-2017 Offering (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2016)

10.7	Form of Amended and Restated Placement Agent Warrant for Common Stock of the Company in connection with the Company’s 2015 private placement offering and 2016 private placement offering (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.8.1†	Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

10.8.2†	Form of Restricted Stock Award Agreement under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.8.3†	Revised Form of Restricted Stock Award Agreement under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.9	Form of Placement Agent Warrant in the 2017 Offering (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-218245) filed with the SEC on May 25, 2017)

10.10†	Summary of Akoustis Technologies, Inc. Director Compensation Program, effective October 3, 2017 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017)

10.11	Form of Placement Agent Warrant in the 2017 Offering (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-222552) filed with the SEC on January 16, 2018)

10.12	Pledge and Security Agreement, dated as of May 14, 2018, by and among Akoustis Technologies, Inc., Akoustis, Inc. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018)

Exhibit Number	Description

10.13	Grant Agreement, dated as of July 24, 2018, by and among Akoustis Technologies, Inc., Akoustis, Inc. and the Town of Canandaigua (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2018)

10.14††	Price Quotation, dated January 14, 2019, by and between the Company and ASML US, LLC (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2019)

10.15†	Akoustis Technologies, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2019)

10.16†	Amendment to 2018 Stock Incentive Plan (incorporated by reference to Appendix B of the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, filed September 24, 2019)

10.17†	Akoustis Technologies, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2019)

10.18	Agreement of Sale, dated October 25, 2019, by and between the Company and EV Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2019)

10.19	Promissory Note, dated as of May 20, 2020, issued by Akoustis, Inc. in favor of Bank of America, NA. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2020)

21.1*	Subsidiaries of the Company

23.1*	Consent of Marcum LLP

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial and Accounting Officer

101§*	Interactive Data Files of Financial Statements and Notes.

101.ins*	Instant Document

101.sch*	XBRL Taxonomy Schema Document

101.cal*	XBRL Taxonomy Calculation Linkbase Document

101.def*	XBRL Taxonomy Definition Linkbase Document

101.lab*	XBRL Taxonomy Label Linkbase Document

101.pre*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
†	Management contract or compensatory plan or arrangement
††	Confidential portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKOUSTIS TECHNOLOGIES, INC.

Dated: August 21, 2020	By:	/s/ Jeffrey B. Shealy
Jeffrey B. Shealy
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey B. Shealy	Chief Executive Officer	August 21, 2020
Jeffrey B. Shealy	(Principal Executive Officer), Director

/s/ Kenneth E. Boller	Interim Chief Financial Officer	August 21, 2020
Kenneth E. Boller	(Principal Financial and Accounting Officer)

/s/ Arthur E. Geiss	Co-Chairman of the Board	August 21, 2020
Arthur E. Geiss

/s/ Jerry D. Neal	Co-Chairman of the Board	August 21, 2020
Jerry D. Neal

/s/ Steven P. DenBaars	Director	August 21, 2020
Steven P. DenBaars

/s/ Jeffrey K. McMahon	Director	August 21, 2020
Jeffrey K. McMahon

/s/ Suzanne B. Rudy	Director	August 21, 2020
Suzanne B. Rudy