Form 10-Q
period 2020-09-30
Akoustis Technologies, Inc.
filed 2020-10-30
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 22, 2020, there were 38,627,814 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

AKOUSTIS TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Akoustis Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30,	June 30,
	2020	2020

Assets

Assets:
Cash and cash equivalents	$37,189	$44,308
Accounts receivable, net	346	351
Inventory, net	236	136
Other current assets	1,513	1,408
Total current assets	39,284	46,203

Property and equipment, net	23,458	23,605

Intangibles, net	577	544

Operating lease right-of-use asset, net	645	699
Restricted cash	100	100
Other assets	282	282
Total Assets	$64,346	$71,433

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$3,749	$5,899
Deferred revenue	190	—
Operating lease liability - current	241	231
Total current liabilities	4,180	6,130

Long-term Liabilities:
Convertible notes payable, net	22,858	21,628
Operating lease liability - non-current	408	472
Loans payable	1,598	1,591
Other long-term liabilities	117	117
Total long-term liabilities	24,981	23,808

Total Liabilities	29,161	29,938

Stockholders’ Equity
Preferred stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,582,189 and 37,990,380 shares issued and outstanding at September 30, 2020 and June 30, 2020, respectively	39	38
Additional paid in capital	150,711	145,072
Accumulated deficit	(115,565)	(103,615)
Total Stockholders’ Equity	35,185	41,495
Total Liabilities and Stockholders’ Equity	$64,346	$71,433

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019

Revenue	$636	$543

Cost of revenue	1,649	336

Gross profit	(1,013)	207

Operating expenses
Research and development	6,380	5,079
General and administrative expenses	2,927	2,801
Total operating expenses	9,307	7,880

Loss from operations	(10,320)	(7,673)

Other (expense) income
Interest (expense)	(1,431)	(994)
Rental income	—	55
Other (expense)	(1)	(1)
Change in fair value of contingent real estate liability	—	(18)
Change in fair value of derivative liabilities	(198)	(344)
Total other (expense) income	(1,630)	(1,302)
Net loss	$(11,950)	$(8,975)

Net loss per common share - basic and diluted	$(0.31)	$(0.30)

Weighted average common shares outstanding - basic and diluted	38,176,702	30,325,185

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	For the Three Months Ended September 30, 2020
	Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2020	37,990	$38	$145,072	$(103,615)	$41,495

Common stock issued for services	127	—	2,027	—	2,027

Common stock issued for exercise of options	18	—	102	—	102

Common stock issued for cash, net of issuance costs	416	—	3,267	—	3,267

Common stock issued in payment of note interest	31	1	243	—	244

Net loss	—	—	—	(11,950)	(11,950)

Balance, September 30, 2020	38,582	$39	$150,711	$(115,565)	$35,185

	For the Three Months Ended September 30, 2019
	Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2019	30,141	$30	$93,399	$(67,474)	$25,955

Common stock issued for services	283	—	1,703	—	1,703

Common stock issued for exercise of warrants	6	—	—	—	—

Vesting of restricted shares	—	—	303	—	303

Common stock issued in payment of note interest	38	—	244	—	244

Net loss	—	—	—	(8,975)	(8,975)

Balance, September 30, 2019	30,468	$30	$95,649	$(76,450)	$19,229

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2020	September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,950)	$(8,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	993	695
Common stock issued for services	2,027	1,703
Amortization of debt discount	1,038	711
Amortization of operating lease right of use asset	54	27
Non cash interest payments	244	244
Change in fair value of derivative liabilities	198	344
Change in fair value of contingent real estate liability	—	18
Changes in operating assets and liabilities:
Accounts receivable	5	(299)
Inventory	(100)	(12)
Other current assets	(105)	143
Other assets	—	(63)
Accounts payable and accrued expenses	(452)	(317)
Lease liabilities	(54)	(25)
Deferred revenue	190	8
Net Cash Used in Operating Activities	(7,912)	(5,798)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(2,308)	(1,581)
Cash paid for intangibles	(38)	(64)
Net Cash Used in Investing Activities	(2,346)	(1,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,037	—
Proceeds from exercise of employee stock options	102	—
Net Cash Provided by Financing Activities	3,139	—

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(7,119)	(7,443)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	44,408	30,154

Cash, Cash Equivalents and Restricted Cash - End of Period	$37,289	$22,711

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	163	163

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in payment of interest	244	244
Stock compensation payable	—	303
Fixed assets included in accounts payable and accrued expenses	(1,467)	—
Debt issuance costs included in accounts payable and accrued expenses	(230)	—

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

Note 2. Liquidity

As of September 30, 2020, the Company had cash and cash equivalents of $37.2 million and working capital of $35.1 million. The Company has historically incurred recurring operating losses and experienced net cash used in operating activities of $7.9 million for the three months ended September 30, 2020, which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date.

As of October 22, 2020, the Company had $34.5 million of cash and cash equivalents, which the Company expects to be sufficient to fund its operations beyond the next twelve months from the date of filing of this Form 10-Q. These funds will be used to fund the Company’s operations, including capital expenditures, R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. Except pursuant to its ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper Sandler & Co., the Company has no commitments or arrangements to obtain any additional funds, and there can be no assurance such funds, including under the ATM Equity OfferingSM Sales Agreement, will be available on acceptable terms or at all. If the Company is unable to obtain additional financing in a timely fashion and on acceptable terms, its financial condition and results of operations may be materially adversely affected and it may not be able to continue operations or execute its stated commercialization plan.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the filing of this Form 10-Q. Operating results for the quarter ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021 or any future interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on August 21, 2020 (the “2020 Annual Report”).

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Akoustis, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 3-Summary of Significant Accounting Policies in the 2020 Annual Report. Since the date of the 2020 Annual Report, there have been no material changes to the Company’s significant accounting policies. The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the accompanying notes thereto. The policies, estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, deferred taxes and related valuation allowances, revenue recognition, contingent real estate liability and the fair values of long-lived assets. Actual results could differ from the estimates.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated losses to be incurred in the collection of accounts receivable.

Inventory, net

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method.

Inventory, net of reserves, consisted of the following as of September 30, 2020 and June 30, 2020 (in thousands):

	September 30, 2020	June 30, 2020
Raw Materials	$28	$24
Work in Process	83	69
Finished Goods	125	43
Total Inventory	$236	$136

Shares of Restricted Stock Outstanding

Shares outstanding include shares of restricted stock with respect to which restrictions have not lapsed. Restricted stock included in reportable shares outstanding was the following as of September 30, 2020 and 2019. Shares of restricted stock are included in the calculation of weighted average shares outstanding.

	September 30, 2020	September 30, 2019
Restricted stock included in reportable shares outstanding	28,750	181,000

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

Foundry Fabrication Services

Foundry fabrication services revenue includes Non-Recurring Engineering (“NRE”) and microelectromechanical systems (“MEMS”) foundry services. The Company exited the MEMS business during fiscal year 2020. Under these contracts, products are delivered to the customer at the completion of the service which represents satisfaction of the performance obligation as well as transfer of title. Depending on language with regards to enforceable right to payment for performance completed to date, related revenue will either be recognized over time or at a point in time.

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

The following table summarizes the revenues of the Company’s reportable segments for the three months ended September 30, 2020 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
NRE - RF Filters	$57	$—	$57
Filters/Amps	—	579	579
Total	$57	579	636

The following table summarizes the revenues of the Company’s reportable segments for the three months ended September 30, 2019 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
MEMS	$245	$—	$245
NRE - RF Filters	116	—	116
Filters/Amps	—	182	182
Total	$361	$182	$543

Performance Obligations

The Company has determined that contracts for product sales revenue and foundry fabrication services revenue involve one performance obligation, which is delivery of the final product.

Contract Balances

The following table summarizes the changes in the opening and closing balances of the Company’s contract asset and liability for the first quarter of fiscal year 2020 and 2019 (in thousands):

	Contract Assets	Contract Liability
Balance, June 30, 2020	$125	$—
Closing, September 30, 2020	133	190
Increase/(Decrease)	$8	$190

Balance, June 30, 2019	$140	$5
Closing, September 30, 2019	139	13
Increase/(Decrease)	$(1)	$8

The Company records a receivable when the title for goods has transferred. Generally, all sales are contract sales (with either an underlying contract or purchase order), resulting in all receivables being contract receivables. When invoicing occurs prior to revenue recognition a contract liability is recorded (as deferred revenue on the Condensed Consolidated Balance Sheets). At September 30, 2020, the Company recorded a contract liability of $190 thousand related to the sale of amplifiers that were not shipped during the quarter but payment had been received. The Company shipped the amplifiers in the second quarter of fiscal year 2021. The amount of revenue recognized in the three months ended September 30, 2019 that was included in the opening contract liability balance was $5 thousand which related to product sales.

Contract assets are recorded when revenue recognized exceeds the amount invoiced. The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The amount of contract assets invoiced in the three months ended September 30, 2020 and 2019 that was included in the opening contract asset balance was $51 thousand, which primarily related to non-recurring engineering, business and $94 thousand, which primarily related to MEMS business, respectively.

Backlog of Remaining Customer Performance Obligations

Revenue expected to be recognized and recorded as sales during this fiscal year from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) was $0.9 million at September 30, 2020.

Note 5. Property and Equipment, net

Property and equipment, net consisted of the following as of September 30, 2020 and June 30, 2020 (in thousands):

	Estimated Useful Life	September 30, 2020	June 30, 2020
Land	n/a	$1,000	$1,000
Building	11 years	3,000	3,000
Equipment	2-10 years	25,465	24,746
Leasehold Improvements	*	1,072	964
Software	3 years	294	294
Furniture & Fixtures	5 years	11	11
Computer Equipment	3 years	281	267
Total		31,123	30,282
Less: Accumulated Depreciation		(7,665)	(6,677)
Total		$23,458	$23,605

(*)	Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $1.0 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, equipment with a net book value totaling $4.3 million had not been placed in service and therefore was not depreciated during the period. As of June 30, 2020, fixed assets with a net book value totaling $5.6 million had not been placed in service and therefore was not depreciated during the period.

Note 6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2020 and June 30, 2020 (in thousands):

	September 30, 2020	June 30, 2020
Accounts payable	$707	$2,135
Accrued salaries and benefits	1,943	2,478
Accrued professional fees	42	193
Accrued utilities	158	138
Accrued interest	141	137
Accrued goods received not invoiced	559	396
Other accrued expenses	199	422
Totals	$3,749	$5,899

Note 7. Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2020 (in thousands):

Fair Value Measurement Using Level 3 Inputs Total
Balance, June 30, 2020	$1,110
Change in fair value of derivative liabilities	198
Balance, September 30, 2020 (see note 8)	$1,308

The fair value of the derivative features of the convertible note at the balance sheet dates were calculated using the with-and-without method, a form of the income approach, valued with the following assumptions:

	September 30, 2020	June 30, 2020
Remaining term (years)	2.66-3.16	2.92-3.42
Expected volatility	68%	70%
Risk free interest rate	0.15-0.17%	0.18-0.20%
Dividend yield	0.00%	0.00%

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

Remaining term: The Company’s remaining term is based on the remaining contractual term of the convertible notes.

Note 8. Convertible Notes

The following table summarizes convertible debt as of September 30, 2020 (in thousands):

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Conversion Option	Carrying Value
Long Term convertible notes payable
6.5% convertible senior secured notes	5/31/2023	6.50%	$5.00	$15,000	$(2,981)	$1,066	$13,085
6.5% convertible senior notes	11/30/2023	6.50%	$5.10	10,000	(469)	242	9,773

Ending Balance as of September 30, 2020				$25,000	$(3,450)	$1,308	$22,858

The following table summarizes convertible debt as of June 30, 2020 (in thousands):

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Conversion Option	Carrying Value
Long Term convertible notes payable
6.5% convertible senior secured notes	5/31/2023	6.50%	$5.00	$15,000	$(3,918)	$894	$11,976
6.5% convertible senior notes	11/30/2023	6.50%	$5.10	10,000	(564)	216	9,652

Ending Balance as of June 30, 2020				$25,000	$(4,482)	$1,110	$21,628

Note 9. Loans Payable

Paycheck Protection Program Loan

On May 20, 2020, Akoustis, Inc., the operating subsidiary of the Company, issued a promissory note (the “Promissory Note”) in favor of Bank of America, NA (the “Lender”) that provides for a loan in the principal amount of $1.6 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which is administered by the United States Small Business Administration (the “SBA”). The PPP Loan is scheduled to mature two years from the date of funding of the PPP Loan (the “Maturity Date”) and accrues interest at a rate of 1.00% per annum. Payments under the PPP Loan are deferred for the first sixteen months of its term. Commencing 60 days from the funding of the PPP Loan, but not more than sixteen months from the funding of the PPP Loan, Akoustis, Inc. is obligated to apply to the Lender for loan forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the PPP, including for payroll costs and mortgage interest, rent and utility costs. If the SBA confirms full forgiveness of the unpaid balance of the PPP Loan, and reimburses the Lender for the total outstanding principal and interest due under the PPP Loan, then the loan will be deemed satisfied in full. If the SBA does not confirm full forgiveness of the PPP Loan, then the Lender will establish repayment terms of the outstanding principal and interest due under the PPP Loan. No assurance is provided that Akoustis, Inc. will obtain forgiveness of the PPP Loan in whole or in part. The Promissory Note contains customary events of default relating to, among other things, payment defaults and provisions of the Promissory Note. The Company treated the PPP Loan as debt and included it as a long-term liability on the balance sheet.

The following table summarizes Paycheck Protection Program debt as of September 30, 2020 (in thousands):

	Maturity Date	Stated Interest Rate	Face Value	Remaining Debt (Discount)	Carrying Value
Long Term Loans payable
Paycheck Protection Plan loan	05/20/2022	1.00%	$1,633	$(35)	$1,598

Ending Balance as of September 30, 2020			$1,633	$(35)	$1,598

The following table summarizes Paycheck Protection Program debt as of June 30, 2020 (in thousands):

	Maturity Date	Stated Interest Rate	Face Value	Remaining Debt (Discount)	Carrying Value
Long Term Loans payable
Paycheck Protection Plan loan	05/20/2022	1.00%	$1,633	$(42)	$1,591

Ending Balance as of June 30, 2020			$1,633	$(42)	$1,591

The amortization of PPP loan debt discount of $6.4 thousand was treated as interest expense on the income statement.

Note 10. Concentrations

Vendors

Vendor concentration as a percentage of purchases for the three months ended September 30, 2020 and 2019 are as follows:

	Three Months 09/30/2020	Three Months 09/30/2019
Vendor 1	11%	—
Vendor 2	—	15%

Customers

Customer concentration as a percentage revenue for the three months ended September 30, 2020 and 2019 are as follows:

	Three Months 09/30/2020	Three Months 09/30/2019
Customer 1	74%	—
Customer 2	10%	—
Customer 3	—	45%
Customer 4	—	20%
Customer 5	—	20%

Note 11. Stockholders’ Equity

Equity Issuances

On May 8, 2020, the Company entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper & Sandler & Co. pursuant to which the Company may sell from time to time shares of its common stock having an aggregate offering price of up to $50,000,000 (the “ATM Program”).

During the three months ended September 30, 2020, the Company sold a total of 416,221 shares of its common stock at a price to the public of an average of $8.08 per share through the ATM Program for aggregate gross proceeds of approximately $3.4 million, before deducting compensation paid to the sales agents of approximately $0.1 million.

Equity Incentive Plans

During the three months ended September 30, 2020, the Company granted employees options to purchase an aggregate of 356,750 shares of common stock with a weighted average grant date fair value of $4.48. The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following assumptions:

Three Months Ended September 30, 2020
Exercise price	$ 7.72 - 8.14
Expected term (years)	4.75 – 5.00
Risk-free interest rate	0.25% – 0.28%
Volatility	67 - 68%
Dividend yield	0%
Weighted Average Grant Date Fair Value of Options granted during the period	$4.48

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

During the three months ended September 30, 2020 the Company awarded certain employees and directors grants of an aggregate of 407,403 restricted stock units (“RSUs”) with a weighted average grant date fair value of $8.07. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest over 4 – 5 years.

Compensation expense related to our stock-based awards described above was as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Research and Development	$1,014	$956
General and Administrative	1,013	747
Total	$2,027	$1,703

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in thousands):

	As of September 30, 2020
	Unrecognized stock- based compensation	Weighted- average years to be recognized
Options	$3,257	2.39
Restricted stock awards/units	$8,267	2.40

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

The components of lease expense were as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Operating Lease Expense	$75	43

Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification on the Condensed Consolidated Balance Sheet	September 30, 2020
Assets
Operating lease assets	Other non-current assets	$645

Liabilities
Other current liabilities	Current liabilities	241
Operating lease liabilities	Other non-current liabilities	408

Weighted Average Remaining Lease Term:
Operating leases	2.5

Weighted Average Discount Rate:
Operating leases	12.47%

The following table outlines the minimum future lease payments for the next five years and thereafter, (in thousands):

For the year ending June 30,
2021	$229
2022	313
2023	204
2024	7
2025	—
Thereafter	—
Total lease payments (undiscounted cash flows)	753

Less imputed interest	(104)
Total	$649

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

Note 13. Related Party Transactions

Asset Purchase and Sale

On September 30, 2020, Akoustis, Inc. sold to a third party certain of its inventory, together with related warranty obligations, delivery commitments and design data and files (the “Designs”). In connection with such transaction, Akoustis, Inc. entered into an Asset Purchase Agreement, dated September 30, 2020 with Big Red, LLC for the purchase of the Designs for $25,000. Members of Big Red, LLC include the brother of the Company’s Chief Executive Officer and two non-executive employees of the Company.

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

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three months ended September 30, 2020 and 2019 are as follows (in thousands):

	Foundry/ Fabrication Services	RF Product	Total

Three months ended September 30, 2020
Revenue	$57	579	636
Cost of revenue	53	1,596	1,649
Gross margin	4	(1,017)	(1,013)
Research and development	—	6,380	6,380
General and administrative	—	2,927	2,927
Income (Loss) from Operations	$4	(10,324)	(10,320)

Three months ended September 30, 2019
Revenue	$361	$182	$543
Cost of revenue	138	198	336
Gross margin	223	(16)	207
Research and development	—	5,079	5,079
General and administrative	—	2,801	2,801
Income (Loss) from Operations	$223	(7,896)	(7,673)

As of September 30, 2020
Accounts receivable	$26	320	346
Property and equipment, net	—	23,458	23,458

As of June 30, 2020
Accounts receivable	$71	$280	$351
Property and equipment, net	$—	$23,605	$23,605

Note 15.  Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three months ended September 30, 2020 and September 30, 2019 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Convertible Notes	4,960,800	4,960,800
Options	2,633,165	2,137,665
Warrants	395,700	626,343
Total	7,989,665	7,724,808

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which are beyond our control. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing and sustain our status as a going concern; our limited operating history; our inability to service the debt represented by our $25.0 million principal amount of senior convertible notes due in 2023; our inability to generate revenues or achieve profitability; the results of our research and development (“R&D”) activities; our inability to achieve acceptance of our products in the market; the impact of the COVID-19 pandemic on our operations, financial condition and the worldwide economy, including its impact on our ability to access the capital markets; general economic conditions, including upturns and downturns in the industry; our limited number of patents; failure to obtain, maintain, and enforce our intellectual property rights; our inability to attract and retain qualified personnel; our reliance on third parties to complete certain processes in connection with the manufacture of our products; product quality and defects; existing or increased competition; our ability to market and sell our products; our inability to successfully scale our New York wafer fabrication facility and related operations while maintaining quality control and assurance and avoiding delays in output; contracting with customers and other parties with greater bargaining power and agreeing to terms and conditions that may adversely affect our business; risks related to doing business in foreign countries; any security breaches or other disruptions compromising our proprietary information and exposing us to liability; our failure to innovate or adapt to new or emerging technologies; our failure to comply with regulatory requirements; results of any arbitration or litigation that may arise; stock volatility and illiquidity; our failure to implement our business plans or strategies; our failure to maintain effective internal control over financial reporting; and our failure to obtain and maintain the Trusted Foundry accreditation of our New York wafer fabrication facility.

These and other risks and uncertainties, which are described in more detail in our Annual Report on Form 10-K, filed with the SEC on August 21, 2020 (the “2020 Annual Report”), could cause our actual results to differ materially from those expressed or implied by the forward-looking statements in this report. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them. Except as may be required by law, we do not undertake any obligation to update the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

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

Manufacturing. We currently manufacture our high-performance RF filter circuits, using our first generation XBAWTM wafer process, in our 120,000-square foot wafer-manufacturing facility located in Canandaigua, New York, which we acquired in June 2017.

Intellectual Property. As of October 19, 2020, our IP portfolio included 33 patents, including a blocking patent that we have licensed from Cornell University. Additionally, as of October 19, 2020, we have 73 pending patent applications. These patents cover our XBAWTM RF filter technology from raw materials through the system architectures.

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

We have earned minimal revenue from operations since inception, and we have funded our operations primarily with development contracts, RF filter and production orders, government grants, MEMS foundry and engineering services, and sales of debt and equity securities. The Company has incurred losses, primarily the result of material and processing costs associated with developing and commercializing our technology, as well as personnel costs, professional fees (primarily accounting and legal), and other general and administrative (“G&A”) expenses. We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid-state device technology development and engineering of catalog and custom filter design solutions.

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

These actions and the global health crisis caused by COVID-19 have negatively impacted business activity across the globe. We have observed declining demand and price reductions in the electronics industry as business and consumer activity has decelerated. Additionally, we have observed delays in certain suppliers’ shipment of materials necessary for us to manufacture our products and in certain vendors’ ability to deliver equipment for installation at our facilities. When COVID-19 is demonstrably contained, we anticipate a rebound in economic activity, depending on the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments; however, the timing and extent of any such rebound is uncertain.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the ultimate effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of fiscal year 2021 or beyond.

Recent Developments

On August 19, 2020, the Company announced the industry’s first 6.5 GHz BAW filter for the emerging WiFi 6E standard. This filter compliments the 5.5 GHz filter introduced in June of 2020, with the two combining to filter all the new spectrum allotted for WiFi 6E between 5.1 and 7.1 GHz.

On August 24, 2020, Akoustis announced its first order for its 5.5 and 6.5 GHz WiFi 6E filters from a tier-1 enterprise-class customer. The filters are being tested for inclusion in a next-generation multi-user multiple-in-multiple-out (MU-MIMO) platform that is expected to ramp in calendar 2021.

On August 26, 2020, the Company announced that it had received its third design win for 5G small cell network infrastructure equipment from its tier-1 customer.

On September 2, 2020, Akoustis announced that it had added former Grant Thornton CEO J. Michael McGuire to its board of directors.

On September 23, 2020, the Company announced that it received a design win and initial order for a 5G small cell network infrastructure XBAW™ filter from a second customer. The filter operated within the 5G new radio band n79.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2020 Annual Report.

Results of Operations

Three Months Ended September 30, 2020 and 2019

Revenue

The Company recorded revenue of $0.6 million for the three months ended September 30, 2020 as compared to $0.5 million for the three months ended September 30, 2019. The increase of $0.1 million was primarily due to an increase in RF product revenue of $0.4 million or 219%. Partially offsetting the increase in filter sales was a decrease in MEMS revenue of $0.2 million, a product line that the Company exited during fiscal year 2020.

Cost of Revenue

The Company recorded cost of revenue of $1.6 million for the three months ended September 30, 2020 as compared to $0.3 million for the three months ended September 30, 2019. The $1.3 million increase is primarily due to costs associated with RF product revenue which increased by $0.4 million. Cost of revenue includes direct labor, material, net realizable value (NRV) adjustments, and facility costs primarily associated with foundry services revenue, manufacturing of filter products and engineering services.

Research and Development Expenses

R&D expenses were $6.4 million for the three months ended September 30, 2020 and were $1.3 million, or 26%, higher than the prior year amount for the same period of $5.1 million. The period-over-period increase was primarily in the areas of R&D personnel costs, R&D materials and facility costs as well as R&D equipment depreciation. Personnel costs, including stock-based compensation, were $3.5 million compared to $3.0 million in the prior year period, an increase of $0.5 million or 16%. The higher personnel cost was primarily due to increased headcount at both the Huntersville, NC location and the NY Fabrication Facility. Material and facility costs of $1.7 million primarily associated with the NY Facility were $0.5 million higher than the comparative period due to increased R&D activity. Equipment depreciation increased by $0.3 million as new equipment was placed into service subsequent to September 30, 2019.

General and Administrative Expense

General and administrative (“G&A”) expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the three months ended September 30, 2020 were $2.9 million, which is an increase of $0.1 million compared to the three months ended September 30, 2019. Year over year changes within G&A expenses include an increase in employee compensation of $0.2 million which was partially offset by lower general expenses, primarily professional fees.

Other (Expense)/Income

Other expenses for the three months ended September 30, 2020 were $1.6 million, which included debt discount amortization of $1.0 million, interest expense of $0.4 million, and a change in fair value of our derivative liability of $0.2 million. Other expenses for the three months ended September 30, 2019 were $1.3 million, consisting of $0.7 million of debt discount amortization and interest expense of $0.4 million, and a change in fair value of our derivative liability of $0.3 million.

Net Loss

The Company recorded a net loss of $12.0 million for the three months ended September 30, 2020, compared to a net loss of $9.0 million for the three months ended September 30, 2019. The period-over-period incremental loss of $3.0 million, or 33%, was primarily driven by an increase in cost of sales and R&D expenses of $2.6 million.

Liquidity and Capital Resources

Financing Activities

The Company had $37.2 million of cash and cash equivalents on hand as of September 30, 2020, which reflects a decrease of $7.1 million compared to $44.3 million as of June 30, 2020. The decrease is primarily due to $7.9 million in net cash used in operating activities, $2.3 million in capital expenditures, net of $3.1 million in cash provided by financing activities for the three months ended September 30, 2020. The Company estimates that cash on hand will fund its operations, including current capital expense commitments beyond the next twelve months from the date of filing of this Form 10-Q. As a result, we may need to obtain additional capital through the sale of additional equity securities, debt, or otherwise, to fund operations past that date. There is no assurance that the Company’s projections and estimates are accurate. The Company is actively managing and controlling the Company’s cash outflows to mitigate these risks.

Balance Sheet and Working Capital

September 30, 2020 compared to June 30, 2020

As of September 30, 2020, the Company had current assets of $39.3 million made up primarily of cash on hand of $37.2 million. As of June 30, 2020, current assets were $46.2 million comprised primarily of cash on hand of $44.3 million.

Property, Plant and Equipment was $23.5 million as of September 30, 2020 as compared to a balance of $23.6 million as of June 30, 2020.

Total assets as of September 30, 2020 and June 30, 2020 were $64.3 million and $71.4 million, respectively.

Current liabilities as of September 30, 2020 and June 30, 2020 were $4.2 million and $6.1 million, respectively.

Long-term liabilities totaled $25.0 million as of September 30, 2020, compared to $23.8 million as of June 30, 2020. The increase of $1.2 million was due to the increase in convertible notes, net of debt discount and issuance costs.

Stockholders’ equity was $35.2 million as of September 30, 2020, compared to $41.5 million as of June 30, 2020, a decrease of $6.3 million, or 15%. This decrease was primarily due to the net loss for the three months ended September 30, 2020 of $12.0 million which was partially offset by an increase in additional paid-in-capital (“APIC”). APIC was $150.7 million as of September 30, 2020 and increased by $5.6 million from June 30, 2020. The increase was primarily due to common stock issued for cash of $3.3 million, common stock issued for services of $2.0 million, and stock issued in payment of convertible note interest of $0.2 million.

Cash Flow Analysis

Operating activities used cash of $7.9 million during the three months ended September 30, 2020 and $5.8 million during the 2019 comparative period. The $2.1 million period-over-period increase in cash used was attributable to higher operating expenses associated with the ramp up of development and commercialization activities (primarily R&D and production personnel and material costs).

Investing activities used cash of $2.3 million for the three months ended September 30, 2020 compared to $1.6 million for the comparative period ended September 30, 2019. The $0.7 million period-over-period increase was primarily due to increased spend on production equipment.

Financing activities increased cash by $3.1 million during the three months ended September 30, 2020 compared to the same period in 2019 due to proceeds from issuance of common stock pursuant to the Company’s ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper & Sandler & Co.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of September 30, 2020, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Interim Chief Financial Officer have concluded based upon the evaluation described above that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2020 Annual Report.

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

Dated: October 30, 2020	Akoustis Technologies, Inc.

	By:	/s/ Kenneth E. Boller
Kenneth E. Boller
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)