Form 10-Q
period 2020-12-31
Akoustis Technologies, Inc.
filed 2021-02-01
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 001-38029

AKOUSTIS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1229046
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

9805 Northcross Center Court, Suite A
Huntersville, NC	28078
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number, including area code: 1-704-997-5735

Securities registered under Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.001 par value	AKTS	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

As of January 25, 2021, there were 42,392,915 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

AKOUSTIS TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Akoustis Technologies, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	June 30,
	2020	2020
Assets
Assets:
Cash and cash equivalents	$47,685	$44,308
Accounts receivable	746	351
Inventory	651	136
Other current assets	1,851	1,408
Total current assets	50,933	46,203

Property and equipment, net	25,080	23,605

Intangibles, net	586	544

Operating lease right-of-use asset, net	589	699
Restricted cash	100	100
Other assets	282	282
Total Assets	$77,570	$71,433

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$4,570	$5,899
Deferred revenue	57	—
Operating lease liability - current	250	231
Short term loans payable	594	—
Current convertible notes payable, net	9,795	—
Total current liabilities	15,266	6,130

Long-term Liabilities:
Convertible notes payable, net	14,351	21,628
Operating lease liability - non-current	342	472
Loans payable	1,010	1,591
Other long-term liabilities	117	117
Total long-term liabilities	15,820	23,808

Total Liabilities	31,086	29,938

Stockholders’ Equity
Preferred stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 41,399,075 and 37,990,380 shares issued and outstanding at December 31, 2020 and June 30, 2020, respectively	41	38
Additional paid in capital	173,918	145,072
Accumulated deficit	(127,475)	(103,615)
Total Stockholders’ Equity	46,484	41,495
Total Liabilities and Stockholders’ Equity	$77,570	$71,433

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended December 31, 2020	For the Three Months Ended December 31, 2019	For the Six Months Ended December 31, 2020	For the Six Months Ended December 31, 2019
Revenue
Revenue with customers	$1,308	$518	$1,944	$1,061

Cost of revenue	2,602	787	4,251	1,123

Gross profit (loss)	(1,294)	(269)	(2,307)	(62)

Operating expenses
Research and development	5,566	4,897	11,946	9,967
General and administrative expenses	3,361	2,759	6,288	5,569
Total operating expenses	8,927	7,656	18,234	15,536

Loss from operations	(10,221)	(7,925)	(20,541)	(15,598)

Other (expense) income
Interest (expense) income	(1,703)	(1,102)	(3,135)	(2,096)
Rental income	—	55	—	109
Change in fair value of contingent real estate liability	—	(16)	—	(34)
Change in fair value of derivative liabilities	14	(326)	(184)	(670)
Total other (expense) income	(1,689)	(1,389)	(3,319)	(2,691)
Net loss	$(11,910)	$(9,314)	$(23,860)	$(18,289)

Net loss per common share - basic and diluted	$(0.30)	$(0.30)	$(0.61)	$(0.59)

Weighted average common shares outstanding - basic and diluted	39,445,268	31,428,233	38,810,985	30,876,709

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	For the Six Months Ended December 31, 2020
			Additional
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2020	37,990	$38	$145,072	$(103,615)	$41,495

Common stock issued for services	127	—	2,027	—	2,027

Common stock issued for exercise of options	18	—	102	—	102

Common stock issued for cash, net of issuance costs	416	—	3,267	—	3,267

Common stock issued in payment of note interest	31	1	243	—	244

Net loss	—	—	—	(11,950)	(11,950)

Balance, September 30, 2020	38,582	$39	$150,711	$(115,565)	$35,185

			Additional
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, September 30, 2020	38,582	$39	$150,711	$(115,565)	$35,185

Common stock issued for cash, net of issuance costs	2,296	2	20,153	—	20,155

Common stock issued for services	350	—	2,066	—	2,066

Common stock issued for exercise of warrants	33	—	118	—	118

Common stock issued for exercise of options	73	—	422	—	422

ESPP purchase	32	—	204	—	204

Common stock issued in payment of note interest	33	—	244	—	244

Net loss	—	—	—	(11,910)	(11,910)

Balance, December 31, 2020	41,399	$41	$173,918	$(127,475)	$46,484

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	For the Six Months Ended December 31, 2019
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

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Six Months Ended December 31, 2020	Six Months Ended December 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,860)	$(18,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,080	1,419
Common stock issued for services	4,093	3,305
Amortization of debt discount	2,346	1,490
Amortization of operating lease right of use asset	110	55
Non cash interest payments	488	488
Change in fair value of derivative liabilities	184	670
Change in fair value of contingent real estate liability	—	34
Changes in operating assets and liabilities:
Accounts receivable	(395)	(841)
Inventory	(515)	—
Other current assets	(443)	415
Other assets	—	(125)
Accounts payable and accrued expenses	(204)	(663)
Lease liabilities	(111)	(51)
Deferred revenue	57	43
Net Cash Used in Operating Activities	(16,170)	(12,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(4,438)	(4,171)
Cash received from sale of fixed assets	—	28
Cash paid for intangibles	(53)	(108)
Net Cash Used in Investing Activities	(4,491)	(4,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	23,192	32,277
Proceeds from exercise of employee stock options	524	55
Proceeds from exercise of warrants	118	—
Proceeds from employee stock purchase plan	204	168
Net Cash Provided by Financing Activities	24,038	32,500

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3,377	16,199

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	44,408	30,154

Cash, Cash Equivalents and Restricted Cash - End of Period	$47,785	$46,353

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	325	325

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in payment of interest	488	488
Stock compensation payable	—	303
Fixed assets included in accounts payable and accrued expenses	572	1,128
Stock issuance costs included in accounts payable and accrued expenses	—	107
Reclass from assets held for sale	—	(251)
Assets purchased using common stock	—	40

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

Note 2. Liquidity

As of December 31, 2020, the Company had cash and cash equivalents of $47.7 million and working capital of $35.7 million. The Company has historically incurred recurring operating losses and experienced net cash used in operating activities.

As of January 25, 2021, the Company had $43.9 million of cash and cash equivalents, which the Company expects to be sufficient to fund its operations beyond the next twelve months from the date of filing of this Form 10-Q. These funds will be used to fund the Company’s operations, including capital expenditures, R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. Except pursuant to its ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper Sandler & Co., the Company has no commitments or arrangements to obtain any additional funds, and there can be no assurance such funds, including under the ATM Equity OfferingSM Sales Agreement, will be available on acceptable terms or at all. If the Company is unable to obtain additional financing in a timely fashion and on acceptable terms, its financial condition and results of operations may be materially adversely affected and it may not be able to continue operations or execute its stated commercialization plan.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the filing of this Form 10-Q. Operating results for the quarter ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021 or any future interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on August 21, 2020 (the “2020 Annual Report”).

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

Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method.

Inventory consisted of the following as of December 31, 2020 and June 30, 2020 (in thousands):

	December 31, 2020	June 30, 2020

Raw Materials	$23	$24
Work in Process	464	69
Finished Goods	164	43
Total Inventory	$651	$136

Shares of Restricted Stock Outstanding

Shares outstanding include shares of restricted stock with respect to which restrictions have not lapsed. Restricted stock included in reportable shares outstanding was the following as of December 31, 2020 and 2019. Shares of restricted stock are included in the calculation of weighted average shares outstanding.

	December 31,	December 31,
	2020	2019
Restricted stock included in reportable shares outstanding	10,000	144,750

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

The following table summarizes the revenues of the Company’s reportable segments for the three months ended December 31, 2020 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
NRE - RF Filters	$670	$—	$670
Filters/Amps	—	638	638
Total	$670	638	1,308

The following table summarizes the revenues of the Company’s reportable segments for the six months ended December 31, 2020 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
NRE - RF Filters	727	—	727
Filters/Amps	—	1,217	1,217
Total	$727	$1,217	$1,944

The following table summarizes the revenues of the Company’s reportable segments for the three months ended December 31, 2019 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
MEMS	$12	$—	$12
NRE - RF Filters	311	—	311
Filters/Amps	—	195	195
Total	$323	$195	$518

The following table summarizes the revenues of the Company’s reportable segments for the six months ended December 31, 2019 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
MEMS	$257	$—	$257
NRE - RF Filters	427	—	427
Filters/Amps	—	377	377
Total	$684	$377	$1,061

Performance Obligations

The Company has determined that contracts for product sales revenue and foundry fabrication services revenue involve one performance obligation, which is delivery of the final product.

Contract Balances

The following table summarizes the changes in the opening and closing balances of the Company’s contract asset and liability for the first six months of fiscal year 2020 and 2019 (in thousands):

	Contract Assets	Contract Liability
Balance, June 30, 2020	$125	$—
Closing, December 31, 2020	383	57
Increase/(Decrease)	$258	$57

Balance, June 30, 2019	$140	$5
Closing, December 31, 2019	139	13
Increase/(Decrease)	$(1)	$8

The Company records a receivable when the title for goods has transferred. Generally, all sales are contract sales (with either an underlying contract or purchase order), resulting in all receivables being contract receivables. When invoicing occurs prior to revenue recognition a contract liability is recorded (as deferred revenue on the Condensed Consolidated Balance Sheets). On December 31, 2020, the Company recorded a contract liability of $57 thousand related to upfront payments for non-recurring engineering services that will be performed subsequent to December 31, 2020. The amount of revenue recognized in the six months ended December 31, 2019 that was included in the opening contract liability balance was $5 thousand which related to product sales.

Contract assets are recorded when revenue recognized exceeds the amount invoiced. The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The amount of contract assets invoiced in the six months ended December 31, 2020 and 2019 that was included in the opening contract asset balance was $54 thousand, which primarily related to non-recurring engineering services and $198 thousand, which primarily related to non-recurring engineering services, respectively.

Backlog of Remaining Customer Performance Obligations

Revenue expected to be recognized and recorded as sales during this fiscal year from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) was $3.8 million at December 31, 2020.

Note 5. Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2020 and June 30, 2020 (in thousands):

	Estimated Useful Life	December 31, 2020	June 30, 2020
Land	n/a	$1,000	$1,000
Building	11 years	3,000	3,000
Equipment	2-10 years	27,689	24,746
Leasehold Improvements	*	1,550	964
Software	3 years	294	294
Furniture & Fixtures	5 years	11	11
Computer Equipment	3 years	281	267
Total		33,825	30,282
Less: Accumulated Depreciation		(8,745)	(6,677)
Total		$25,080	$23,605

(*)	Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $1.1 million and $0.7 million for the three months ended December 31, 2020 and 2019, respectively. The Company recorded depreciation expense of $2.1 million and $1.4 million for the six months ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, equipment with a net book value totaling $3.8 million had not been placed in service and therefore was not depreciated during the period. As of June 30, 2020, fixed assets with a net book value totaling $5.6 million had not been placed in service and therefore was not depreciated during the period.

Note 6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31, 2020 and June 30, 2020 (in thousands):

	December 31, 2020	June 30, 2020
Accounts payable	$936	$2,135
Accrued salaries and benefits	2,336	2,478
Accrued professional fees	95	193
Accrued utilities	228	138
Accrued interest	146	137
Accrued goods received not invoiced	792	396
Other accrued expenses	37	422
Totals	$4,570	$5,899

Note 7. Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended December 31, 2020 (in thousands):

Fair Value Measurement Using Level 3 Inputs Total
Balance, June 30, 2020	$1,110
Change in fair value of derivative liabilities	184
Balance, December 31, 2020 (see note 8)	$1,294

The fair value of the derivative features of the convertible note at the balance sheet dates were calculated using the with-and-without method, a form of the income approach, valued with the following assumptions:

	December 31, 2020	June 30, 2020
Remaining term (years)	2.41	2.92-3.42
Expected volatility	68%	70%
Risk free interest rate	0.15%	0.18-0.20%
Dividend yield	0.00%	0.00%

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

Note 8. Convertible Notes

On December 4, 2020, the Company provided a notice of redemption to the holders of the Company’s outstanding $10,000,000 aggregate principal amount of 6.5% Convertible Senior Notes due 2023 (CUSIP No: 00973N AC6) (the “October 2018 Notes”) regarding the Company’s exercise of its option to redeem all October 2018 Notes on February 1, 2021 (the “Redemption Date”), unless earlier converted as described below, pursuant to the indenture governing the October 2018 Notes. Pursuant to the notice of redemption, the Company would pay holders of the October 2018 Notes that are redeemed a redemption price equal to 100% of the aggregate principal amount of October 2018 Notes being redeemed, plus accrued and unpaid interest as well as an interest make-whole payment with respect to those October 2018 Notes that are redeemed.

All of the holders of the October 2018 Notes elected to convert the October 2018 Notes into shares of common stock of the Company prior to the Redemption Date at a conversion rate equal to 196.08 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $5.10 per share). See Note 16. Subsequent Events.

The following table summarizes convertible debt as of December 31, 2020 (in thousands):

		Stated			Remaining	Fair Value of Embedded
		Interest	Conversion	Face	Debt	Conversion	Carrying
	Maturity Date	Rate	Price	Value	(Discount)	Option	Value
Short Term convertible notes payable
6.5% convertible senior notes	02/01/2021	6.50%	$5.10	$10,000	(205)	—	9,795
Ending Balance as of December 31, 2020				$10,000	$(205)	$—	$9,795

Long Term convertible notes payable
6.5% convertible senior notes	5/31/2023	6.50%	$5.00	$15,000	(1,943)	1,294	14,351
Ending Balance as of December 31, 2020				$15,000	$(1,943)	$1,294	$14,351

The following table summarizes convertible debt as of June 30, 2020 (in thousands):

		Stated			Remaining	Fair Value of Embedded
		Interest	Conversion	Face	Debt	Conversion	Carrying
	Maturity Date	Rate	Price	Value	(Discount)	Option	Value
Long Term convertible notes payable
6.5% convertible senior secured notes	5/31/2023	6.50%	$5.00	$15,000	$(3,918)	$894	$11,976
6.5% convertible senior notes	11/30/2023	6.50%	$5.10	10,000	(564)	216	9,652

Ending Balance as of June 30, 2020				$25,000	$(4,482)	$1,110	$21,628

Note 9. Loans Payable

Paycheck Protection Program Loan

On May 20, 2020, Akoustis, Inc., the operating subsidiary of the Company, issued a promissory note (the “Promissory Note”) in favor of Bank of America, NA (the “Lender”) that provides for a loan in the principal amount of $1.6 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which is administered by the United States Small Business Administration (the “SBA”). The PPP Loan is scheduled to mature two years from the date of funding of the PPP Loan (the “Maturity Date”) and accrues interest at a rate of 1.00% per annum. On November 20, 2020, Akoustis, Inc. applied to the Lender for forgiveness of the full amount of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the PPP, including for payroll costs and mortgage interest, rent and utility costs. If the SBA confirms full forgiveness of the unpaid balance of the PPP Loan, and reimburses the Lender for the total outstanding principal and interest due under the PPP Loan, then the loan will be deemed satisfied in full. If the SBA does not confirm full forgiveness of the PPP Loan, then the Lender will establish repayment terms of the outstanding principal and interest due under the PPP Loan. Payments under the PPP Loan are deferred to the date that the SBA remits the PPP Loan forgiveness amount. No assurance is provided that Akoustis, Inc. will obtain forgiveness of the PPP Loan in whole or in part. The Promissory Note contains customary events of default relating to, among other things, payment defaults and provisions of the Promissory Note. The Company treated the PPP Loan as debt and included the future monthly repayment amounts payable within 12 months as a short-term liability and the remainder of the PPP loan as a long-term liability on the balance sheet.

The following table summarizes Paycheck Protection Program debt as of December 31, 2020 (in thousands):

		Stated		Remaining
		Interest	Face	Debt	Carrying
	Maturity Date	Rate	Value	(Discount)	Value
Short Term Loans payable
Paycheck Protection Program loan	10/31/2021- 12/31/2021	1.00%	$619	$(25)	$594

Ending Balance as of December 31, 2020			$619	$(29)	$594
Long Term Loans payable
Paycheck Protection Program loan	05/20/2022	1.00%	$1,014	$(4)	$1,010

Ending Balance as of December 31, 2020			$1,014	$(4)	$1,010

The following table summarizes Paycheck Protection Program debt as of June 30, 2020 (in thousands):

	Maturity Date	Stated Interest Rate	Face Value	Remaining Debt (Discount)	Carrying Value
Long Term Loans payable
Paycheck Protection Plan loan	05/20/2022	1.00%	$1,633	$(42)	$1,591

Ending Balance as of June 30, 2020			$1,633	$(42)	$1,591

The amortization of PPP loan debt discount of $6.4 and $12.8 thousand for the three month and six month period ending December 31, 2020, respectively, was treated as interest expense on the statement of operations.

Note 10. Concentrations

Vendors

Vendor concentration as a percentage of purchases for the three months ended December 31, 2020 and 2019 are as follows:

	Three Months 12/31/2020	Three Months 12/31/2019
Vendor 1	13%	—
Vendor 2	—	19%
Vendor 3	—	12%

Vendor concentration as a percentage of purchases for the six months ended December 31, 2020 and 2019 are as follows:

	Six Months 12/31/2020	Six Months 12/31/2019
Vendor 1	—	18%

Customers

Customer concentration as a percentage of revenue for the three months ended December 31, 2020 and 2019 are as follows:

	Three Months 12/31/2020	Three Months 12/31/2019
Customer 1	18%	—
Customer 2	29%	—
Customer 3	32%	55%
Customer 4	15%	29%

Customer concentration as a percentage of revenue for the six months ended December 31, 2020 and 2019 are as follows:

	Six Months 12/31/2020	Six Months 12/31/2019
Customer 1	22%	30%
Customer 2	—	23%
Customer 3	—	14%
Customer 4	—	13%
Customer 5	—	10%
Customer 6	10%	—
Customer 7	44%	—
Customer 8	12%	—

Note 11. Stockholders’ Equity

ATM Program and Offerings

On May 8, 2020, the Company entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper & Sandler & Co. pursuant to which the Company may sell from time to time shares of its common stock having an aggregate offering price of up to $50,000,000 (the “ATM Program”).

During the three months ended September 30, 2020, the Company sold a total of 416,221 shares of its common stock at a price to the public of an average of $8.09 per share through the ATM Program for aggregate gross proceeds of approximately $3.4 million, before deducting compensation paid to the sales agents and other offering expenses payable by the company of approximately $0.1 million.

During the three months ended December 31, 2020, the Company sold a total of 2,296,023 shares of its common stock at a price to the public of an average of $8.93 per share through the ATM Program for aggregate gross proceeds of approximately $20.5 million, before deducting compensation paid to the sales agents and other offering expenses payable by the company of approximately $0.4 million.

Equity Incentive Plans

During the six months ended December 31, 2020, the Company granted employees options to purchase an aggregate of 415,554 shares of common stock with a weighted average grant date fair value of $4.46. The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following assumptions:

Six Months Ended December 31, 2020
Exercise price	$ 7.72 - 8.54
Expected term (years)	4.00 – 5.00
Risk-free interest rate	0.25% – 0.42%
Volatility	67 - 68%
Dividend yield	0%
Weighted Average Grant Date Fair Value of Options granted during the period	$ 4.46

During the six months ended December 31, 2020 the Company awarded certain employees and directors grants of an aggregate of 634,061 restricted stock units (“RSUs”) with a weighted average grant date fair value of $8.25. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest over 4 – 5 years.

Compensation expense related to our stock-based awards described above was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Research and Development	$928	$790	$1,942	$1,746
General and Administrative	1,138	812	2,151	1,559
Total	$2,066	$1,602	$4,093	$3,305

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in thousands):

	As of December 31, 2020
	Unrecognized stock-based compensation	Weighted- average years to be recognized
Options	$2,887	2.24
Restricted stock awards/units	$8,443	2.27

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

The components of lease expense were as follows:

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Six Months Ended December 31, 2020	Six Months Ended December 31, 2019
Operating Lease Expense	$75	$46	$150	$102

Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification on the Condensed Consolidated Balance Sheet	December 31, 2020
Assets
Operating lease assets	Other non-current assets	$589

Liabilities
Other current liabilities	Current liabilities	250
Operating lease liabilities	Other non-current liabilities	342

Weighted Average Remaining Lease Term:
Operating leases		2.25

Weighted Average Discount Rate:
Operating leases		12.47%

The following table outlines the minimum future lease payments for the next five years and thereafter, (in thousands):

For the year ending June 30,
2021	$154
2022	312
2023	204
2024	7
2025	—
Thereafter	—
Total lease payments (undiscounted cash flows)	677

Less imputed interest	(85)
Total	$592

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

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three and six months ended December 31, 2020 and 2019 are as follows (in thousands):

	Foundry/ Fabrication Services	RF Product	Total

Three months ended December 31, 2020
Revenue with customers	$670	$638	$1,308
Cost of revenue	350	2,252	2,602
Gross margin	320	(1,614)	(1,294)
Research and development	—	5,566	5,566
General and administrative	—	3,361	3,361
Income (Loss) from Operations	$320	(10,567)	(10,221)

Three months ended December 31, 2019
Revenue with customers	$323	$195	$518
Cost of revenue	270	517	787
Gross margin	53	(322)	(269)
Research and development	—	4,897	4,897
General and administrative	—	2,759	2,759
Income (Loss) from Operations	$53	(7,978)	(7,925)

Six months ended December 31, 2020
Revenue with customers	$727	$1,217	$1,944
Cost of revenue	403	3,848	4,251
Gross margin	324	(2,631)	(2,307)
Research and development	—	11,946	11,946
General and administrative	—	6,288	6,288
Income (Loss) from Operations	$324	(20,865)	(20,541)

Six months ended December 31, 2019
Revenue with customers	$684	$377	$1,061
Cost of revenue	407	716	1,123
Gross margin	277	(339)	(62)
Research and development	—	9,967	9,967
General and administrative	—	5,569	5,569
Income (Loss) from Operations	$277	(15,875)	(15,598)

As of December 31, 2020
Accounts receivable	$488	$258	$746
Property and equipment, net	—	$25,080	$25,080

As of June 30, 2020
Accounts receivable	$71	$280	$351
Property and equipment, net	$—	$23,605	$23,605

Note 15. Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the six months ended December 31, 2020 and December 31, 2019 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Convertible Notes	4,960,800	4,960,800
Options	2,589,719	2,242,665
Warrants	359,570	541,999
Total	7,910,089	7,745,464

Note. 16. Subsequent Events

October 2018 Note Conversion

On January 7, 2021, the Company issued 980,400 shares of its common stock upon the conversion of $5.0 million principal amount of October 2018 Notes.

On January 26, 2021, the Company issued 980,400 shares of its common stock upon the conversion of the remaining $5.0 million principal amount of October 2018 Notes.

Redemption of May 2018 Notes

On January 25, 2021, the Company provided a notice of redemption to the holders of the Company’s outstanding $15,000,000 aggregate principal amount of 6.5% Convertible Senior Secured Notes due 2023 (CUSIP No: 00973N AA0) (the “May 2018 Notes”) regarding the Company’s exercise of its option to redeem all May 2018 Notes on March 1, 2021, unless earlier converted as described below, pursuant to the indenture governing the May 2018 Notes. The Company will pay holders of the May 2018 Notes that are redeemed a redemption price equal to 100% of the aggregate principal amount of October 2018 Notes being redeemed, plus accrued and unpaid interest with respect to those October 2018 Notes that are redeemed.

Alternatively, holders of the May 2018 Notes may elect to convert the May 2018 Notes into shares of common stock of the Company at a conversion rate equal to 200 shares of common stock per $1,000 principal amount of May 2018 Notes (equivalent to a conversion price of $5.00 per share) and an interest-make whole payment.

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

Forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which are beyond our control. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing and sustain our status as a going concern; our limited operating history; our inability to service the debt represented by our $15.0 million principal amount of convertible senior secured notes due 2023 (called for redemption in March 2021); our inability to generate revenues or achieve profitability; the results of our research and development (“R&D”) activities; our inability to achieve acceptance of our products in the market; the impact of the COVID-19 pandemic on our operations, financial condition and the worldwide economy, including its impact on our ability to access the capital markets; general economic conditions, including upturns and downturns in the industry; our limited number of patents; failure to obtain, maintain, and enforce our intellectual property rights; our inability to attract and retain qualified personnel; our reliance on third parties to complete certain processes in connection with the manufacture of our products; product quality and defects; existing or increased competition; our ability to market and sell our products; our inability to successfully scale our New York wafer fabrication facility and related operations while maintaining quality control and assurance and avoiding delays in output; contracting with customers and other parties with greater bargaining power and agreeing to terms and conditions that may adversely affect our business; risks related to doing business in foreign countries; any security breaches or other disruptions compromising our proprietary information and exposing us to liability; our failure to innovate or adapt to new or emerging technologies; our failure to comply with regulatory requirements; results of any arbitration or litigation that may arise; stock volatility and illiquidity; our failure to implement our business plans or strategies; our failure to maintain effective internal control over financial reporting; and our failure to obtain and maintain the Trusted Foundry accreditation of our New York wafer fabrication facility.

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

Overview

Akoustis® is an emerging commercial product company focused on developing, designing, and manufacturing innovative RF filter solutions for the wireless industry, including for products such as smartphones and tablets, network infrastructure equipment, WiFi Customer Premise Equipment (“CPE”) and defense applications. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RF front-end (“RFFE”). Located between the device’s antenna and its digital backend, the RFFE is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. We have developed a proprietary microelectromechanical system (“MEMS”) based bulk acoustic wave (“BAW”) technology and a unique manufacturing process flow, called “XBAW”, for our filters produced for use in RFFE modules. Our XBAW® filters incorporate optimized high purity piezoelectric materials for high power, high frequency and wide bandwidth operation. We are developing RF filters for 4G/LTE, 5G, WiFi and defense bands using our proprietary resonator device models and product design kits (PDKs). As we qualify our RF filter products, we are engaging with target customers to evaluate our filter solutions. Our initial designs target UHB, sub 7 GHz 4G/LTE, 5G, WiFi and defense bands. We expect our filter solutions will address problems (such as loss, bandwidth, power handling, and isolation) created by the growing number of frequency bands in the RFFE of mobile devices, infrastructure and premise equipment to support 4G/LTE, 5G, and WiFi. We have prototyped, sampled and begun commercial shipment of our single-band low- loss BAW filter designs for 4G/LTE frequency bands, 5G frequency bands and 5GHz WiFi bands which are suited to competitive BAW solutions and historically cannot be addressed with low-band, lower power handling surface acoustic wave (“SAW”) technology.

We own and/or have filed applications for patents on the core resonator device technology, manufacturing facility and intellectual property (“IP”) necessary to produce our RF filter chips and operate as a “pure-play” RF filter supplier, providing discrete filter solutions direct to Original Equipment Manufacturers (“OEMs”) and aligning with the front- end module manufacturers that seek to acquire high performance filters to expand their module businesses. We believe this business model is the most direct and efficient means of delivering our solutions to the market.

Technology. Our device technology is based upon bulk-mode acoustic resonance, which we believe is superior to surface-mode resonance for high-band and ultra-high- band (“UHB”) applications that include 4G/LTE, 5G, WiFi, and defense applications. Although some of our target customers utilize or manufacture the RFFE module, they may lack access to critical UHB filter technology that we produce, which is necessary to compete in high frequency applications.

Manufacturing. We currently manufacture our high-performance RF filter circuits, using our first generation XBAWTM wafer process, in our 120,000-square foot wafer- manufacturing facility located in Canandaigua, New York (the “NY Facility”), which we acquired in June 2017.

Intellectual Property. As of January 19, 2021, our IP portfolio included 38 patents, including a blocking patent that we have licensed from Cornell University. Additionally, as of January 19, 2021, we have 75 pending patent applications. These patents cover our XBAW TM RF filter technology from raw materials through the system architectures.

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

To succeed, we must convince mobile phone OEMs, RFFE module manufacturers, network infrastructure OEMs, WiFi CPE OEMs and defense customers to use our XBAW® filter technology in their systems and modules. However, since there are two dominant BAW filter suppliers in the industry that have high-band technology, and both utilize such technology as a competitive advantage at the module level, we expect customers that lack access to high-band filter technology will be open to engage with our pure-play filter company.

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

Recent Developments

On October 13, 2020, the Company announced it shipped its fourth 5G small cell network infrastructure filter to a tier-1 infrastructure customer, operating in the 5G new radio band n79.

On October 27, 2020, the Company announced it was awarded a new DARPA contract to advance XBAW® technology through a direct-to-phase 2 (DP2) program.

On October 29, 2020, Akoustis announced that it received an order from a Citizen’s Broadband Radio Service (CBRS) equipment OEM for both network and consumer premise equipment XBAW® filter solutions.

On November 2, 2020, the Company announced it received an order from a leading RF front end maker for the development of 5G/WiFi mobile coexistence filters.

On December 7, 2020, Akoustis announced that it issued a redemption notice with respect to $10 million principal amount of the Company’s outstanding 6.5% convertible senior notes due in 2023.

On December 9, 2020, the Company announced it was awarded a design win for its 5.2/5.6 GHz WiFi 6 coexistence filters for a new customer. The XBAW® filters will be used for a tri-band gateway/router using a multi-user, multiple-in, multiple-out (MU-MIMO) architecture.

On December 14, 2020, Akoustis announced it was awarded a third WiFi 6 design win for a tri-band MU-MIMO bridge product.

On December 16, 2020, the Company announced it received an order for new 5G mobile XBAW® filters from a tier-1 RF front-end maker for smartphones and other devices.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2020 Annual Report.

Results of Operations

Three Months Ended December 31, 2020 and 2019

Revenue

The Company recorded revenue of $1.3 million for the three months ended December 31, 2020 as compared to $0.5 million for the three months ended December 31, 2019. The increase of $0.8 million was primarily due to an increase in RF product revenue of $0.4 million or 227%. In addition, non-recurring engineering services increased by $0.4 million or 115%.

Cost of Revenue

Cost of revenue includes direct labor, material, net realizable value (NRV) adjustments, and facility costs primarily associated with foundry services revenue, manufacturing of filter products and engineering services. The Company recorded cost of revenue of $2.6 million for the three months ended December 31, 2020 as compared to $0.8 million for the three months ended December 31, 2019. The $1.8 million increase is due to costs associated with RF product revenue which increased by $0.5 million as well as cost of goods sold associated with net realizable value (NRV) inventory adjustments totaling $1.2 million for the three months ended December 31, 2020.

Research and Development Expenses

R&D expenses were $5.6 million for the three months ended December 31, 2020 and were $0.7 million, or 13.7% higher than the prior year amount for the same period of $4.9 million. The period-over-period increase was primarily in the areas of R&D personnel costs, R&D materials and facility costs as well as R&D equipment depreciation. Personnel costs, including stock-based compensation, were $2.9 million compared to $2.7 million in the prior year period, an increase of $0.2 million or 8.5%. The higher personnel cost was primarily due to increased headcount at both the Huntersville, NC location and the NY Facility. Material and facility costs of $1.9 million primarily associated with the NY Facility were $0.7 million higher than the prior period. Repairs and maintenance and general expenses were lower than the prior period by $0.1 million.

General and Administrative Expense

General and administrative (“G&A”) expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the three months ended December 31, 2020 were $3.4 million, which is an increase of $0.6 million compared to the three months ended December 31, 2019. Year over year changes within G&A expenses include an increase in employee compensation (including stock-based compensation) of $0.6 million which was partially offset by lower general expenses, primarily professional fees.

Other (Expense)/Income

Other expenses for the three months ended December 31, 2020 were $1.7 million, which included debt discount amortization of $1.3 million and interest expense, net of $0.4 million. Other expenses for the three months ended December 31, 2019 were $1.4 million, consisting of $0.8 million of debt discount amortization and interest expense, net of $0.3 million, and a change in fair value of our derivative liability of $0.3 million.

Net Loss

The Company recorded a net loss of $11.9 million for the three months ended December 31, 2020, compared to a net loss of $9.3 million for the three months ended December 31, 2019. The period-over-period incremental loss of $2.6 million, or 28%, was primarily driven by an increase in cost of revenue, R&D expenses and general and administrative expenses of $3.1 million, partially offset by a revenue increase of $0.8 million.

Six Months Ended December 31, 2020 and 2019

Revenue

The Company recorded revenue of $1.9 million for the six months ended December 31, 2020 as compared to $1.1 million for the six months ended December 31, 2019. The increase of $0.8 million was primarily due to an increase in RF product revenue of $0.8 million or 223%. In addition, non-recurring engineering services increased by $0.3 million or 70%. Partially offsetting these increases was a decrease in MEMS revenue of $0.3 million, a product line that the Company exited during fiscal year 2020.

Cost of Revenue

Cost of revenue includes direct labor, material, net realizable value (NRV) adjustments, and facility costs primarily associated with foundry services revenue, manufacturing of filter products and engineering services. The Company recorded cost of revenue of $4.3 million for the six months ended December 31, 2020 as compared to $1.1 million for the six months ended December 31, 2019. The $3.1 million increase is primarily due to costs associated with RF product revenue which increased by $2.0 million as well as cost of goods sold associated with net realizable value (NRV) inventory adjustments totaling $1.1 million for the six months ended December 31, 2020.

Research and Development Expenses

R&D expenses were $11.9 million for the six months ended December 31, 2020 and were $2.0 million, or 20%, higher than the prior year amount for the same period of $10.0 million. The period-over-period increase was primarily in the areas of R&D personnel costs, R&D materials and facility costs as well as R&D equipment depreciation. Personnel costs, including stock-based compensation, were $6.4 million compared to $5.7 million in the prior year period, an increase of $0.7 million or 12.5%. The higher personnel cost was primarily due to increased headcount at both the Huntersville, NC location and the NY Facility. Material and facility costs of $3.6 million primarily associated with the NY Facility were $1.2 million higher than the comparative period due to increased R&D activities.

General and Administrative Expense

General and administrative (“G&A”) expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the six months ended December 31, 2020 were $6.3 million, which is an increase of $0.7 million compared to the six months ended December 31, 2019. Year over year changes within G&A expenses include an increase in employee compensation (including stock-based compensation) of $0.8 million, which was partially offset by lower general expenses, primarily professional fees as well as a reduction in severance expense.

Other (Expense)/Income

Other expenses for the six months ended December 31, 2020 were $3.3 million, which included debt discount amortization of $2.3 million, interest expense of $0.8 million, and a change in fair value of our derivative liability of $0.2 million. Other expenses for the six months ended December 31, 2019 were $2.7 million, consisting of $1.5 million of debt discount amortization and interest expense, net of $0.6 million, and a change in fair value of our derivative liability of $0.7 million.

Net Loss

The Company recorded a net loss of $23.9 million for the six months ended December 31, 2020, compared to a net loss of $18.3 million for the six months ended December 31, 2019. The period-over-period incremental loss of $5.6 million, or 31%, was primarily driven by an increase in cost of revenue and R&D expenses of $5.1 million.

Liquidity and Capital Resources

Financing Activities

The Company had $47.7 million of cash and cash equivalents on hand as of December 31, 2020, which reflects an increase of $3.4 million compared to $44.3 million as of June 30, 2020. The increase is primarily due to cash proceeds from common stock issuance of $23.2 million which was partially offset by $16.2 million in net cash used in operating activities and $4.5 million in capital expenditures for the six months ended December 31, 2020. The Company estimates that cash on hand will be sufficient to fund its operations, including current capital expense commitments beyond the next twelve months from the date of filing of this Form 10-Q. However, the Company has historically incurred recurring operating losses and will continue to do so until it generates sufficient revenues from operations; as a result, we may need to obtain additional capital through the sale of additional equity securities, debt, or otherwise, to fund operations past that date. There is no assurance that the Company’s projections and estimates are accurate. The Company is actively managing and controlling the Company’s cash outflows to mitigate liquidity risks.

Balance Sheet and Working Capital

December 31, 2020 compared to June 30, 2020

As of December 31, 2020, the Company had current assets of $50.9 million made up primarily of cash on hand of $47.7 million. As of June 30, 2020, current assets were $46.2 million comprised primarily of cash on hand of $44.3 million.

Property, Plant and Equipment was $25.1 million as of December 31, 2020 as compared to a balance of $23.6 million as of June 30, 2020.

Total assets as of December 31, 2020 and June 30, 2020 were $77.6 million and $71.4 million, respectively.

Current liabilities as of December 31, 2020 and June 30, 2020 were $15.3 million and $6.1 million, respectively. The increase of $9.2 million was due to the reclassification of a portion of our loans payable and convertible debt from long term liabilities to current liabilities offset by a decrease in accounts payable and accrued expenses.

Long-term liabilities totaled $15.8 million as of December 31, 2020, compared to $23.8 million as of June 30, 2020. The decrease of $8.0 million was due to the reclassification of a portion of our loans payable and convertible debt from long term liabilities to current liabilities offset by debt discount amortization related to our convertible notes.

Stockholders’ equity was $46.5 million as of December 31, 2020, compared to $41.5 million as of June 30, 2020, an increase of $5.0 million, or 12%. This increase was primarily due to the increase in additional paid-in-capital (“APIC”) of $28.8 million for the six months ended December 31, 2020 which was partially offset by the net loss for the six months ended December 31, 2020 of $23.9 million. The increase in APIC was primarily due to common stock issued for cash of $23.4 million, common stock issued for services of $4.1 million and stock options exercised of $0.5 million.

Cash Flow Analysis

Operating activities used cash of $16.2 million during the six months ended December 31, 2020 and $12.1 million during the 2019 comparative period. The $4.1 million period- over-period increase in cash used was attributable to higher operating expenses associated with the ramp of development and commercialization activities (primarily R&D and production personnel and material costs).

Investing activities used cash of $4.5 million for the six months ended December 31, 2020 compared to $4.3 million for the comparative period ended December 31, 2019. The $0.2 million period-over-period increase was primarily due to increased purchases of production equipment.

Financing activities increased cash by $24.0 million during the six months ended December 31, 2020 compared to the same period in 2019 primarily due to proceeds from issuance of common stock pursuant to the Company’s ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper& Sandler & Co. In addition, stock option grants, warrant exercises and proceeds from our employee stock purchase plan (“ESPP”) resulted in cash proceeds of $0.8 million.

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

As of December 31, 2020, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Interim Chief Financial Officer have concluded based upon the evaluation described above that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

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

Dated: February 1, 2021	Akoustis Technologies, Inc.

	By:	/s/ Kenneth E. Boller
Kenneth E. Boller
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)