Form 10-Q
period 2021-03-31
Akoustis Technologies, Inc.
filed 2021-05-03
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of April 26, 2021, there were 50,374,194 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

AKOUSTIS TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Akoustis Technologies, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31,	June 30,
	2021	2020
Assets
Assets:
Cash and cash equivalents	$90,392	$44,308
Accounts receivable	1,620	351
Inventory	1,446	136
Other current assets	1,572	1,408
Total current assets	95,030	46,203

Property and equipment, net	28,755	23,605

Intangibles, net	579	544

Operating lease right-of-use asset, net	531	699
Restricted cash	—	100
Other assets	282	282
Total Assets	$125,177	$71,433

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$5,163	$5,899
Deferred revenue	123	—
Operating lease liability - current	260	231
Short term loans payable	1,218	—
Total current liabilities	6,764	6,130

Long-term Liabilities:
Convertible notes payable, net	—	21,628
Operating lease liability - non-current	274	472
Long term loans payable	392	1,591
Other long-term liabilities	117	117
Total long-term liabilities	783	23,808

Total Liabilities	7,547	29,938

Stockholders’ Equity
Preferred stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 50,374,194 and 37,990,380 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	50	38
Additional paid in capital	255,230	145,072
Accumulated deficit	(137,650)	(103,615)
Total Stockholders’ Equity	117,630	41,495
Total Liabilities and Stockholders’ Equity	$125,177	$71,433

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020	For the Nine Months Ended March 31, 2021	For the Nine Months Ended March 31, 2020
Revenue
Revenue with customers	$2,517	$363	$4,461	$1,424

Cost of revenue	2,973	217	7,224	1,340

Gross profit (loss)	(456)	146	(2,763)	84

Operating expenses
Research and development	5,225	5,769	17,171	15,736
General and administrative expenses	3,395	2,589	9,683	8,158
Total operating expenses	8,620	8,358	26,854	23,894

Loss from operations	(9,076)	(8,212)	(29,617)	(23,810)

Other (expense) income
Interest (expense) income	(2,027)	(1,162)	(5,162)	(3,259)
Rental income	—	54	—	164
Change in fair value of contingent real estate liability	—	480	—	446
Change in fair value of derivative liabilities	928	1,066	744	396
Total other (expense) income	(1,099)	438	(4,418)	(2,253)
Net loss	$(10,175)	$(7,774)	$(34,035)	$(26,063)

Net loss per common share - basic and diluted	$(0.22)	$(0.21)	$(0.83)	$(0.80)

Weighted average common shares outstanding - basic and diluted	45,620,610	36,236,779	41,047,723	32,659,339

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	For the Three Months Ended March 31, 2021
			Additional
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2020	41,399	$41	$173,918	$(127,475)	$46,484

Common stock issued for cash, net of issuance costs	3,582	4	52,198	—	52,202
Common stock issued in note conversion	4,984	5	25,265	—	25,270
Common stock issued for services	96	—	1,991	—	1,991
Common stock issued for exercise of warrants	187	—	991	—	991
Common stock issued for exercise of options	118	—	746	—	746
Common stock issued in payment of note interest	8	—	121	—	121
Net loss	—	—	—	(10,175)	(10,175)

Balance, March 31, 2021	50,374	50	255,230	(137,650)	117,630

	For the Three Months Ended March 31, 2020
	Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2019	36,212	$36	$129,922	$(85,764)	$44,194

Common stock issued for cash, net of issuance costs	—	—	19	—	19
Common stock issued for services	105	—	1,803	—	1,803
Common stock issued for exercise of options	2	—	9	—	9
Common stock issued in payment of note interest	34	—	244	—	244
Repurchase and retirement of common shares	(1)	—	—	—	—
Net loss	—	—	—	(7,774)	(7,774)

Balance, March 31, 2020	36,352	36	131,997	(93,538)	38,495

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	For the Nine Months Ended March 31, 2021
			Additional
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2020	37,990	$38	$145,072	$(103,615)	$41,495

Common stock issued for cash, net of issuance costs	6,294	6	75,618	—	75,624
Common stock issued in note conversion	4,984	5	25,265	—	25,270
Common stock issued for services	574	1	6,083	—	6,084
Common stock issued for exercise of options	209	—	1,270	—	1,270
Common stock issued for exercise of warrants	219	—	1,109	—	1,109
ESPP purchase	32	—	204	—	204
Common stock issued in payment of note interest	72	—	609	—	609
Net loss	—	—	—	(34,035)	(34,035)

Balance, March 31, 2021	50,374	$50	$255,230	$(137,650)	$117,630

	For the Nine Months Ended March 31, 2020
	Common Stock			Additional Paid In	Accumulated	Stockholders’
	Shares		Par Value	Capital	Deficit	Equity

Balance, June 30, 2019	30,141		$30	$93,399	$(67,474)	$25,955

Common stock issued for cash, net of issuance costs	5,520		6	32,184	—	32,190
Common stock issued for services	567		—	5,108	—	5,108
Common stock issued for exercise of options		12	—	64	—	64
Common stock issued for exercise of warrants	74		—	—	—	—
ESPP purchase		28	—	168	—	168
Common stock issued for equipment purchase	5		—	40	—	40
Vesting of restricted shares	—		—	303	—	303
Common stock issued in payment of note interest	106		—	731	—	731
Repurchase and retirement of common shares	(101)		—	—	—	—
Net loss	—		—	—	(26,064)	(26,064)

Balance, March 31, 2020	36,352		$36	$131,997	$(93,538)	$38,495

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,035)	(26,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,284	2,194
Common stock issued for services	6,084	5,108
Amortization of debt discount	4,405	2,333
Amortization of operating lease right of use asset	168	91
Non cash interest payments	609	731
Change in fair value of derivative liabilities	(744)	(396)
Change in fair value of contingent real estate liability	—	(446)
Changes in operating assets and liabilities:
Accounts receivable	(1,270)	(407)
Inventory	(1,310)	18
Other current assets	(164)	477
Other assets	—	(188)
Accounts payable and accrued expenses	961	195
Lease liabilities	(170)	(85)
Deferred revenue	123	(5)
Net Cash Used in Operating Activities	(22,059)	(16,443)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(9,884)	(6,340)
Cash received from sale of fixed assets	—	28
Cash paid for intangibles	(50)	(143)
Net Cash Used in Investing Activities	(9,934)	(6,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	75,394	32,189
Proceeds from exercise of employee stock options	1,270	64
Proceeds from exercise of warrants	1,109	—
Proceeds from employee stock purchase plan	204	168
Net Cash Provided by Financing Activities	77,977	32,421

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	45,984	9,523
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	44,408	30,154
Cash, Cash Equivalents and Restricted Cash - End of Period	$90,392	$39,677

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	325	488

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in note conversion	(25,270)	—
Stock compensation payable	—	303
Fixed assets included in accounts payable and accrued expenses	(1,467)	290
Stock issuance costs included in accounts payable and accrued expenses	(230)	—
Reclass from assets held for sale	—	(251)
Assets purchased using common stock	—	40

See accompanying notes to the condensed consolidated financial statements

AKOUSTIS TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Organization

Akoustis Technologies, Inc. (the “Company”) was incorporated on April 10, 2013, and effective December 15, 2016, the Company changed its state of incorporation to the State of Delaware. Through its subsidiary, Akoustis, Inc. (a Delaware corporation), the Company, headquartered in Huntersville, North Carolina, is focused on developing, designing, and manufacturing innovative radio frequency (“RF”) filter products for the wireless industry, including for products such as smartphones and tablets, cellular infrastructure equipment, WiFi Customer Premise Equipment (“CPE”), and military and defense communication applications. Located between the device’s antenna and its digital backend, the RF front-end (“RFFE”) is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. To construct the resonator devices that are the building blocks for its RF filters, the Company has developed a family of novel, high purity acoustic piezoelectric materials as well as a unique microelectromechanical system (“MEMS”) wafer process, collectively referred to as XBAW® technology. The Company leverages its integrated device manufacturing (“IDM”) business model to develop and sell high performance RF filters using its XBAW® technology. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RFFE.

Note 2. Liquidity

As of March 31, 2021, the Company had cash and cash equivalents of $90.4 million and working capital of $88.3 million. The Company has historically incurred recurring operating losses and experienced net cash used in operating activities.

As of April 26, 2021, the Company had $87.9 million of cash and cash equivalents, which the Company expects to be sufficient to fund its operations beyond the next twelve months from the date of filing of this Form 10-Q. These funds will be used to fund the Company’s operations, including capital expenditures, R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. Except pursuant to its ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper Sandler & Co., the Company has no commitments or arrangements to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional financing in a timely fashion and on acceptable terms, its financial condition and results of operations may be materially adversely affected and it may not be able to continue operations or execute its stated commercialization plan.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the filing of this Form 10-Q. Operating results for the quarter ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021 or any future interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on August 21, 2020 (the “2020 Annual Report”).

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

Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method.

Inventory consisted of the following as of March 31, 2021 and June 30, 2020 (in thousands):

	March 31, 2021	June 30, 2020
Raw Materials	$44	$24
Work in Process	1,092	69
Finished Goods	310	43
Total Inventory	$1,446	$136

Shares of Restricted Stock Outstanding

Shares outstanding include shares of restricted stock with respect to which restrictions have not lapsed. Restricted stock included in reportable shares outstanding was the following as of March 31, 2021 and 2020. Shares of restricted stock are included in the calculation of weighted average shares outstanding.

	March 31, 2021	March 31, 2020
Restricted stock included in reportable shares outstanding	—	116,250

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

The following table summarizes the revenues of the Company’s reportable segments for the three months ended March 31, 2021 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
NRE - RF Filters	$1,537	$—	$1,537
Filters/Amps	—	980	980
Total	$1,537	$980	$2,517

The following table summarizes the revenues of the Company’s reportable segments for the nine months ended March 31, 2021 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
NRE - RF Filters	$2,264	$—	$2,264
Filters/Amps	—	2,197	2,197
Total	$2,264	$2,197	$4,461

The following table summarizes the revenues of the Company’s reportable segments for the three months ended March 31, 2020 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
MEMS	$8	$—	$8
NRE - RF Filters	224	—	224
Filters/Amps	—	131	131
Total	$232	$131	$363

The following table summarizes the revenues of the Company’s reportable segments for the nine months ended March 31, 2020 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
MEMS	$265	$—	$265
NRE - RF Filters	652	—	652
Filters/Amps	—	507	507
Total	$917	$507	$1,424

Performance Obligations

The Company has determined that contracts for product sales revenue and foundry fabrication services revenue involve one performance obligation, which is delivery of the final product.

Contract Balances

The following table summarizes the changes in the opening and closing balances of the Company’s contract asset and liability for the first nine months of fiscal years 2021 and 2020 (in thousands):

	Contract Assets	Contract Liability
Balance, June 30, 2020	$125	$—
Closing, March 31, 2021	6	123
Increase/(Decrease)	$(119)	$123

Balance, June 30, 2019	$140	$5
Closing, March 31, 2020	96	—
Increase/(Decrease)	$(44)	$(5)

The Company records a receivable when the title for goods has transferred. Generally, all sales are contract sales (with either an underlying contract or purchase order), resulting in all receivables being contract receivables. When invoicing occurs prior to revenue recognition a contract liability is recorded (as deferred revenue on the Condensed Consolidated Balance Sheets). The contract liability balance as of March 31, 2021 comprises various upfront payments for non-recurring engineering services that will be performed subsequent to March 31, 2021. The amount of revenue recognized in the nine months ended March 31, 2020 that was included in the opening contract liability balance was $5 thousand which related to product sales.

Contract assets are recorded when revenue recognized exceeds the amount invoiced. The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The amount of contract assets invoiced in the nine months ended March 31, 2021 and 2020 that was included in the opening contract asset balance was $119 thousand, which primarily related to non-recurring engineering services and $96 thousand, which primarily related to non-recurring engineering services, respectively.

Backlog of Remaining Customer Performance Obligations

Revenue expected to be recognized and recorded as sales during this fiscal year from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) was $2.8 million at March 31, 2021.

Note 5. Property and Equipment, net

Property and equipment, net consisted of the following as of March 31, 2021 and June 30, 2020 (in thousands):

	Estimated Useful Life	March 31, 2021	June 30, 2020
Land	n/a	$1,000	$1,000
Building	11 years	3,000	3,000
Equipment	2-10 years	32,098	24,746
Leasehold Improvements	*	1,815	964
Software	3 years	479	294
Furniture & Fixtures	5 years	11	11
Computer Equipment	3 years	286	267
Total		38,689	30,282
Less: Accumulated Depreciation		(9,934)	(6,677)
Total		$28,755	$23,605

(*)	Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $1.2 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. The Company recorded depreciation expense of $3.3 million and $2.2 million for the nine months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, equipment with a net book value totaling $7.0 million had not been placed in service and therefore was not depreciated during the period. As of June 30, 2020, fixed assets with a net book value totaling $5.6 million had not been placed in service and therefore was not depreciated during the period.

Note 6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at March 31, 2021 and June 30, 2020 (in thousands):

	March 31, 2021	June 30, 2020
Accounts payable	$897	$2,135
Accrued salaries and benefits	3,502	2,478
Accrued professional fees	98	193
Accrued utilities	128	138
Accrued interest	14	137
Accrued goods received not invoiced	434	396
Other accrued expenses	90	422
Totals	$5,163	$5,899

Note 7. Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended March 31, 2021 (in thousands):

Fair Value Measurement Using Level 3 Inputs Total
Balance, June 30, 2020	$1,110
Change in fair value of derivative liabilities	(1,110)
Balance, March 31, 2021 (see note 8)	$—

The fair value of the derivative features of the October 2018 Notes and the May 2018 Notes (as defined in Note 8 below) at the balance sheet dates were calculated using the with-and-without method, a form of the income approach, valued with the following assumptions:

June 30, 2020
Remaining term (years)	2.92-3.42
Expected volatility	70%
Risk free interest rate	0.18-0.20%
Dividend yield	0.00%

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

Note 8. Convertible Notes

On December 4, 2020, the Company provided a notice of redemption to the holders of the Company’s outstanding $10,000,000 aggregate principal amount of 6.5% Convertible Senior Notes due 2023 (CUSIP No: 00973N AC6) (the “October 2018 Notes”) regarding the Company’s exercise of its option to redeem all October 2018 Notes on February 1, 2021 (the “October Redemption Date”), unless earlier converted as described below, pursuant to the indenture governing the October 2018 Notes. Pursuant to the notice of redemption, the Company would pay holders of the October 2018 Notes that are redeemed a redemption price equal to 100% of the aggregate principal amount of October 2018 Notes being redeemed, plus accrued and unpaid interest as well as an interest make-whole payment with respect to those October 2018 Notes that are redeemed.

All of the holders of the October 2018 Notes elected to convert the October 2018 Notes into shares of common stock of the Company prior to the October Redemption Date at a conversion rate equal to 196.08 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $5.10 per share).

During the quarter ended March 31, 2021, the Company converted approximately $10.0 million of principal into approximately 1.96 million shares of the Company’s common stock. The Company also recognized $96 thousand of unamortized debt discount as a reduction to equity.

On January 25, 2021, the Company provided a notice of redemption to the holders of the Company’s outstanding $15,000,000 aggregate principal amount of 6.5% Convertible Senior Secured Notes due 2023 (CUSIP No: 00973N AA0) (the “May 2018 Notes”) regarding the Company’s exercise of its option to redeem all Notes on March 1, 2021 (the “May Redemption Date”), unless earlier converted as described below, pursuant to the indenture governing the Notes. Pursuant to the notice of redemption, the Company would pay holders of the Notes that are redeemed a redemption price equal to 100% of the aggregate principal amount of Notes being redeemed, plus accrued and unpaid interest.

All of the holders of the May 2018 Notes elected to convert the May 2018 Notes into shares of common stock of the Company prior to the May Redemption Date at a conversion rate equal to 200 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of $5.00 per share). The holders of the May 2018 Notes also received an interest make-whole payment at a weighted average rate of 1.52 shares per $1,000 principal amount of notes with respect to those May 2018 Notes that were converted.

During the quarter ended March 31, 2021, the Company converted approximately $15.0 million of principal and $366 thousand of make whole payment liability into approximately 3.02 million shares of the Company’s common stock. The Company also recognized $477 thousand of unamortized debt discount as additional interest expense during the conversion.

The following table summarizes convertible debt as of June 30, 2020 (in thousands):

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Conversion Option	Carrying Value
Long Term convertible notes payable
6.5% convertible senior secured notes	5/31/2023	6.50%	$5.00	$15,000	$(3,918)	$894	$11,976
6.5% convertible senior notes	11/30/2023	6.50%	5.10	10,000	(564)	216	9,652
Ending Balance as of June 30, 2020				$25,000	$(4,482)	$1,110	$21,628

Note 9. Loans Payable

Promissory Note

On May 20, 2020, Akoustis, Inc., the operating subsidiary of the Company, issued a promissory note (the “Promissory Note”) in favor of Bank of America, NA (the “Lender”) that provided for a loan in the principal amount of $1.6 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Promissory Note accrued interest at a rate of 1.00% per annum. On November 20, 2020, Akoustis, Inc. applied to the Lender for forgiveness of the full amount of the Promissory Note. The Company treated the Promissory Note as debt and included the future monthly repayment amounts payable within 12 months as a short-term liability and the remainder of the Promissory Note debt as a long-term liability on the balance sheet. As described in Note 16 below, the Promissory Note was forgiven pursuant to the PPP on April 9, 2021.

The following table summarizes the Promissory Note debt as of March 31, 2021 (in thousands):

	Maturity Date	Stated Interest Rate	Face Value	Remaining Debt (Discount)	Carrying Value
Short Term Loans payable
Promissory Note	10/31/2021 - 12/31/2021	1.00%	$1,240	$(22)	$1.218
Ending Balance as of March 31, 2021			$1,240	$(22)	$1,218

Long Term Loans payable
Promissory Note	05/20/2022	1.00%	$393	$(1)	$392
Ending Balance as of March 31, 2021			$393	$(1)	$392

The following table summarizes the Promissory Note debt as of June 30, 2020 (in thousands):

	Maturity Date	Stated Interest Rate	Face Value	Remaining Debt (Discount)	Carrying Value
Long Term Loans payable
Promissory Note	05/20/2022	1.00%	$1,633	$(42)	$1,591
Ending Balance as of June 30, 2020			$1,633	$(42)	$1,591

The amortization of the Promissory Note debt discount of $6.3 thousand and $19.1 thousand for the three month and nine month periods ending March 31, 2021, respectively, was treated as interest expense on the statement of operations.

Note 10. Concentrations

Vendors

Vendor concentration as a percentage of purchases for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months 03/31/2021	Three Months 03/31/2020
Vendor 1	18%	—

Vendor concentration as a percentage of purchases for the nine months ended March 31, 2021 and 2020 are as follows:

	Nine Months 03/31/2021	Nine Months 03/31/2020
Vendor 1	—	13%

Customers

Customer concentration as a percentage of revenue for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months 03/31/2021	Three Months 03/31/2020
Customer 1	57%	—
Customer 2	34%	—
Customer 3	—	38%
Customer 4	—	33%
Customer 5	—	12%
Customer 6	—	11%

Customer concentration as a percentage of revenue for the nine months ended March 31, 2021 and 2020 are as follows:

	Nine Months 03/31/2021	Nine Months 03/31/2020
Customer 1	43%	22%
Customer 2	38%	—
Customer 3	—	20%
Customer 4	—	11%
Customer 5	—	13%
Customer 6	—	17%

Note 11. Stockholders’ Equity

Equity Offering Program

On May 8, 2020, the Company entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper Sandler & Co. (the “Sales Agreement”) pursuant to which the Company may sell from time-to-time shares of its common stock having an aggregate offering price of up to $50,000,000 (the “Equity Offering Program”). On February 22, 2021, the Company entered into Amendment No. 1 to the Sales Agreement , which increased the amount of shares of common stock the Company may sell from time-to-time under the Equity Offering Program by an incremental $50,000,000.

Three months ended	Avg price per share	Number of Shares	Gross Proceeds (in millions)	Offering Expenses (in millions)	Net Proceeds (in millions)
September 30, 2020	$8.09	416,221	$3.4	$0.1	$3.3
December 31, 2020	$8.93	2,296,023	$20.5	$0.4	$20.1
March 31, 2021	$14.99	2,082,148	$31.2	$0.5	$30.7
Total	$11.49	4,794,392	$55.1	$1.0	$54.1

February 2021 Registered Direct Offering

On February 19, 2021, the Company entered into securities purchase agreements to sell a total of 1,500,000 shares of its common stock to a limited number of institutional investors in a registered direct offering at a purchase price of $14.3592 per share for aggregate gross proceeds of $21.5 million. The offering closed on February 23, 2021. The Company expects to use the proceeds of the offering to fund the Company’s operations and growth of its business, including for capital expenditures, working capital, research and development, the commercialization of its technology and other general corporate purposes.

Equity Incentive Plans

During the nine months ended March 31, 2021, the Company granted employees options to purchase an aggregate of approximately 0.5 million shares of common stock with a weighted average grant date fair value of $5.05 per share. The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following assumptions:

Nine Months Ended March 31, 2021
Exercise price	$ 7.72 – 17.61
Expected term (years)	4.00 – 5.00
Risk-free interest rate	0.25% – 0.78%
Volatility	67 – 68%
Dividend yield	0%
Weighted Average Grant Date Fair Value of Options granted during the period	$ 5.05

During the nine months ended March 31, 2021 the Company awarded certain employees and directors grants of an aggregate of approximately 0.8 million restricted stock units (“RSUs”) with a weighted average grant date fair value of $9.74. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest over 4 – 5 years.

Compensation expense related to our stock-based awards described above was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Research and Development	$1,011	$929	$2,953	$2,675
General and Administrative	980	874	3,131	2,433
Total	$1,991	$1,803	$6,084	$5,108

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in thousands):

	As of March 31, 2021
	Unrecognized stock-based compensation	Weighted- average years to be recognized
Options	$2,820	2.21
Restricted stock awards/units	$9,064	2.29

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

The components of lease expense were as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020
Operating Lease Expense	$75	$55	$225	$144

Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification on the Condensed Consolidated Balance Sheet	March 31, 2021
Assets
Operating lease assets	Other non-current assets	$531

Liabilities
Other current liabilities	Current liabilities	260
Operating lease liabilities	Other non-current liabilities	274

Weighted Average Remaining Lease Term:
Operating leases		2.01

Weighted Average Discount Rate:
Operating leases		12.47%

The following table outlines the minimum future lease payments for the next five years and thereafter, (in thousands):

For the year ending June 30,
2021	$78
2022	312
2023	204
2024	7
2025	—
Thereafter	—
Total lease payments (undiscounted cash flows)	601

Less imputed interest	(67)
Total	$534

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

Note 13. Related Party Transactions

Asset Purchase and Sale

On September 30, 2020, Akoustis, Inc. sold to a third party certain of its inventory, together with related warranty obligations, delivery commitments and design data and files (the “Designs”) for $215,000. This transaction was enabled by the purchase by Akoustis, Inc. under an Asset Purchase Agreement dated September 30, 2020 with Big Red, LLC of the Designs for $25,000. Members of Big Red, LLC include the brother of the Company’s Chief Executive Officer and two non-executive employees of the Company.

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

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three and nine months ended March 31, 2021 and 2020 are as follows (in thousands):

	Foundry/ Fabrication Services	RF Product	Total
Three months ended March 31, 2021
Revenue with customers	$1,537	$980	$2,517
Cost of revenue	400	2,573	2,973
Gross margin	1,137	(1,593)	(456)
Research and development	—	5,225	5,225
General and administrative	—	3,395	3,395
Income (Loss) from Operations	$1,137	$(10,213)	$(9,076)

Three months ended March 31, 2020
Revenue with customers	$232	$131	$363
Cost of revenue	138	79	217
Gross margin	94	52	146
Research and development	—	5,769	5,769
General and administrative	—	2,589	2,589
Income (Loss) from Operations	$94	$(8,306)	$(8,212)

Nine months ended March 31, 2021
Revenue with customers	$2,264	$2,197	$4,461
Cost of revenue	803	6,421	7,224
Gross margin	1,461	(4,224)	(2,763)
Research and development	—	17,171	17,171
General and administrative	—	9,683	9,683
Income (Loss) from Operations	$1,461	$(31,078)	$(29,617)

Nine months ended March 31, 2020
Revenue with customers	$917	$507	$1,424
Cost of revenue	545	795	1,340
Gross margin	372	(288)	84
Research and development	—	15,736	15,736
General and administrative	—	8,158	8,158
Income (Loss) from Operations	$372	$(24,182)	$(23,810)

As of March 31, 2021
Accounts receivable	$1,498	$122	$1,620
Property and equipment, net	—	$28,755	$28,755

As of June 30, 2020
Accounts receivable	$71	$280	$351
Property and equipment, net	$—	$23,605	$23,605

Note 15. Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the nine months ended March 31, 2021 and March 31, 2020 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Convertible Notes	—	4,960,800
Options	2,484,477	2,265,165
Warrants	167,809	541,999
Total	2,652,286	7,767,964

Note. 16. Subsequent Events

On April 9, 2021, Akoustis, Inc. received notice from the Lender that the full amount of the Promissory Note was forgiven pursuant to the PPP Loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “Akoustis,” the “Company,” “we,” “us,” and “our” refer to Akoustis Technologies, Inc. and its consolidated subsidiary, Akoustis, Inc., each of which is a Delaware corporation.

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

Forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which are beyond our control. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing and sustain our status as a going concern; our limited operating history; our inability to generate revenues or achieve profitability; the results of our research and development (“R&D”) activities; our inability to achieve acceptance of our products in the market; the impact of the COVID-19 pandemic on our operations, financial condition and the worldwide economy, including its impact on our ability to access the capital markets; general economic conditions, including upturns and downturns in the industry; shortages in supplies needed to manufacture our products, or needed by our customers to manufacture devices incorporating our products;  our limited number of patents; failure to obtain, maintain, and enforce our intellectual property rights; our inability to attract and retain qualified personnel; our reliance on third parties to complete certain processes in connection with the manufacture of our products; product quality and defects; existing or increased competition; our ability to market and sell our products; our inability to successfully scale our New York wafer fabrication facility and related operations while maintaining quality control and assurance and avoiding delays in output; contracting with customers and other parties with greater bargaining power and agreeing to terms and conditions that may adversely affect our business; risks related to doing business in foreign countries; any security breaches or other disruptions compromising our proprietary information and exposing us to liability; our failure to innovate or adapt to new or emerging technologies; our failure to comply with regulatory requirements; results of any arbitration or litigation that may arise; stock volatility and illiquidity; our failure to implement our business plans or strategies; and our failure to maintain effective internal control over financial reporting.

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

Overview

Akoustis® is an emerging commercial product company focused on developing, designing, and manufacturing innovative RF filter solutions for the wireless industry, including for products such as smartphones and tablets, network infrastructure equipment, WiFi Customer Premise Equipment (“CPE”) and defense applications. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RF front-end (“RFFE”). Located between the device’s antenna and its digital backend, the RFFE is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. We have developed a proprietary microelectromechanical system (“MEMS”) based bulk acoustic wave (“BAW”) technology and a unique manufacturing process flow, called “XBAW®”, for our filters produced for use in RFFE modules. Our XBAW® filters incorporate optimized high purity piezoelectric materials for high power, high frequency and wide bandwidth operation. We are developing RF filters for 5G, WiFi and defense bands using our proprietary resonator device models and product design kits (PDKs). As we qualify our RF filter products, we are engaging with target customers to evaluate our filter solutions. Our initial designs target UHB, sub 7 GHz 5G, WiFi and defense bands. We expect our filter solutions will address problems (such as loss, bandwidth, power handling, and isolation) created by the growing number of frequency bands in the RFFE of mobile devices, infrastructure and premise equipment to support 5G, and WiFi. We have prototyped, sampled and begun commercial shipment of our single-band low loss BAW filter designs for 5G frequency bands and 5 GHz and 6 GHz WiFi bands which are suited to competitive BAW solutions and historically cannot be addressed with low-band, lower power handling surface acoustic wave (“SAW”) technology.

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

Manufacturing. We currently manufacture our high-performance RF filter circuits, using our first generation XBAW® wafer process, in our 120,000-square foot wafer- manufacturing facility located in Canandaigua, New York (the “NY Facility”), which we acquired in June 2017.

Intellectual Property. As of April 19, 2021, our IP portfolio included 46 patents, including a blocking patent that we have licensed from Cornell University. Additionally, as of April 19, 2021, we have 79 pending patent applications. These patents cover our XBAW® RF filter technology from raw materials through the system architectures.

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

We have earned minimal revenue from operations since inception, and we have funded our operations primarily with development contracts, RF filter and production orders, government grants, foundry and engineering services, and sales of debt and equity securities. The Company has incurred losses, primarily the result of material and processing costs associated with developing and commercializing our technology, as well as personnel costs, professional fees (primarily accounting and legal), and other general and administrative (“G&A”) expenses. We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid-state device technology development and engineering of catalog and custom filter design solutions.

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

Recent Developments

On January 26, 2021, Akoustis issued a redemption notice on the remaining $15 million principal amount of the Company’s outstanding 6.5% convertible senior secured notes due in 2023.

On January 27, 2021, the Company announced that it had achieved design-lock on its 5.5 GHz and 6.5 GHz WiFi 6E coexistence filter modules.

On January 29th, 2021, Akoustis announced that it had received a volume order from a tier-1 customer for its 5.5 GHz and 6.5 GHz WiFi 6E coexistence filter modules.

On February 1, 2021, the Company announced that it had locked the process flow for its first wafer-level-chip-scale-package for XBAW® filters.

On March 3, 2021, the Company announced that it had been awarded a new design win for XBAW® filters from a Citizens Broadband Radio Service (CBRS) customer.

On March 8, 2021, Akoustis announced the discharge of the indentures associated with the $15 million 6.5% convertible senior secured notes due 2023.

On March 29, 2021, the Company announced it had secured a WiFi 6E reference design with a tier-1 WiFi system-on-chip (SoC) maker.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2020 Annual Report.

Results of Operations

Three Months Ended March 31, 2021 and 2020

Revenue

The Company recorded revenue of $2.5 million for the three months ended March 31, 2021 as compared to $0.4 million for the three months ended March 31, 2020. The increase of $2.1 million was primarily due to an increase in non-recurring engineering services of $1.3 million or 584% as well as an increase in RF product revenue of $0.9 million, or 1,742%.

Cost of Revenue

Cost of revenue includes direct labor, material, net realizable value (NRV) adjustments, and facility costs primarily associated with foundry services revenue, manufacturing of filter products and engineering services. The Company recorded cost of revenue of $3.0 million for the three months ended March 31, 2021 as compared to $0.2 million for the three months ended March 31, 2020. The $2.8 million increase is primarily due to costs associated with RF product revenue which increased by $2.5 million in addition to non-recurring engineering costs which increased by $0.3 million.

Research and Development Expenses

R&D expenses were $5.2 million for the three months ended March 31, 2021 and were $0.6 million, or 9.4% lower than the prior year amount for the same period of $5.8 million. Personnel costs, including stock-based compensation, were $3.1 million compared to $3.4 million in the prior year period, a decrease of $0.3 million or 8.9%. Facility costs of $1.9 million primarily associated with the NY Facility were $0.3 million lower than the prior period. These decreases are a result of a shift from R&D activities to production activities when compared to the prior period.

General and Administrative Expense

General and administrative (“G&A”) expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the three months ended March 31, 2021 were $3.4 million, which is an increase of $0.8 million compared to the three months ended March 31, 2020. Year-over-year changes within G&A expenses include an increase in employee compensation (including stock-based compensation) of $0.4 million as well as increased general expenses of $0.3 million, primarily professional fees.

Other (Expense)/Income

Other expenses for the three months ended March 31, 2021 were ($1.1) million, which included debt discount amortization of $2.1 million. Offsetting this expense was a gain on derivative liability valuation of $0.9 million related to the conversion of notes payable. Other income for the three months ended March 31, 2020 were $0.4 million, consisting of $0.8 million of debt discount amortization and interest expense, net of $0.3 million, a gain on derivative liability valuation of $1.1 million and a gain on contingent liability of $0.5 million.

Net Loss

The Company recorded a net loss of $10.2 million for the three months ended March 31, 2021, compared to a net loss of $7.8 million for the three months ended March 31, 2020. The period-over-period incremental loss of $2.4 million, or 31%, was primarily driven by an increase in cost of revenue, and G&A expenses of $3.0 million as well as an increase in debt discount amortization of $1.2 million. These expense increases were partially offset by a revenue increase of $2.1 million.

Nine months Ended March 31, 2021 and 2020

Revenue

The Company recorded revenue of $4.5 million for the nine months ended March 31, 2021 as compared to $1.4 million for the nine months ended March 31, 2020. The increase of $3.1 million was primarily due to an increase in RF product revenue of $1.6 million, or 386%. In addition, non-recurring engineering services increased by $1.6 million, or 247%. Partially offsetting these increases was a decrease in MEMS revenue of $0.3 million, a product line that the Company exited during fiscal year 2020.

Cost of Revenue

Cost of revenue includes direct labor, material, net realizable value (NRV) adjustments, and facility costs primarily associated with foundry services revenue, manufacturing of filter products and engineering services. The Company recorded cost of revenue of $7.2 million for the nine months ended March 31, 2021 as compared to $1.3 million for the nine months ended March 31, 2020. The $5.9 million increase is primarily due to costs associated with the production of RF products, which increased by $5.6 million as well as cost related to non-recurring engineering services which increased by $0.3 million for the nine months ended March 31, 2021.

Research and Development Expenses

R&D expenses were $17.2 million for the nine months ended March 31, 2021 and were $1.4 million, or 9.1%, higher than the prior year amount for the same period of $15.7 million. The period-over-period increase was primarily in the areas of R&D personnel costs, R&D materials and facility costs as well as R&D equipment depreciation. Personnel costs, including stock-based compensation, were $9.6 million compared to $9.2 million in the prior year period, an increase of $0.4 million or 4.5%. The higher personnel cost was primarily due to increased headcount at both the Huntersville, NC location and the NY Facility. Material and facility costs of $7.0 million primarily associated with the NY Facility were $1.0 million higher than the comparative period.

General and Administrative Expense

G&A expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the nine months ended March 31, 2021 were $9.7 million, which is an increase of $1.5 million compared to the nine months ended March 31, 2020. Year over year changes within G&A expenses include increases in employee compensation (including stock-based compensation) of $1.2 million and sales and marketing expenses of $0.2 million. These increases were partially offset by lower general expenses, primarily professional fees, as well as a reduction in severance expense.

Other (Expense)/Income

Other expenses for the nine months ended March 31, 2021 were ($4.4) million, which included debt discount amortization of $4.4 million, interest expense, net of $0.8 million, and a gain on fair value of derivative liability of $0.7 million. Other expenses for the nine months ended March 31, 2020 were ($2.3) million, consisting of $2.3 million of debt discount amortization and interest expense, net of $0.9 million as well as gains on fair value of derivative liability and contingent liability of $0.4 million and $0.4 million, respectively.

Net Loss

The Company recorded a net loss of $34.0 million for the nine months ended March 31, 2021, compared to a net loss of $26.0 million for the nine months ended March 31, 2020. The period-over-period incremental loss of $8.0 million, or 31%, was primarily driven by an increase in cost of revenue, R&D expenses and general and administrative expenses of $8.8 million. In addition, interest expense, including debt discount amortization, increased by $1.9 million. These expense increases were partially offset by an increase in revenue of $3.0 million as well as a gain on the fair value of derivative liability of $0.3 million.

Liquidity and Capital Resources

Financing Activities

During the three months ended March 31, 2021, the Company sold a total of 2,082,148 shares of its common stock at a price to the public of an average of $14.99 per share under the Sales Agreement for aggregate gross proceeds of approximately $31.2 million, before deducting compensation paid to the sales agents and other offering expenses of approximately $0.5 million. As of March 31, 2021, the Company had sold common stock for aggregate gross proceeds of $55.1 million under the Sales Agreement.

On February 19, 2021, the Company entered into a securities purchase agreement with a limited number of institutional investors for the registered direct offering of an aggregate of 1,500,000 shares of common stock at a purchase price of $14.3592 per share (the “Registered Direct Offering”). The Registered Direct Offering closed on February 23, 2021 and resulted in gross proceeds of approximately $21.5 million.

Balance Sheet and Working Capital

The Company had $90.4 million of cash and cash equivalents on hand as of March 31, 2021, which reflects an increase of $46.0 million compared to $44.3 million as of June 30, 2020. The increase is primarily due to cash proceeds from common stock issuance of $75.4 million which was partially offset by $22.1 million in net cash used in operating activities and $9.9 million in capital expenditures for the nine months ended March 31, 2021. The Company estimates that cash on hand will be sufficient to fund its operations, including current capital expense commitments, beyond the next twelve months from the date of filing of this Form 10-Q. However, the Company has historically incurred recurring operating losses and will continue to do so until it generates sufficient revenues from operations; as a result, we may need to obtain additional capital through the sale of additional equity securities, debt, or otherwise, to fund operations past that date. There is no assurance that the Company’s projections and estimates are accurate. The Company is actively managing and controlling the Company’s cash outflows to mitigate liquidity risks.

March 31, 2021 compared to June 30, 2020

As of March 31, 2021, the Company had current assets of $95.0 million made up primarily of cash on hand of $90.4 million. As of June 30, 2020, current assets were $46.2 million comprised primarily of cash on hand of $44.3 million.

Property, Plant and Equipment was $28.8 million as of March 31, 2021 as compared to a balance of $23.6 million as of June 30, 2020.

Total assets as of March 31, 2021 and June 30, 2020 were $125.2 million and $71.4 million, respectively.

Current liabilities as of March 31, 2021 and June 30, 2020 were $6.8 million and $6.1 million, respectively. The increase of $0.7 million was due to the reclassification of a portion of our loans payable from long term liabilities to current liabilities offset by a decrease in accounts payable and accrued expenses.

Long-term liabilities totaled $0.8 million as of March 31, 2021, compared to $23.8 million as of June 30, 2020. The decrease of $23.0 million was due to the conversion of notes payable during the reporting period.

Stockholders’ equity was $117.6 million as of March 31, 2021, compared to $41.5 million as of June 30, 2020, an increase of $76.1 million, or 183%. This increase was primarily due to the increase in additional paid-in-capital (“APIC”) of $110.2 million for the nine months ended March 31, 2021 which was partially offset by the net loss for the nine months ended March 31, 2021 of $34.0 million. The increase in APIC was primarily due to common stock issued for cash and the conversion of notes payable of $100.5 million, common stock issued for services of $6.1 million and stock options exercised of $1.3 million.

Cash Flow Analysis

Operating activities used cash of $22.1 million during the nine months ended March 31, 2021 and $16.4 million during the comparative period ended March 31, 2020. The $5.6 million period- over-period increase in cash used was attributable to higher operating expenses associated with the ramp of development and commercialization activities (primarily R&D and production personnel and material costs).

Investing activities used cash of $9.9 million for the nine months ended March 31, 2021 compared to $6.5 million for the comparative period ended March 31, 2020. The $3.4 million period-over-period increase was primarily due to increased purchases of production equipment.

Financing activities increased cash by $78.0 million during the nine months ended March 31, 2021 compared to the comparative period ended March 31, 2020 due to proceeds from issuance of common stock pursuant to the Sales Agreement as well as proceeds from the Registered Direct Offering. In addition, stock option grants, warrant exercises and proceeds from our employee stock purchase plan (“ESPP”) resulted in cash proceeds of $2.6 million.

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

As of March 31, 2021, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Interim Chief Financial Officer have concluded based upon the evaluation described above that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Other than as follows, there have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2020 Annual Report.

Our common stock has been thinly traded and its share price in the public markets has experienced, and may in the future experience, extreme volatility.

Our common stock has traded on the Nasdaq Capital Market, under the symbol “AKTS,” since March 13, 2017. Since that date, our common stock has been relatively thinly traded and at times been subject to price volatility. Recently, from December 1, 2020 to March 31, 2021, the closing price of our common stock on the Nasdaq Capital Market ranged from $7.52 to $18.58 per share. Between December 1, 2020 and March 31, 2021, the intra-day sales price of our common stock fluctuated between a reported low sale price of $7.40 and a reported high sales price of $19.15.

The stock market and development-stage public companies in particular have been subject to extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Additionally, technical factors in the public trading market for our stock may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), speculation in the press, in the investment community, or on the internet, including on online forums and social media, about our Company, our industry or our securities, the amount and status of short interest in our securities (including a “short squeeze”), access to margin debt, trading in options and other derivatives on our common stock and other technical trading factors. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than the sales price in this offering.

The daily trading volume of our common stock has historically been relatively low. If we are unable to develop and maintain a liquid market for our common stock, you may not be able to sell your common stock at prices you consider to be fair or at times that are convenient for you, or at all. This situation may be attributable to a number of factors, including but not limited to the fact that we are a development-stage company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investor community. In addition, investors may be risk averse to investments in development-stage companies. The low trading volume is outside of our control and may not increase or, if it increases, may not be maintained. In addition, following periods of volatility in the market price of a company’s securities, litigation has often been brought against that company and we may become the target of litigation as a result of price volatility. Litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

We depend on a few large customers for a substantial portion of our revenue.

A substantial portion of our revenue comes from large purchases by a small number of customers. Our future operating results depend on both the success of our largest customers and on our success in diversifying our products and customer base.

The concentration of our revenue with a relatively small number of customers makes us particularly dependent on factors, both positive and negative, affecting those customers. If demand for their devices incorporating our products increases, our results are favorably impacted, while if demand for their devices decreases, they may reduce their purchases of, or stop purchasing, our products and our operating results would suffer. Even if we achieve a design win, our customers can delay, temporarily suspend, or cancel the manufacture or release of a new device for any reason, such as a shortage of supply of other components needed to manufacture their device. Most of our customers can cease incorporating our products into their devices with little notice to us and with little or no penalty. The loss of a large customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition and results of operations.

Global shortages in manufacturing capacities could negatively affect our operations and negatively impact our results of operations.

Our business depends in significant part upon manufacturers of products requiring semiconductors, as well as the current and anticipated production of these products. As a supplier to such manufacturers, we are subject to the business cycles that characterize the industry. Recent sharp increases in demand for semiconductor products have resulted in a global shortage of manufacturing capacities and it is unclear how long this shortage may last. If our customers are forced to reduce the amount of their products they manufacture or plan to manufacture due to a limited supply of semiconductors, our business, financial condition and results of operations could be negatively affected.

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

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020)
10.1*†	Akoustis Technologies, Inc. Director Compensation Program, effective August 28, 2020

10.2	Form of Securities Purchase Agreement, dated February 19, 2021, by and among the Company and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the SEC on February 22, 2021)

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101*	Interactive Data Files of Financial Statements and Notes

101.INS*	Instant Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2021	Akoustis Technologies, Inc.

	By:	/s/ Kenneth E. Boller
Kenneth E. Boller
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)