Form 10-K
period 2021-06-30
Akoustis Technologies, Inc.
filed 2021-08-30
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates on December 31, 2020 was approximately $470.9 million. For purposes of this computation, shares of Common Stock held by all officers, directors, and any beneficial owners of 10% or more of the outstanding Common Stock were excluded because such persons may be deemed to be affiliates of the registrant. Such determination should not be deemed an admission that such persons are, in fact, affiliates of the registrant.

As of August 20, 2021, there were 51,310,014 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended June 30, 2021. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

●	our limited operating history,

●	our inability to generate revenues or achieve profitability,

●	the impact of the COVID-19 pandemic on our operations, financial condition and the worldwide economy, including our ability to access the capital markets,

●	our inability to obtain adequate financing and sustain our status as a going concern,

●	the results of our research and development (“R&D”) activities,

●	our inability to achieve acceptance of our products in the market,

●	general economic conditions, including upturns and downturns in the industry,

●	existing or increased competition,

●	our inability to successfully scale our New York wafer fabrication facility and related operations while maintaining quality control and assurance and avoiding delays in output,

●	contracting with customers and other parties with greater bargaining power and agreeing to terms and conditions that may adversely affect our business,

●	risks related to doing business in foreign countries,

●	any security breaches or other disruptions compromising our proprietary information and exposing us to liability,

●	our limited number of patents,

●	failure to obtain, maintain and enforce our intellectual property rights,

●	our inability to attract and retain qualified personnel,

●	results of any arbitration or litigation that may arise,

●	our reliance on third parties to complete certain processes in connection with the manufacture of our products,

●	product quality and defects,

●	our ability to market and sell our products,

●	our failure to innovate or adapt to new or emerging technologies, including in relation to our competitors,

●	our failure to comply with regulatory requirements,

●	stock volatility and illiquidity,

●	our failure to implement our business plans or strategies,

●	our failure to maintain effective internal control over financial reporting, and

●	our failure to obtain or maintain the Trusted Foundry accreditation or our New York fabrication facility,

●	shortages in supplies needed to manufacture our products, or needed by our customers to manufacture devices incorporating our products.

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

v

PART I

ITEM 1. BUSINESS

Overview

Akoustis Technologies, Inc., a Delaware corporation, was incorporated in 2013. Akoustis® is an emerging commercial product company focused on developing, designing, and manufacturing innovative RF filter solutions for the wireless industry, including for products such as smartphones and tablets, network infrastructure equipment, WiFi Customer Premise Equipment (“CPE”) and defense applications. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RF front-end (“RFFE”). Located between the device’s antenna and its digital backend, the RFFE is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. We have developed a proprietary microelectromechanical system (“MEMS”) based bulk acoustic wave (“BAW”) technology and a unique manufacturing process flow, called “XBAWTM”, for our filters produced for use in RFFE modules. Our XBAW filters incorporate optimized high purity piezoelectric materials for high power, high frequency and wide bandwidth operation. We are developing RF filters for 5G, WiFi and defense bands using our proprietary resonator device models and product design kits (PDKs). As we qualify our RF filter products, we are engaging with target customers to evaluate our filter solutions. Our initial designs target UHB, sub 7 GHz 5G, WiFi and defense bands. We expect our filter solutions will address problems (such as loss, bandwidth, power handling, and isolation) created by the growing number of frequency bands in the RFFE of mobile devices, infrastructure and premise equipment to support 5G, and WiFi. We have prototyped, sampled and shipped commercial production volume of our single-band low loss BAW filter designs for 5G frequency bands and 5 GHz and 6 GHz WiFi bands which are suited to competitive BAW solutions and historically cannot be addressed with low-band, lower power handling surface acoustic wave (“SAW”) technology.

We own and/or have filed applications for patents on the core resonator device technology, manufacturing facility and intellectual property (“IP”) necessary to produce our RF filter chips and operate as a “pure-play” RF filter supplier, providing discrete filter solutions direct to Original Design Manufacturers (“ODMs”) and Original Equipment Manufacturers (“OEMs”) and aligning with the front- end module manufacturers that seek to acquire high performance filters to expand their module businesses. We believe this business model is the most direct and efficient means of delivering our solutions to the market.

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

Manufacturing. We currently manufacture our high-performance RF filter circuits, using our first generation XBAW wafer process, in our 120,000-square foot wafer- manufacturing facility located in Canandaigua, New York (the “NY Facility”), which we acquired in June 2017.

Intellectual Property. As of August 19, 2021, our IP portfolio included 52 patents, including a blocking patent that we have licensed from Cornell University. Additionally, as of August 19, 2021, we have 82 pending patent applications. These patents cover our XBAW RF filter technology from raw materials through the system architectures.

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

We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid-state device technology development and engineering of catalog and custom filter design solutions. To succeed, we must convince mobile phone OEMs, RFFE module manufacturers, network infrastructure OEMs, WiFi CPE OEMs and defense customers to use our XBAW filter technology in their systems and modules. However, since there are two dominant BAW filter suppliers in the industry that have high-band technology, and both utilize such technology as a competitive advantage at the module level, we expect customers that lack access to high-band filter technology will be open to engage with our pure-play filter company.

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

Impact of COVID-19 on our Business

Although the ultimate impact of the COVID-19 pandemic on our business is unknown, in an effort to protect the health and safety of our employees, we have in the past taken, and may in the future take, proactive, precautionary action and adopted social distancing measures, daily self-health attestations, and mandatory mask policies at our locations, including when warranted by state and local guidelines. These measures have in the past included, and may in the future include, the implementation of new staffing plans in our facilities whereby certain employees work remotely and the remaining on-site force was or is divided into multiple shifts or segregated in different parts of the facility. Our actions continue to evolve in response to new government measures, the availability of current or future vaccines, and scientific knowledge regarding COVID-19. To contain COVID-19 or slow its spread, governments around the world have also at times enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. These measures have impacted the method and timing of certain business meetings and deliverables to certain customers, as well as our ability to obtain certain materials, equipment and services from suppliers.

These actions and the global health crisis caused by COVID-19 have negatively impacted business activity across the globe. We observed declining demand and price reductions in the electronics industry as business and consumer activity decelerated during the height of the first wave of the COVID-19 pandemic. Additionally, we have observed delays in certain suppliers’ shipment of materials necessary for us to manufacture our products and in certain vendors’ ability to deliver equipment for installation at our facilities. The duration, severity and future impact of the COVID-19 pandemic, including the possibility of subsequent waves of infection, remains uncertain and may depend on the rate, pace, and effectiveness of vaccination and containment efforts deployed by various national, state, and local governments.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the ultimate effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for fiscal year 2022 or beyond.

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

On October 27, 2020, the Company announced it was awarded a new DARPA contract to advance XBAW technology through a direct-to-phase 2 (DP2) program.

On October 29, 2020, Akoustis announced that it received an order from a Citizen’s Broadband Radio Service (CBRS) equipment OEM for both network and consumer premise equipment XBAW filter solutions.

On November 2, 2020, the Company announced it received an order from a leading RF front end maker for the development of 5G/WiFi mobile coexistence filters.

On December 7, 2020, Akoustis announced that it issued a redemption notice with respect to $10 million principal amount of the Company’s outstanding 6.5% convertible senior notes due in 2023.

On December 9, 2020, the Company announced it was awarded a design win for its 5.2/5.6 GHz WiFi 6 coexistence filters for a new customer. The XBAW filters will be used for a tri-band gateway/router using a multi-user, multiple-in, multiple-out (MU-MIMO) architecture.

On December 14, 2020, Akoustis announced it was awarded a third WiFi 6 design win for a tri-band MU-MIMO bridge product.

On December 16, 2020, the Company announced it received an order for new 5G mobile XBAW filters from a tier-1 RF front-end maker for smartphones and other devices.

On January 26, 2021, Akoustis issued a redemption notice on the remaining $15 million principal amount of the Company’s outstanding 6.5% convertible senior secured notes due in 2023.

On January 27, 2021, the Company announced that it had achieved design-lock on its 5.5 GHz and 6.5 GHz WiFi 6E coexistence filter modules.

On January 29, 2021, Akoustis announced that it had received a volume order from a tier-1 customer for its 5.5 GHz and 6.5 GHz WiFi 6E coexistence filter modules.

On February 1, 2021, the Company announced that it had locked the process flow for its first wafer-level-chip-scale-package for XBAW filters.

On March 3, 2021, the Company announced that it had been awarded a new design win for XBAW filters from a Citizens Broadband Radio Service (CBRS) customer.

On March 8, 2021, Akoustis announced the discharge of the indentures associated with the $15 million 6.5% convertible senior secured notes due 2023.

On March 29, 2021, the Company announced it had secured a WiFi 6E reference design with a tier-1 WiFi system-on-chip (SoC) maker.

On April 5, 2021, Akoustis announced that its WiFi 6E filters were approved for use in multiple designs by a second tier-1 WiFi SoC maker.

On April 15, 2021, the Company introduced its 5.6 GHz and 6.6 GHz WiFi 6E XBAW filter products and first order from a tier-1 OEM.

On April 27, 2021, Akoustis announced that it had been issued nine new patents covering BAW filter devices and methods for 5G, WiFi 6, WiFi 6E and C-V2X.

On May 3, 2021, the Company announced that it had locked the process flow for its second wafer-level-package for XBAW filters.

On May 17, 2021, Akoustis announced that it secured another WiFi 6E reference design win with a third SoC maker.

On June 2, 2021, CEO Jeff Shealy hosted Senate Majority Leader Chuck Schumer at the New York facility for a press conference discussing the U.S. Innovation and Competition Act. A seminal part of the Endless Frontiers Act.

On June 17, 2021, the Company announced a WiFi 6E design win from a new tier-1 customer.

On Jun 21. 2021, Akoustis entered into its first foundry agreement with a 5G mobile radio-frequency (RF) front-end customer.

On July 14. 2021, the Company received a volume development order from a tier-1 personal computer (PC) chipset company.

On July 29, 2021. Akoustis received two design wins from a Citizens Broadband Radio Service (CBRS) customer.

Financing

We have earned minimal revenue from operations since inception, and we have funded our operations primarily with issuances of equity and debt securities, as well as development contracts, RF filter and production orders, government grants, MEMS foundry and engineering services. We have incurred losses totaling approximately $147.8 million from our May 2014 inception through June 30, 2021. These losses are primarily the result of material and processing costs associated with developing and commercializing our technology, as well as personnel costs, professional fees (primarily accounting and legal), and other general and administrative (“G&A”) expenses. We expect to continue to incur substantial costs for the commercialization of our technology on a continuous basis because our business model involves materials and solid-state device technology development and engineering of catalog and custom filter design solutions.

As of August 20, 2021, the Company had $80.2 million of cash and cash equivalents, which the Company expects to be sufficient to fund its operations beyond the next twelve months from the date of filing of this Form 10-K. These funds will be used to fund the Company’s operations, including capital expenditures, R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. Except pursuant to its ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper Sandler & Co., the Company has no commitments or arrangements to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional financing in a timely fashion and on acceptable terms, its financial condition and results of operations may be materially adversely affected, and it may not be able to continue operations or execute its stated commercialization plan.

Recent Financing Activity

On May 8, 2020, the Company entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper Sandler & Co., which was amended on February 19, 2021, pursuant to which the Company may sell from time to time shares of its common stock having an aggregate offering price of up to $100,000,000 (the “ATM Program”). During the year ended June 30, 2021, the Company sold a total of 5,556,589 shares of its common stock at a weighted average price to the public of $11.28 per share through the ATM Program for aggregate gross proceeds of approximately $62.7 million, before deducting compensation paid to the sales agents of approximately $0.9 million and other offering expenses of approximately $0.2 million.

During the year ended June 30, 2021, the Company entered into a securities purchase agreement with a limited number of institutional investors for the registered direct offering of an aggregate of 1,500,000 shares of common stock at a purchase price of $14.3592 per share (the “Registered Direct Offering”). The Registered Direct Offering closed on February 23, 2021, and resulted in gross proceeds of approximately $21.5 million.

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

XBAW technology consists of novel high purity piezoelectric materials, which are fabricated into bulk-mode, acoustic wave resonators and RF filters. Our innovative piezoelectric materials contain high-purity Group III element nitride materials and possess a unique signature, which can be detected by conventional material metrology tools. We utilize analytical modeling techniques to aid in the design and internal manufacturing of our materials, whereby the raw substrate materials utilized in our XBAW process are sourced from a third party. Once our filter designs are simulated and ready to manufacture, we supply our NY fabrication facility raw materials, a mask design file, and a unique process sequence to fabricate our resonators and filters. We hold many issued and pending patents on our wafer process flow, which is compatible with wafer level packaging (WLP) that allows for low-profile, cost- effective filters to be produced.

Challenges Facing the Mobile Device Industry

Rising consumer demand for always-on wireless broadband connectivity creates an unprecedented need for high performance RFFE modules for mobile devices. Mobile devices such as smartphones, tablets and wearables are quickly becoming the primary means of accessing the Internet, driving the Internet of Things (IoT). Rapid growth in mobile data traffic tests the limits of existing wireless bandwidth. Carriers and regulators have responded by opening new spectrums of RF frequencies, driving up the number of frequency bands in mobile devices. This substantial increase in frequency bands has created a demand for more filters, as well as a demand for filters with higher selectivity. The global transition to LTE and adoption of LTE-Advanced with more sophisticated carrier aggregation and multiple-input, multiple-output (MIMO) techniques has continued to push the requirements for increased supply of high-performance filters. Furthermore, the introduction of 5G mobile technologies and their associated frequencies over the next several years will create an even greater need for high-performance, high-frequency filters as the bands being auctioned have primarily been in the 3-6 GHz range, well above the frequencies of current networks.

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

Our Solutions

Our immediate focus is on the commercialization of wide bandwidth RF filters operating in the high frequency spectrum known as the sub 6 GHz bands. Using our XBAW technology, we believe these filters enable new power amplifier duplexer (PAD) module or RFFE competition for high band modules as well as performance-driven low band applications. Initially, we expect to target select strategic RFFE market leaders as well as tier two mobile phone OEMs and/or RFFE module suppliers. Longer term, our focus will be to expand our market share by engaging with additional mobile phone OEMs and RFFE module manufacturers. We manufacture our wafer technology in our Canandaigua, NY fabrication facility where we continue to focus on the commercialization of our filters using our XBAW technology. We plan to develop a series of filter designs to be used in the manufacturing of discrete filters, duplexers or more complex multiplexers targeting the 4G/LTE, 5G, WiFi and defense frequency bands. We believe our filter designs will create an alternative for, and replace, filters currently manufactured using materials with fundamentally inferior performance. Figure 1 below illustrates characterization plots that represent the high power, high bandwidth and high frequency capability of our essential single crystal materials.

Figure 1-Characteristics of our high purity piezoelectric materials used to fabricate our BAW RF filters.

Single-Band Discrete Designs, Duplexers and Multiplexers

SAW filters are generally desired in modern RFFE because of their performance, small size and low cost. However, traditional SAW ladder designs do not perform well in high frequency bands or bands with closely spaced receive and transmit channels, typical of many new bands. Therefore, BAW filters are preferred for these bands. In our Canandaigua, NY wafer fabrication facility, we fabricate BAW resonators, the building block of BAW filters, that offer high frequency, wide bandwidth and high-power performance. We believe the improved efficiency provided by BAW filters will reduce the total cost of RFFE modules, offer efficient use of shared frequency spectrum as well as reduce the battery demand of mobile devices. Additionally, we believe that our XBAW technology will allow for a single manufacturing method that will support all of the BAW filter band range and a significant portion of the SAW band range. Figure 2 below illustrates what we believe will be the frequency range of our XBAW technology.

Figure 2- The potential range of our technology.

Pure-Play Filter Provider Enables New Module Competition

Given the high sound velocity in our piezoelectric materials, our technology allows for a wide range of frequency coverage, and we plan to supply filters that will support 4G/LTE, 5G, WiFi and defense bands. We have successfully demonstrated resonators that will support the design and fabrication of 4G/LTE filters, WiFi filters and defense filters, with frequencies adjacent to the emerging 5G mobile auctions. We have transitioned our XBAW technology to high volume manufacturing and aim to be a pure-play filter supplier that will address the increasing RF complexity placed on RFFE manufacturers supporting 4G/LTE 5G, and WiFi. Figure 3 illustrates historical and projected growth in RF complexity.

Figure 3- Projected Increase in Filter content in Mobile Phone Front End Modules (FEMs) from 2019 - 2024 (Source: Mobile Experts 2020).

Commercialization

Our immediate focus is on the commercialization of wide bandwidth RF filters to address the WiFi, Network Infrastructure and Defense bands with innovative single-band designs using our XBAW sub 7 GHz RF filter technology. We are currently developing commercial single-band filters through our wafer fabrication facility. We are focused on developing fixed-band filters because we believe these designs present the greatest near-term potential for commercialization of our technology, and that once demonstrated, the facility can be more efficiently readied for production compared to alternative technologies.

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

Research and development expense totaled $24.1 million for the year ended June 30, 2021, and $20.5 million for the year ended June 30, 2020. R&D activities focused on high purity piezoelectric materials development and resonator demonstration. Current R&D investments include materials advancement, resonator development, RF filter design, high yield wafer manufacturing and filter packaging.

As a result of our efforts, we have developed and introduced multiple new BAW filters which are currently sampling and in production with multiple customers across multiple markets. Our focus remains on improving the electromechanical coupling and quality factor of our resonator technology and the performance of our fabricated filters through design improvements and process optimization experiments.

We concentrated on several products and end markets in fiscal 2021 including 5G mobile, 5G infrastructure, WiFi and the defense market.

In 5G mobile, we announced two new customers during the second quarter including a tier-1 RF component company and a tier-2 RF front-end module maker. For the tier-1 customer, we received an order to develop two new XBAW filters for the mobile device market. We are currently developing these filters with the goal of entering production in the first half of fiscal 2023. For the second customer, we received an order to develop a XBAW filter for a front-end module targeting 5G and WiFi in mobile devices. We completed development of an initial engineering sample at the end of fiscal Q321 and signed a foundry agreement with this customer with the goal of entering production in the first half of fiscal 2023. We expect to ship additional engineering samples to this customer in early fiscal 2022 that utilize our new wafer chip-scale packaging.

Advancements in our WiFi portfolio were significant in fiscal 2021. Early in the year we received our first design win and commercial production ramp using our 5.2 GHz and 5.6 GHz tandem XBAW WiFi 6 solution. Our customer, a tier-1 consumer focused company, began shipping tri-band MU-MIMO mesh routers with our filters, and continues to ship these routers with our filters today. We announced our 5.2 GHz filter in March 2018, the AKF-1252.The AKF-1252 is a wideband filter for the U-NII-1&2A bands with typical insertion loss of less than 1dB, high rejection and a high-power rating in an ultra- small footprint module. Offering our customers 23-times size reduction over current dielectric resonator technology, our product was the first BAW RF filter targeting the 5.2 GHz WiFi band having achieved pre-production status in November 2018. We announced the sister part to the AKF-1252, called the AKF-1256, which allows the Company to bundle the 5.2 GHz and 5.6 GHz filter solutions to the CPE market in August of 2019. The tandem 5.2 GHz and 5.6 GHz filter solutions allow coexistence of WiFi signals in the 5GHz spectrum as shown below.

With the FCC’s decision to increase the available spectrum for WiFi with the ratification of 5.9-7.1 GHz.in April, 2020, new filters are needed that can operate at high frequency with ultra-wide bandwidth. This drove investment in the development of both standard and custom XBAW filters to address this new market over the past twelve months. We announced our first two WiFi 6E filters, in fiscal 2021 including a 5.5 GHz and 6.5 GHz XBAW filter solution with 675 MHz and 1190 MHz of bandwidth. We are currently sampling and shipping volume pre-production filters with multiple OEMs, ODMs and SoC makers. We received our first design win for our 5.5GHz/6.5 GHz tandem solution in June 2021, with volume production expected in the second half of fiscal 2022.

In June 2020, we entered into a strategic development agreement with a tier-1 enterprise-focused WiFi OEM to create customer WiFi 6E XBAW filters for a MU-MIMO mesh router product. During fiscal 2021, we developed multiple filters for this customer, all of which have been design-locked and are currently entering qualification. We expect to enter production with this customer in the second half of fiscal 2022.

On April 15, 2021, we announced that we had developed two new WiFi 6E XBAW filters, a 5.6 GHz filter and a 6.6 GHz filter. The 5.6 GHz filter module covers the entire UNII 1-3 spectrum and enables an additional 80 MHz and 160 MHz channel in UNII 4, while the 6.6 GHz filter module covers the UNII 5-8 spectrum. Current WiFi 6E configurations allow for the use of six 80 MHz and three 160 MHz channels in the UNII 1-3 spectrum and fourteen 80 MHz and seven 160 MHz channels in the UNII 5-8 spectrum. The new XBAW 5.6/6.6 GHz coexistence filter modules allow for the use of seven 80 MHz and three 160 MHz channels in the UNII 1-4 spectrum and twelve 80 MHz and six 160 MHz channels in the UNII 5-8 spectrum. Given that the 6 GHz portion of the WiFi 6E standard is just beginning to experience utilization, this new XBAW coexistence solution allows for an environment of greater capacity in the 5 GHz bands. We received our first order from a tier-1 consumer-focused OEM on the same day we introduced the filters, with the first order for the development of new multi-user, multiple-in-multiple-out mesh routing products for the consumer market. Commercial production is expected in late calendar 2021 to early calendar 2022.

During fiscal 2021, we made several significant enhancements to our 5G and CBRS infrastructure portfolio. On August 26. 2020, we announced a design win for band n79 with a tier-1 5G small cell infrastructure customer. We received a second design win from a new customer a month later that we announced on September 23, 2020. In October, we received an order for our 3.6 GHz Citizens Broadband Radio Service (CBRS) filter for 5G base station and consumer premise equipment development. We worked with this customer to develop products that utilize our filters during the fiscal year, which resulted in design wins for both infrastructure and CPE on July 29, 2021, which are expected to enter production in the first half of fiscal 2023.

In the defense market, we built on our early successes in phased array radar and drone filters with the award of a new Defense Advanced Research Projects Agency (DARPA) contract to advance XBAW technology in October of 2020. The Direct-to-Phase-2 (DP2) program is to facilitate MEMS development, produce novel piezoelectric materials and device designs for both commercial and defense markets. One of the major outcomes from the DP2 program is to develop a piezo MEMS process design kit (PDK) for the Company’s proprietary and patented XBAW process which is expected to support customer engagements that leverage the PDK to create devices and circuits, including RF filters, using the XBAW process.

Akoustis currently has 15 commercial XBAW filters in its product catalog, and recently introduced 5.6 GHz and 6.6 GHz WiFi 6E coexistence filter modules, which when qualified, will bring the number of catalog products to 17. Current product catalog filters include a 5.6 GHz WiFi filter, a 5.2 GHz WiFi filter, a 5.5 GHz WiFi-6E filter, a 6.5 GHz WiFi 6E filter, three small cell 5G network infrastructure filters including two Band n77 filters and one Band n79 filter, a 3.8 GHz filter and five S-Band filters for defense phased-array radar applications, a 3.6 GHz filter for the CBRS 5G infrastructure market and a C-Band filter for the unmanned aircraft systems (UAS) market. The Company is also developing several new filters for the sub-7 GHz bands targeting 5G mobile device, network infrastructure, WiFi CPE and defense markets.

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

In the United States and internationally, as of August 19, 2021, our IP portfolio included 52 patents, including one blocking patent that we have licensed from Cornell University. Additionally, we have 82 active and pending patent applications. These patents cover our XBAWTM RF filter technology from the substrate level through the system application layer. Where possible, we leverage both federal and state level R&D grants to support development and commercialization of our technology. Our owned patents expire between 2034 and 2039. We intend to continue to innovate and expand our patent portfolio, and when appropriate, we will look to purchase license(s) that grant access to additional intellectual property that enables, enhances or further expands our technical capabilities and/or product.

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

Competition

The RF filter market is controlled by a relatively small number of RF component suppliers. These companies include, among others, Broadcom Corporation, Murata Manufacturing Co., Ltd., Qorvo, Inc., Skyworks Solutions Inc., Taiyo Yuden Co. Ltd., and Qualcomm Incorporated. Broadcom Corporation and Qorvo, Inc. dominate the high band BAW filter market, controlling a significant portion of the customer base and are increasing capacity to meet the growing RF filter demand of the 4G/5G cellular market.

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

Employees

We place an emphasis on hiring the best talent at the right time to enable our core technology and business growth. This includes establishing a competitive compensation and benefits package, thereby enhancing our ability to recruit experienced personnel and key technologists. As of June 30, 2021, we had a total of 156 full-time employees plus 15 part-time and temporary employees. We will continue to hire specific and targeted positions to further enable our technology and manufacturing capabilities as and when appropriate.

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

Risk Factors Summary

Risks Related to our Business and the Industry in which we Operate

●	We have a limited operating history upon which investors can evaluate our business and future prospects.

●	We may not generate sufficient revenues to achieve profitability.

●	We are dependent on the proper functioning of our critical facilities, our supply chain and distribution networks and the financial stability of our customers, all of which have been negatively impacted by the COVID-19 pandemic in a manner that may have a materially adverse effect on our business, financial condition or results of operations.

●	The industry and the markets in which the Company operates are highly competitive and subject to rapid technological change. Therefore, in order for our RF filters to be competitive and achieve market acceptance, we need to keep pace with rapid development of new process technologies.

●	We are still developing many of our products, and they may not be accepted in the market.

●	We face risks associated with the operation of our manufacturing facility.

●	We are dependent upon third parties for the supply of raw materials and components.

●	If we experience poor manufacturing yields, our operating results may suffer.

●	The average selling prices of semiconductor products in our markets have often decreased rapidly and may do so in the future.

●	Problems in scaling our manufacturing operations could have a material adverse effect on our business.

●	Industry overcapacity could cause us to underutilize our manufacturing facilities and have a material adverse effect on our financial performance.

●	We face intense competition, which may cause pricing pressures, decreased gross margins and loss of potential market shares and may materially and adversely affect our business, financial condition and results of operations.

●	We contract with a number of large service providers and product companies that have considerable bargaining power, which may require us to agree to terms and conditions that could have an adverse effect on our business or ability to recognize revenues.

●	We may be subject to risks related to doing business in, and having counterparties based in, foreign countries.

●	Economic regulation in China could adversely impact our business and results of operations.

●	Changes in government trade policies, including the imposition of tariffs, export restrictions, sanctions, or other retaliatory measures could limit our ability to sell our products to certain customers, which may materially adversely affect our sales and results of operations.

●	We depend on a few large customers for a substantial portion of our revenue.

●	Global shortages in manufacturing capacities could negatively affect our operations and negatively impact our results of operations.

●	Changes in general economic conditions, together with other factors, cause significant upturns and downturns in the semiconductor industry, and our business, therefore, may also experience cyclical fluctuations in the future.

●	If we are unable to attract and retain qualified personnel to contribute to the development, manufacture and sale of our products, we may not be able to effectively operate our business.

●	If we are unable to establish effective marketing and sales capabilities or enter into additional agreements with third parties to market and sell our RF filters, we may not be able to effectively generate and sustain or increase product revenues.

Risks Related to Our Intellectual Property

●	If we fail to obtain, maintain and enforce our intellectual property rights, we may not be able to prevent third parties from using our proprietary technologies.

●	We have a limited number of patent applications, which may not result in issued patents or patents that fully protect our intellectual property.

●	We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful.

●	We need to protect our trademark rights and disclosure of our trade secrets to prevent competitors from taking advantage of our goodwill.

●	Development of certain technologies with our customers or manufacturers may result in restrictions on jointly-developed intellectual property.

●	We may be subject to claims of infringement, misappropriation or misuse of third party intellectual property that, regardless of merit, could result in significant expense and loss of our intellectual property rights.

Risks Related to our Financial Condition

●	We have a history of losses, will need substantial additional funding to continue our operations and may not achieve or sustain profitability in the future.

●	Our ability to raise capital may be materially adversely impacted by COVID-19.

Risks Related to Regulatory Requirements

●	Government regulation may adversely affect our business.

●	We may incur substantial expenses in connection with regulatory requirements, and any regulatory compliance failure could cause our business to suffer.

●	Compliance with regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain metals used in manufacturing our products.

Investment Risks

●	You could lose all of your investment.

●	Our common stock has been thinly traded and its share price in the public markets has experienced, and may in the future experience, extreme volatility.

●	Stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our Common Stock or preferred stock or other securities that are convertible into or exercisable for our Common Stock or preferred stock.

●	We do not anticipate paying dividends on our Common Stock.

General Risk Factors

●	Security breaches and other disruptions could compromise our proprietary information and expose us to liability, which would cause our business and reputation to suffer.

●	We may be subject to theft, loss, or misuse of personal data by or about our employees, customers or other third parties, which could increase our expenses, damage our reputation, or result in legal or regulatory proceedings.

●	Our business and operations would suffer in the event of system failures, and our operations are vulnerable to interruption by natural disasters, terrorist activity, power loss and other events beyond our control, the occurrence of which could materially harm our business.

●	Litigation or legal proceedings, including product liability claims, could expose us to significant liabilities, occupy a significant amount of our management’s time and attention and damage our reputation.

●	Unsolicited takeover proposals, governance change proposals, proxy contests and certain proposals/actions by activist investors may create additional risks and uncertainties with respect to our financial position, operations, strategies and management, and may adversely affect our ability to attract and retain key employees. Any perceived uncertainties may affect the market price and volatility of our securities.

●	There could be an adverse change or increase in the laws and/or regulations governing our business.

●	We may engage in future acquisitions that could disrupt our business, cause dilution to our shareholders and harm our financial condition and operating results.

●	Delaware law, our charter documents, and the ability of our Board of Directors to issue additional stock could impede or discourage a takeover or change of control that stockholders may consider favorable.

●	Our bylaws provide, subject to certain exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

●	As a smaller reporting company and a non-accelerated filer, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects and may cause investors to find our Common Stock less attractive.

●	Being a public company is expensive and administratively burdensome.

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

Since our expectations of potential customers and future demand for our products are based on only limited experience, it is difficult for our management and our investors to accurately forecast and evaluate our future prospects and our revenues. Our proposed progression of our operations is therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the growth of any new business and the development of a product, as well as those risks that are specific to our business in particular. The risks include, but are not limited to, our reliance on third parties to complete some processes for the manufacturing and packaging of our products, the possibility that we will not be able to develop functional and scalable products, or that although functional and scalable, our products and/or services will not be accepted in the market. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that the Company can successfully address these challenges. If it is unsuccessful, the Company and its business, financial condition and operating results will be materially and adversely affected.

We may not generate sufficient revenues to achieve profitability.

We have incurred operating losses since our inception and expect to continue to have negative cash flow from operations. We have only generated minimal revenues from shipment of product while our primary sources of funds have been R&D grants, MEMS foundry services, issuances of our equity, and debt. We have experienced net losses of approximately $148 million for the period from May 12, 2014 (inception) to June 30, 2021. Our future profitability will depend on our ability to create a sustainable business model and generate sufficient revenues, which is subject to a number of factors, including our ability to successfully implement our strategies and execute our R&D plan, our ability to implement our improved design and cost reductions into manufacturing of our RF filters, the availability of funding, market acceptance of our products, consumer demand for end products incorporating our products, our ability to compete effectively in a crowded field, our ability to respond effectively to technological advances by timely introducing our new technologies and products, and global economic and political conditions.

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

The COVID-19 pandemic is impacting worldwide economic activity, which has had a corresponding effect on our sales activity. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, and has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. With the ongoing effect of the COVID-19 pandemic in the United States and other countries, and the uncertainty as to potential future waves of COVID-19 infections, it is unclear how economic activity and workflows will continue to be impacted and for how long. Many employers in the United States have in the past or are currently requiring their employees to work from home or not come into their offices or facilities. We manufacture primarily out of one facility in Canandaigua, New York. In order to mitigate the risk posed by COVID-19, we have in the past implemented, and may in the future implement social distancing measures, daily self-health attestations, and mandatory mask policies, including when warranted by state and local guidelines. We also have implemented in the past new staffing plans in our facilities whereby certain employees worked remotely and the remaining on-site force was divided into multiple shifts or segregated in different parts of the facility. Our actions continue to evolve in response to new government measures, available vaccines, and scientific knowledge regarding COVID-19. To date, these protocols have not resulted in a decrease in the production capabilities of our facility. However, if the manufacturing capabilities of this facility are adversely impacted as a result of COVID-19, whether by a decrease in productivity caused by precautionary measures or by one or more employees becoming ill, it may not be possible for us to timely manufacture relevant products at required levels or at all. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Winning business in the semiconductor industry is subject to a lengthy process that often requires us to incur significant expense, from which we may ultimately generate no revenue.

Our business is dependent on us winning competitive bid selection processes, known as “design wins”. These selection processes are typically lengthy and can require us to dedicate significant development expenditures and scarce engineering resources in pursuit of a single customer opportunity. Failure to obtain a particular design win may prevent us from obtaining design wins in subsequent generations of a particular product. This can result in lost revenue and can weaken our position in future selection processes.

Winning a product design does not guarantee sales to a customer. A delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we incur significant expense in the design process and may generate little or no revenue from it. In addition, the timing of design wins is unpredictable and implementing production for a major design win, or multiple design wins at the same time, may strain our resources and supply chain. In such event, we may be forced to dedicate significant additional resources and incur additional costs and expenses. Further, often customers will only purchase limited numbers of evaluation units until they qualify the products and/or the manufacturing line for those products. The qualification process can take significant time and resources. Delays in qualification or failure to qualify our products may cause a customer to discontinue use of our products and result in a significant loss of revenue. Finally, customers could choose at any time to stop using our products or could fail to successfully market and sell their products, which could reduce demand for our products, and cause us to hold excess inventory, materially adversely affecting our business, financial condition and results of operations. These risks are exacerbated by the fact that many of our products, and the end products into which our products are incorporated, often have very short life cycles.

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

We are dependent upon third parties for the supply of raw materials and components.

Our manufacturing operations depend on obtaining adequate supplies of raw materials and components used in our manufacturing processes at a competitive cost. Although we maintain relationships with suppliers located around the world with the objective of ensuring that we have adequate sources for the supply of raw materials and components for our manufacturing needs, increases in demand from the semiconductor industry for such raw materials and components (including, but not limited to, precious and rare earth metals), as well as increased demand for commodities in general, can result in tighter supplies and higher costs. Our suppliers may not be able to meet our delivery schedules, we may lose a significant or sole supplier, a supplier may not be able to meet performance and quality specifications and we may not be able to purchase such supplies or material at a competitive cost. If a supplier were unable to meet our delivery schedules or if we lost a supplier or a supplier were unable to meet performance or quality specifications, our ability to satisfy customer obligations would be materially and adversely affected. In addition, we review our relationships with suppliers of raw materials and components for our manufacturing needs on an ongoing basis. In connection with our ongoing review, we may modify or terminate our relationship with one or more suppliers. We may also enter into sole supplier arrangements to meet certain of our raw material or component needs. While we do not typically rely on a single source of supply for our raw materials, we are currently dependent on a limited number of sole-source suppliers. If we were to lose these sole sources of supply, for any reason, a material adverse effect on our business could result until an alternate source is obtained. To the extent we enter into additional sole supplier arrangements for any of our raw materials or components, the risks associated with our supply arrangements would be exacerbated.

The average selling prices of semiconductor products in our markets have often decreased rapidly and may do so in the future, which could harm our revenue and gross profit.

Certain of the semiconductor products we develop and sell are used for high volume applications. As a result, the prices of those products have often decreased rapidly. Gross profit on our products may be negatively affected by, among other things, pricing pressures from our customers. We have reduced, and may in the future reduce, the average selling prices of our products in response to, or in anticipation of, future competitive pricing pressures, new product introductions by us or our competitors and other factors. In addition, some of our customer agreements provide for volume-based pricing and product pricing roadmaps, which can also reduce the average selling prices of our products over time. Our margins and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing manufacturing costs, or developing new and higher value-added products on a timely basis.

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

Large service providers and product companies comprise a significant portion of our current and target customer bases. These customers generally have greater purchasing and bargaining power than smaller entities and, accordingly, often request and receive more favorable terms from suppliers, including us. As we seek to expand our sales to existing customers and acquire new customers, we may be required to agree to terms and conditions that are favorable to our customers and that may affect the timing of our ability to recognize revenue, increase our costs and have an adverse effect on our business, financial condition, and results of operations. Furthermore, large customers have increased buying power and ability to require onerous terms in our contracts with them, including pricing, warranties, and terms related to indemnification, intellectual property ownership and licensing. If we are unable to satisfy the terms of these contracts, it could result in liabilities of a material nature, including litigation, damages, additional costs, loss of market share, loss of intellectual property rights or exclusive use of such rights, and loss of reputation. Additionally, the terms these large customers may require, such as most-favored customer or exclusivity provisions with respect to specific products, may impact our ability to do business with other customers and generate revenues from such customers.

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

A significant portion of our potential customer base is in China. For many years, the Chinese economy has experienced periods of rapid growth and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and to contain inflation, including currency controls and measures designed to restrict credit, control prices or set currency exchange rates. Such actions in the future, as well as other changes in Chinese laws and regulations, including actions in furtherance of China’s stated policy of reducing its dependence on foreign semiconductor manufacturers as well as China’s data localization policies and measures, could increase the cost of doing business in China, foster the emergence of Chinese-based competitors, decrease the demand for our products in China, or reduce the supply of critical materials for our products, which could have a material adverse effect on our business and results of operations.

Changes in government trade policies, including the imposition of tariffs, export restrictions, sanctions, or other retaliatory measures could limit our ability to sell our products to certain customers, which may materially adversely affect our sales and results of operations.

The U.S. or foreign governments may take administrative, legislative or regulatory action that could materially interfere with our ability to sell products in certain countries, particularly in China. For example, beginning in May 2018, the U.S. has imposed tariffs, ranging from 7.5% to 25% on approximately two-thirds of U.S. imports from China, including certain electronic components and equipment. China has taken retaliatory actions, including imposing tariffs on certain U.S. exports effective September 1, 2019. While the imposition of these tariffs did not have a direct, material adverse impact on our business during fiscal year ended June 30, 2021, the direct and indirect effects of tariffs and other restrictive trade policies are difficult to measure and are only one part of a larger U.S./China economic and trade policy disagreement.

For example, U.S. government actions targeting exports of certain technologies to and from China are becoming more pervasive. In 2018, the U.S. adopted new laws designed to address concerns about the export of emerging and foundational technologies to China. In addition, in May 2019, President Trump issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of information communications technology in transactions that imposed undue national security risks. In May 2020, President Trump issued a similar executive order regarding potential foreign threats to the US bulk-power system from foreign adversaries. Also in May 2020, the U.S. Department of Commerce took actions to restrict Chinese entities’ access to U.S. technologies. In response to these and other U.S. actions, China could determine to take countermeasures against U.S. companies doing business in or with China. These series of actions and other types of countermeasures could lead to additional restrictions on the export of products that include or enable certain technologies, including products we could potentially provide to China-based customers. More recently the Biden Administration has begun work on new outbound investment screening and export control initiatives related to technology transfers that could harm U.S. national security.

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

In the United States and internationally we had eighty-two pending patent applications as of August 19, 2021; however, there is no assurance that any of the pending applications or our future patent applications will result in patents being issued, or that any patents that may be issued as a result of existing or future applications will provide meaningful protection or commercial advantage to us.

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

We believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, maintaining goodwill, and maintaining or increasing market share. We currently have five trademarks that we have filed to register with the USPTO including the Akoustis and XBAW trademarks and the XBAW logo - and we may expend substantial cost and effort in an attempt to register new trademarks and maintain and enforce our trademark rights. If we do not adequately protect our rights in our trademarks from infringement, any goodwill that we have developed in those trademarks could be lost or impaired.

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

Our operations have consumed substantial amounts of cash since inception. Our filter business has incurred losses since its inception in May 2014. We anticipate that our operating expenses will increase in the foreseeable future as we continue to pursue the development of our patent-pending high purity piezoelectric materials technology, invest in marketing, sales and distribution of our RF filters to grow our business, acquire customers, commercialize our technology in the mobile wireless market and continue to invest in our manufacturing facility in Canandaigua, NY. These efforts may prove more expensive than we currently anticipate, and we may not succeed in generating sufficient revenues to offset these higher expenses. In addition, we expect to incur significant expenses related to regulatory requirements and our ability to obtain, protect, and defend our intellectual property rights.

We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

To date, we have financed our operations through a mix of investments from private investors, public offerings of equity and debt securities, foundry services revenue, RF filter revenue, and grant funding, and we expect to continue to utilize such means of financing for the foreseeable future. Additional funding from those or other sources may not be available when or in the amounts needed, on acceptable terms, or at all. If we raise additional capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then existing stockholders, which could be significant depending on the price at which we may be able to sell our securities and the amount of securities we issue. If we raise additional capital through the incurrence of indebtedness, we may become subject to covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support research and development, or commercialization activities. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate the production and sale of our RF filter products, our R&D programs for our acoustic wave filter technology or any future commercialization efforts. Any of these events could materially and adversely affect our business, financial condition and prospects, and could cause our business to fail.

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

Our common stock has traded on the Nasdaq Capital Market, under the symbol “AKTS,” since March 13, 2017. Since that date, our common stock has been relatively thinly traded and at times been subject to price volatility. Recently, from July 1, 2020 to June 30, 2021, the closing price of our common stock on the Nasdaq Capital Market ranged from $7.48 to $18.58 per share.

The trading price of our Common Stock may be significantly affected by various factors, including quarterly fluctuations in our operating results, changes in investors’ and analysts’ perception of the business risks and conditions of our business, issuance of additional shares in connections with strategic transactions or acquisitions we may make, our ability to meet the earnings estimates and other performance expectations of financial analysts or investors, unfavorable commentary or downgrades of our stock by equity research analysts, and general economic or political conditions. Additionally, the stock market and development-stage public companies in particular have been subject to extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Additionally, technical factors in the public trading market for our stock may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), speculation in the press, in the investment community, or on the internet, including on online forums and social media, about our Company, our industry or our securities, the amount and status of short interest in our securities (including a “short squeeze”), access to margin debt, trading in options and other derivatives on our common stock and other technical trading factors. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than the sales price in this offering.

The daily trading volume of our common stock has historically been relatively low. If we are unable to develop and maintain a liquid market for our common stock, you may not be able to sell your common stock at prices you consider to be fair or at times that are convenient for you, or at all. This situation may be attributable to a number of factors, including but not limited to the fact that we are a development-stage company that is relatively unknown to stock analysts, stockbrokers, institutional investors, and others in the investor community. In addition, investors may be risk averse to investments in development-stage companies. The low trading volume is outside of our control and may not increase or, if it increases, may not be maintained. In addition, following periods of volatility in the market price of a company’s securities, litigation has often been brought against that company and we may become the target of litigation as a result of price volatility. Litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

Stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our Common Stock or preferred stock or other securities that are convertible into or exercisable for our Common Stock or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our stockholders. The Company is authorized to issue an aggregate of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. We may issue additional shares of our Common Stock or other securities that are convertible into or exercisable for our Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. In addition, as of August 20, 2021, warrants and options to purchase 167,109 and 2,494,827 shares, respectively, of our Common Stock were outstanding. The future issuance of additional shares of our Common Stock may create downward pressure on the trading price of the Common Stock. We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

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

General Risk Factors

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

In the ordinary course of our business, we have access to sensitive, confidential or personal data or information regarding our employees and others that is subject to privacy and security laws and regulations. The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business, or by our third-party service providers, including business process software applications providers and other vendors that have access to sensitive data, could result in damage to our reputation, disruption of our business activities, significantly increased business and security costs or costs related to defending legal claims.

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

Delaware law, our charter documents and the ability of our Board of Directors to issue additional stock could impede or discourage a takeover or change of control that stockholders may consider favorable.

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

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects. For instance, as a “smaller reporting company,” which is generally defined as a company with less than $250 million of public float or a company with less than $100 million in annual revenues and either no public float or a public float of less than $700 million, we may elect to provide simplified executive compensation disclosures in our filings and take advantage of other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in our annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects. Additionally, under current SEC rules, we are not an “accelerated filer” and so not required to include an auditor attestation of the effectiveness of our internal control over financial reporting in this Annual Report on Form 10-K. We cannot predict if investors will find our Common Stock less attractive because we may rely on these reduced requirements. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and the price of shares of our Common Stock may be more volatile.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our current headquarters in Huntersville, NC is 22,000 square feet, and its base rent is approximately $27,000 per month with a term expiring February 2023. On June 26, 2017, the Company acquired a 120,000 square foot MEMS fabrication facility in Canandaigua, NY (the “NY Facility”). The Company has entered into a Lease and Project Agreement and a Company Lease Agreement with the Ontario County Industrial Development Agency, a public benefit corporation of the State of New York (the “OCIDA”), covering the NY Facility, pursuant to which the Company leases the NY Facility to the OCIDA for nominal consideration and the OCIDA leases the NY Facility back to the Company for annual rent payments set forth in such agreements. The Company believes its facility in Huntersville, NC, along with the NY Facility, will be suitable and sufficient to meet the Company’s needs for the next several years.

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

As of August 20, 2021, 51,310,014 shares of our Common Stock were issued and outstanding and were held by approximately 88 stockholders of record.

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

Warrants, Options and Restricted Stock Units

As of June 30, 2021, there were outstanding warrants and options to purchase 167,109 shares of our Common Stock and 2,497,577 shares of our Common Stock, respectively. Additionally, there were outstanding 1,747,608 restricted stock units.

Equity Compensation Plan Information

The following table provides information as of June 30, 2021, relating to our equity compensation plans, under which grants of options, restricted stock, and other equity awards may be made from time to time:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders - options	2,497,577	(1)	$6.49	2,570,911	(3)
Equity compensation plans approved by security holders – restricted stock units	1,747,608	(2)	$0.00	‒
Equity compensation plans not approved by security holders	‒		‒	‒

Total	4,245,185			2,570,911	(3)

(1)	Consists of (i) 160,000 shares of Common Stock issuable upon the exercise of outstanding options issued under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), (ii) 862,515 issuable under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”), (iii) and 1,475,062 issuable under the Company’s 2018 Stock Incentive Plan (the “2018 Plan”).

(2)	Consists of 156,875 shares of Common Stock to be issued upon the vesting of outstanding restricted stock units issuable under the 2016 Plan (the “2016 Plan”) and 1,590,733 issuable under the 2018 Plan.

(3)	As of June 30, 2021, 2,570,911 additional shares of Common Stock remained available for future issuance under the 2018 Plan. No additional grants will be made under the Company’s 2014 Stock Plan (the “2014 Plan”), the 2015 Plan or the 2016 Plan.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended June 30, 2021 that were not registered under the Securities Act, other than as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC.

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

Our initial RF filter designs target ultra-high band, sub 7 GHz 5G, WiFi and defense bands and we expect our filter solutions will address problems (such as loss, bandwidth, power handling, and isolation) created by this growing number of frequency bands in the RFFE of mobile devices, infrastructure and premise equipment. We have prototyped, sampled and begun commercial shipments of our single-band low-loss BAW filter designs for 5G frequency bands and 5GHz and 6 GHz WiFi bands, which are suited to competitive BAW solutions and historically cannot be addressed with low-band, lower power handling surface acoustic wave (“SAW”) technology.

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

Derivative Liability

The Company evaluates its options, warrants, convertible notes, and other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. The change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise, or cancellation and then the related fair value is reclassified to equity.

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

Stock-based Compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation” based on estimated fair values. The fair value of share-based payment awards is amortized over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The Company recognizes the expense for the awards ratably over the service period for each separately vesting tranche.

Awards granted by the Company generally vest over the requisite service periods, typically over a four-year or five-year period. Awards granted to non-employee directors generally vest over a one-year period from the grant date.

The fair value of a restricted stock award is equal to the fair market value of a share of Company stock on the date of grant.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the value of the underlying share, the expected stock volatility, the risk–free interest rate, the expected life of the option, and the dividend yield on the underlying stock. Expected volatility is calculated using the historical volatilities of the Company’s common stock traded on the Nasdaq Capital Market over the expected term. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The expected life of the option is calculated utilizing the “Simplified Method”. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common stock and does not intend to pay dividends on its Common stock in the foreseeable future. The Company accounts for the impact of forfeitures as they occur.

Results of Operations

Our results of operations are presented for the fiscal years ended June 30, 2021 and June 30, 2020.

Year Ended June 30, 2021 Compared to Year Ended June 30, 2020

Revenue

The Company recorded revenue of $6.6 million for the year-ended June 30, 2021 as compared to $1.8 million for the year ended June 30, 2020. The increase of $4.8 million was primarily due to an increase in filter revenue of $3.0 million and an increase in engineering services of $2.1 million. These increases were partially offset by a decrease in MEMS revenue of $0.3 million, a product line that the Company exited during fiscal year 2020.

Cost of Revenue

The Company recorded cost of revenue of $10.6 million in fiscal year 2021 as compared to $2.4 million for fiscal year 2020. The $8.2 million increase is primarily due to costs associated with filter revenue which increased by $7.4 million and an increase in engineering services costs of $0.9 million. Cost of revenue includes direct labor, material, NRV adjustments, and facility costs primarily associated with the foundry services revenue, manufacturing of filter product and engineering services. Gross margin related to filter product revenue has historically been negative primarily due fixed costs in the manufacturing facility. As filter product represented a higher percentage of revenue in for the twelve months ended June 30, 2021 than the same period ending June 30, 2020, total gross margin declined.

Research and Development Expenses

R&D expenses were $24.1 million for the year ended June 30, 2021, which were $3.6 million, or 17%, higher than the prior year amount of $20.5 million. The year-over-year increase was primarily in the areas of R&D personnel, stock-based compensation, depreciation, and facility costs. R&D expenses include personnel costs, stock-based compensation, facility and material costs and depreciation expense. Personnel costs, including stock-based compensation, increased by $1.4 million over fiscal year 2020 primarily due to R&D personnel in our acquired NY Facility, as well as incremental R&D hires in our North Carolina location. Facility and material costs, which include utilities, repair and maintenance, R&D supplies and equipment parts, increased by $2.3 million compared to the prior year. These increases were partially offset by a decrease in depreciation expense of $0.3 million.

General and Administrative Expenses

General and administrative (“G&A”) costs include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. General and administrative expenses for the year ended June 30, 2021 were $13.3 million versus $10.9 million for the comparative period ended June 30, 2020. The increase of $2.4 million, or 22%, was primarily driven by an increase in compensation, including stock-based compensation and severance expense of $1.8 million, an increase in sales and marketing expense of $0.2 million and an increase in general expenses of $0.4 million.

Other Income/(Expense)

Other expenses for the year ended June 30, 2021 were $2.8 million compared to other expenses of $4.1 million in fiscal year 2020. The $1.3 million decrease in expense was primarily due to an increase in forgiveness of debt income of $1.6 million and changes in the real estate contingent liability and derivative liabilities resulting in a gain of $0.5 million. These were offset by an increase in interest expense of $0.6 million and a decrease in rental income of $0.2 million.

Net Loss

The Company recorded a net loss of $44.2 million for the year ended June 30, 2021, compared to a net loss of $36.1 million for the year ended June 30, 2020. The year-over-year incremental loss of $8.0 million, or 22.2%, was primarily driven by an increase in cost of revenue of $8.2 million, higher R&D and G&A personnel costs, including stock based compensation of $3.2 million, an increase in R&D/Fabrication supplies of $2.3 million, an increase in general expenses of $0.5 million. These were partially offset by a reduction in other expenses of $1.3 million and an increase in revenue of $4.8 million.

Liquidity and Capital Resources

Since inception, the Company has recorded approximately $1.1 million of revenue from contract research and government grants and $5.2 million of revenue from microelectromechanical systems (“MEMS”) foundry and engineering review services. Our operations thus far have been funded primarily with sales of equity and debt securities, as well as contract research and government grants, foundry services and engineering services.

The Company had $88.3 million of cash on hand as of June 30, 2021, which reflects an increase of $44.0 million compared to $44.3 million as of June 30, 2020. The $44.0 million increase is primarily due to $82.8 million of cash proceeds from sales of common stock and $2.9 million received from various equity plans. Offsetting the cash proceeds were cash used in operating activities of $29.4 million and cash used for capital expenditures of $12.5 million.

Financing Activities

On May 8, 2020, the Company entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper Sandler & Co. (each, a “Sales Agent” and, together, the “Sales Agents”), which was amended on February 19, 2021 (as amended, the “Sales Agreement”). Pursuant to the terms of the Sales Agreement, the Company may sell from time-to-time through the Sales Agents shares of its common stock having an aggregate offering price of up to $100,000,000 (the “Equity Offering Program”). Sales, if any, may be made by means of transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including block trades, ordinary brokers’ transactions on the Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or by any other method permitted by law. During the fiscal year ended June 30, 2021, the Company sold 5,556,589 shares of Common Stock under the Sales Agreement for proceeds of approximately $62.7 million, net of approximately $0.9 million of compensation paid to the sales agents, but excluding transaction expenses.

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

Balance Sheet and Working Capital

June 30, 2021 Compared to June 30, 2020

As of June 30, 2021, the Company had current assets of $93.2 million made up primarily of cash on hand of $88.3 million. As of June 30, 2020, current assets were $46.2 million comprised primarily of cash on hand of $44.3 million. The $47.0 million increase is primarily due to an increase in cash on hand of $44.0 million.

Property, Plant and Equipment was $30.7 million as of June 30, 2021 as compared to a balance of $23.6 million as of the year ended June 30, 2020. The approximate $7.1 million year-over-year increase is primarily due to the purchase of equipment for the NY facility of $11.7 million primarily offset by depreciation of $4.6 million.

Total assets as of June 30, 2021 and June 30, 2020 were $125.0 million and $71.4 million, respectively.

Current liabilities as of June 30, 2021 were $7.3 million and increased year-over-year by $1.2 million which was primarily due to increases in employee compensation accruals offset by decreases in fixed asset purchase commitments.

Long-term liabilities totaled $0.3 million as of June 30, 2021, compared to $23.8 million for the prior year period. The decrease of $23.5 million was primarily due to the reduction in the convertible debt offerings of $21.6 million, forgiveness of the PPP loan of $1.6 million and the reduction in the lease liability of $0.3 million.

Stockholders’ equity was $117.4 million as of June 30, 2021, compared to $41.5 million as of June 30, 2020. Additional paid-in-capital (“APIC”) was $265.1 million as of June 30, 2021 and increased by $120.0 million. The year-over-year increase was primarily due to an increase from net proceeds of $83.1 million for the issuance of common stock during the year, common stock issued in note conversion of $25.3 million, common stock issued for services in the amount of $8.2 million, proceeds from exercise of warrants and options of $2.4 million and common stock issued in payment of convertible note interest of $0.6 million. The $75.9 million increase in stockholders’ equity consisted of the $120.1 million increase in APIC reduced by the $44.2 million net loss recorded for the year ended June 30, 2021.

Cash Flow Analysis

Year Ended June 30, 2021 Compared to the Year Ended June 30, 2020

Operating activities used cash of $29.4 million during the year ended June 30, 2021 and $21.3 million for the 2020 comparative period. The $8.1 million year-over-year increase in cash used was attributable to higher operating expenses associated with the ramp up of development and commercialization activities (primarily R&D personnel and material costs), higher spend on G&A costs for support personnel and professional fees.

Investing activities used cash of $12.5 million for the year ended June 30, 2021 compared to $9.9 million for the comparative year ended June 30, 2020. The $2.6 million year-over-year increase was primarily due to increased spend on R&D and manufacturing equipment.

Financing activities provided cash of $85.8 million for the year ended June 30, 2021 versus $45.5 million for the 2020 comparative period. The $40.3 million increase was due to additional proceeds from common stock offset by lower proceeds from loans issued during the period compared to the prior period.

Off-Balance Sheet Transactions

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Akoustis Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akoustis Technologies, Inc. (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2015.

New York, NY

August 30, 2021

Akoustis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30,	June 30,
	2021	2020

Assets

Assets:
Cash and cash equivalents	$88,322	$44,308
Accounts receivable	1,170	351
Inventory	1,390	136
Other current assets	2,314	1,408
Total current assets	93,196	46,203

Property and equipment, net	30,730	23,605
Intangibles, net	572	544
Operating lease right-of-use asset, net	471	699
Restricted cash	—	100
Other assets	25	282
Total Assets	$124,994	$71,433

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$6,954	$5,899
Operating lease liability-current	270	231
Deferred revenue	41	—
Total current liabilities	7,265	6,130

Long-term Liabilities:
Convertible notes payable, net	—	21,628
Operating lease liability-non current	202	472
Loans payable	—	1,591
Other long-term liabilities	117	117
Total long-term liabilities	319	23,808

Total Liabilities	7,584	29,938

Stockholders’ Equity
Preferred Stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 51,235,764 and 37,990,380 shares issued and outstanding at June 30, 2021 and June 30, 2020, respectively	51	38
Additional paid in capital	265,130	145,072
Accumulated deficit	(147,771)	(103,615)
Total Stockholders’ Equity	117,410	41,495
Total Liabilities and Stockholders’ Equity	$124,994	$71,433

See accompanying notes to the consolidated financial statements.

Akoustis Technologies, Inc.

Consolidated Statements of Operations

 (In thousands, except per share data)

	For the Year Ended June 30, 2021	For the Year Ended June 30, 2020

Revenue	$6,618	$1,790

Cost of revenue	10,651	2,414

Gross profit	(4,033)	(624)

Operating expenses
Research and development	24,076	20,523
General and administrative expenses	13,285	10,891
Total operating expenses	37,361	31,414

Loss from operations	(41,394)	(32,038)

Other (expense) income
Interest (expense) income	(5,130)	(4,573)
Rental income	—	181
Change in fair value of contingent real estate liability	—	445
Gain on extinguishment of debt	1,624	—
Change in fair value of derivative liabilities	744	(155)
Total Other (expense) income	(2,762)	(4,102)
Net loss	$(44,156)	$(36,140)

Net loss per common share - basic and diluted	$(1.02)	$(1.07)

Weighted average common shares outstanding - basic and diluted	43,426,602	33,698,502

See accompanying notes to the consolidated financial statements.

Akoustis Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2021 and 2020

(In thousands)

	Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2019	30,141	$30	$93,399	$(67,474)	$25,955

Common stock issued for cash, net of issuance costs	6,913	7	42,913	—	42,920
Common stock issued for services	592	1	6,733	—	6,734
Common stock issued for exercise of options	37	—	203	—	203
Common stock issued for exercise of warrants	205	—	139	—	139
ESPP purchase	60	—	367	—	367
Common stock issued for equipment purchase	5	—	40	—	40
Vesting of restricted shares	—	—	303	—	303
Common stock issued in payment of note interest	138	—	975	—	975
Repurchase and retirement of common shares	(101)	—	—	—	—
Net loss	—	—	—	(36,141)	(36,141)
Balance, June 30, 2020	37,990	$38	$145,072	$(103,615)	$41,495

Common stock issued for cash, net of issuance costs	7,056	7	83,066	—	83,073
Common stock issued in note conversion	4,984	5	25,265	—	25,270
Common stock issued for services	620	1	8,192	—	8,193
Common stock issued for exercise of options	221	—	1,344	—	1,344
Common stock issued for exercise of warrants	219	—	1,109	—	1,109
ESPP purchase	74	—	473	—	473
Common stock issued in payment of note interest	72	—	609	—	609
Net loss	—	—	—	(44,156)	(44,156)
Balance, June 30, 2021	51,236	$51	$265,130	$(147,771)	$117,410

See accompanying notes to the consolidated financial statements.

Akoustis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended	For the Year Ended
	June 30, 2021	June 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,156)	$(36,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,655	3,080
Stock-based compensation	8,192	6,734
Non-cash interest payments	609	975
(Gain)/Loss on disposal of assets	—	14
Gain on extinguishment of debt	(1,625)	—
Change in fair value of derivative liabilities	(744)	155
Amortization of debt discount	4,406	3,258
Amortization of operating lease right of use asset	228	108
Change in fair value of contingent real estate liability	—	(446)
Changes in operating assets and liabilities:
Accounts receivable	(819)	(66)
Inventory	(1,254)	(42)
Other current asset	(905)	(120)
Other assets	257	—
Accounts payable and accrued expenses	1,983	1,293
Long-term lease liabilities	(232)	(103)
Deferred revenue	41	(5)
Net Cash Used in Operating Activities	(29,364)	(21,305)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(12,440)	(9,750)
Cash received from sale of fixed assets	—	60
Cash paid for intangibles	(51)	(201)
Net Cash Used in Investing Activities	(12,491)	(9,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	82,843	43,150
Proceeds from exercise of warrants	1,109	139
Proceeds from exercise of employee stock options	1,344	203
Proceeds from employee stock purchase plan	473	367
Proceeds received from notes, net	—	1,591
Net Cash Provided by Financing Activities	85,769	45,450

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	43,914	14,254
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	44,408	30,154
Cash, Cash Equivalents and Restricted Cash - End of Period	$88,322	$44,408

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$—	$—
Interest	$325	$650

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock compensation payable	$—	$303
Reclassification of fixed assets to assets held for sale, net	$—	$49
Common stock issued in note conversion	$25,270	$—
Asset purchase using common stock	—	40
Stock issuance costs included in accounts payable and accrued expenses	$(230)	$230

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

Note 2. Liquidity

As of June 30, 2021, the Company had cash and cash equivalents of $88.3 million and working capital of $85.9 million. The Company has historically incurred recurring operating losses and experienced net cash used in operating activities.

As of August 20, 2021, the Company had $80.2 million of cash and cash equivalents, which the Company expects to be sufficient to fund its operations beyond the next twelve months from the date of filing of this Form 10-K. These funds will be used to fund the Company’s operations, including capital expenditures, R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. Except pursuant to its ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper Sandler & Co., the Company has no commitments or arrangements to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional financing in a timely fashion and on acceptable terms, its financial condition and results of operations may be materially adversely affected and it may not be able to continue operations or execute its stated commercialization plan.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits; as of June 30, 2021, approximately $88 million was uninsured.

Inventory, net

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method.

Inventory, net of reserves, consisted of the following as of June 30, 2021 and June 30, 2020 (in thousands):

	June 30, 2021	June 30, 2020
Raw Materials	$124	$24
Work in Process	1,188	69
Finished Goods	78	43
Total Inventory	$1,390	$136

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

Revenue Recognition

The Company derives its revenue primarily from the sale of filter products under individual customer purchase orders, some of which have underlying master sales agreements that specify terms governing the product sales. In the absence of a sales agreement, the Company’s standard terms and conditions apply. Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company applies a five-step approach as defined in FASB ASC 606, Revenue from Contracts with Customers (Topic 606), in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

Each distinct promise to transfer products is considered to be an identified performance obligation for which revenue is recognized at a point in time upon transfer of control of the products to the customer. Transfer of control occurs upon shipment to the distributor or direct customer. Returns under the Company’s general assurance warranty of products have not been material, and warranty-related services are not considered a separate performance obligation.

Pricing adjustments and estimates of returns are treated as variable consideration for purposes of determining the transaction price. Sales returns are generally accepted at the Company’s discretion. Variable consideration is estimated using the expected value method considering all reasonably available information, including the Company’s historical experience and its current expectations, and is reflected in the transaction price when sales are recorded. The Company records net revenue excluding taxes collected on its sales to trade customers.

Accounts receivable represents the Company’s unconditional right to receive consideration from its customer. Substantially all payments are collected within the Company’s standard terms, which do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable.

Research and Development

Research and development expenses are charged to operations as incurred.

Stock–based compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation” based on estimated fair values. The fair value of share-based payment awards is amortized over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The Company recognizes the expense for the awards ratably over the service period for each separately vesting tranche.

Awards granted by the Company generally vest over the requisite service periods, typically over a four-year or five-year period. Awards granted to non-employee directors generally vest over a one-year period from the grant date.

The fair value of a restricted stock award is equal to the fair market value of a share of Company stock on the date of grant.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the value of the underlying share, the expected stock volatility, the risk–free interest rate, the expected life of the option, and the dividend yield on the underlying stock. Expected volatility is calculated using the historical volatilities of the Company’s common stock traded on the Nasdaq Capital Market over the expected term. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The expected life of the option is calculated under the simplified method. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common stock and does not intend to pay dividends on its Common stock in the foreseeable future. The Company accounts for the impact of forfeitures as they occur.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, equity–based compensation could be materially different in the future. In addition, the Company has elected to account for the impact of forfeitures as those forfeitures occur. If the Company’s actual forfeitures are material, the equity–based compensation could be significantly different from what the Company has recorded in the current period.

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

Shares Outstanding

Shares outstanding include shares of restricted stock with respect to which restrictions have not lapsed. Shares of restricted stock are included in the calculation of weighted average shares outstanding. Restricted stock included in reportable shares outstanding were as follows as of June 30, 2021 and 2020.

	June 30, 2021	June 30, 2020
Shares of restricted stock included in reportable shares outstanding	—	109,250

Recently Issued Accounting Pronouncements

The Company has evaluated the recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company's consolidated financial statements and related disclosures.

Note 4. Revenue Recognition from Contracts with Customers

Disaggregation of Revenue

The Company’s primary revenue streams include foundry fabrication services and product sales.

Foundry Fabrication Services

Foundry fabrication services revenue includes microelectromechanical systems (“MEMS”) foundry services, which the Company exited in fiscal year 2020, and Non-Recurring Engineering (“NRE”). Under these contracts, products are delivered to the customer at the completion of the service which represents satisfaction of the performance obligation as well as transfer of title. Depending on language with regards to enforceable right to payment for performance completed to date, related revenue will either be recognized over time or at a point in time.

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

The following table summarizes the revenues of the Company’s reportable segments for the year ended June 30, 2021, (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
NRE - RF Filters	2,848	—	2,848
Filters/Amps	—	3,770	3,770
Total	$2,848	$3,770	$6,618

The following table summarizes the revenues of the Company’s reportable segments for the year ended June 30, 2020, (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
MEMS	$265	—	$265
NRE - RF Filters	726	—	726
Filters/Amps	—	799	799
Total	$991	$799	$1,790

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

The following table summarizes the changes in the opening and closing balances of the Company’s contract asset and liability for the years ended June 30, 2021 and 2020 (in thousands):

	Contract Assets	Contract Liabilities
Balance, June 30, 2020	$125	$—
Closing, June 30, 2021	411	41
Increase/(Decrease)	286	41

Balance, June 30, 2019	$140	$5
Closing, June 30, 2020	125	—
Increase/(Decrease)	(15)	(5)

The amount of revenue recognized in the year ended June 30, 2020 that was included in the opening contract liability balance consisted of $5 thousand that related to filter product sales.

Contract assets are recorded when revenue recognized exceeds the amount invoiced. The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The amount of contract assets invoiced in the year ended June 30, 2021 that was included in the opening contract asset balance was $125 thousand, which primarily related to non-recurring engineering business.

Backlog of Remaining Customer Performance Obligations

Revenue expected to be recognized and recorded as sales during the next fiscal year from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) was $2.5 million at June 30, 2021.

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

Note 5. Property and equipment

Property and equipment consisted of the following as of June 30, 2021 and 2020 (in thousands):

	June 30, 2021	June 30, 2020	Estimated Useful Life
Land	$1,000	$1,000	n/a
Building	3,000	3,000	11 years
Equipment	35,120	24,746	2-10 years
Leasehold Improvements	1,946	964	*
Software	580	294	3 years
Furniture & Fixtures	73	11	5 years
Computer Equipment	310	267	3 years
Total	42,029	30,282
Less: Accumulated depreciation	(11,299)	(6,677)
Total	$30,730	$23,605

(*)	Leasehold improvements which are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $4.6 million and $3.0 million for the years ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, equipment with a net book value totaling $4.9 million had not been placed in service and therefore was not depreciated during the period. As of June 30, 2020, fixed assets with a net book value totaling $5.6 million had not been placed in service and therefore was not depreciated during the period.

Note 6. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at June 30, 2021 and June 30, 2020 (in thousands):

	June 30, 2021	June 30, 2020
Accounts payable	$1,188	$2,135
Accrued salaries and benefits	4,415	2,478
Accrued professional fees	49	193
Accrued utilities	127	138
Accrued interest	—	137
Accrued good received not invoiced	761	396
Other accrued expenses	414	422
Totals	$6,954	$5,899

Note 7. Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended June 30, 2021 and 2020 (in thousands):

Fair Value Measurement Using Level 3 Inputs Total
Balance, June 30, 2019	$955
Change in fair value of derivative liabilities (included in other (expense) income)	155
Balance, June 30, 2020	$1,110
Change in fair value of derivative liabilities (included in other (expense) income)	(1,110)
Balance, June 30, 2021 (see footnote 8)	$—

The fair value of the derivative features of the convertible note at the balance sheet dates were calculated using the with-and-without method, a form of the income approach, valued with the following weighted average assumptions:

June 30, 2020
Remaining term (years)	2.92-3.42
Expected volatility	70%
Risk free interest rate	0.18%-0.20%
Dividend yield	0.00%

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

Note 8. Convertible Notes

On December 4, 2020, the Company provided a notice of redemption to the holders of the Company’s outstanding $10,000,000 aggregate principal amount of 6.5% Convertible Senior Notes due 2023 (the “October 2018 Notes”) regarding the Company’s exercise of its option to redeem all October 2018 Notes on February 1, 2021 (the “October Redemption Date”), unless earlier converted as described below, pursuant to the indenture governing the October 2018 Notes. Pursuant to the notice of redemption, the Company would pay holders of the October 2018 Notes that are redeemed a redemption price equal to 100% of the aggregate principal amount of October 2018 Notes being redeemed, plus accrued and unpaid interest as well as an interest make-whole payment with respect to those October 2018 Notes that are redeemed.

All of the holders of the October 2018 Notes elected to convert the October 2018 Notes into shares of common stock of the Company prior to the October Redemption Date at a conversion rate equal to 196.08 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $5.10 per share).

During the year ended June 30, 2021, the Company converted approximately $10.0 million of principal into approximately 1.96 million shares of the Company’s common stock. The Company also recognized $96 thousand of unamortized debt discount as a reduction to equity.

On January 25, 2021, the Company provided a notice of redemption to the holders of the Company’s outstanding $15,000,000 aggregate principal amount of 6.5% Convertible Senior Secured Notes due 2023 (the “May 2018 Notes”) regarding the Company’s exercise of its option to redeem all Notes on March 1, 2021 (the “May Redemption Date”), unless earlier converted as described below, pursuant to the indenture governing the Notes. Pursuant to the notice of redemption, the Company would pay holders of the Notes that are redeemed a redemption price equal to 100% of the aggregate principal amount of Notes being redeemed, plus accrued and unpaid interest.

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

During the year ended June 30, 2021, the Company converted approximately $15.0 million of principal and $366 thousand of make whole payment liability into approximately 3.02 million shares of the Company’s common stock. The Company also recognized $477 thousand of unamortized debt discount as additional interest expense during the conversion.

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

On April 9, 2021, Akoustis, Inc. received notice from the Lender that the full amount of the Promissory Note was forgiven pursuant to the PPP. The Company recorded approximately $1.6 million of debt extinguishment gain as a result of this forgiveness.

The following table summarizes the Promissory Note debt as of June 30, 2020 (in thousands):

	Maturity Date	Stated Interest Rate	Face Value	Remaining Debt (Discount)	Carrying Value
Long Term Loans payable
Promissory Note	05/20/2022	1.00%	$1,633	$(42)	$1,591
Ending Balance as of June 30, 2020			$1,633	$(42)	$1,591

The amortization of the Promissory Note debt discount of $19.7 thousand and $2.8 thousand for the years ended June 30, 2021 and 2020, respectively, was treated as interest expense on the statement of operations.

Note 10. Concentrations

Vendors

Vendor concentration as a percentage of purchases for the years ended June 30, 2021 and 2020 are as follows:

	Year Ended 06/30/2021	Year Ended 06/30/2020
Vendor 1	—	12%

Customers

Customer concentration as a percentage of revenue for the years ended June 30, 2021 and 2020 are as follows:

	Year Ended 06/30/2021	Year Ended 06/30/2020
Customer 1	47%	19%
Customer 2	29%	—

Note 11. Stockholders’ Equity

Equity Issuances

On May 8, 2020, the Company entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper Sandler & Co., which was amended on February 19, 2021, (the “Sales Agreement”) pursuant to which the Company may sell from time-to-time shares of its common stock having an aggregate offering price of up to $100,000,000 (the “Equity Offering Program”).

The following table summarizes sales through the Equity Offering Program during the year ended June 30, 2021:

Three months ended	Avg price per share	Number of Shares	Gross Proceeds (in millions)	Offering Expenses (in millions)	Net Proceeds (in millions)
September 30, 2020	$8.09	416,221	$3.4	$0.1	$3.3
December 31, 2020	$8.93	2,296,023	$20.5	$0.4	$20.1
March 31, 2021	$14.99	2,082,148	$31.2	$0.5	$30.7
June 30, 2021	$10.01	762,197	$7.6	$0.1	$7.5
Total	$11.28	5,556,589	$62.7	$1.1	$61.6

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

Equity incentive plans

On November 1, 2018, the Board of Directors adopted, and on the same date approved, the Company’s 2018 Stock Incentive Plan (as amended, the “2018 Plan”), which authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants and other stock awards. The 2018 Plan initially reserved a total of 3,000,000 shares of common stock for issuance thereunder. On September 24, 2019, the Company’s stockholders approved an amendment to the 2018 Plan increasing the number of shares reserved for issuance thereunder to 6,000,000. As of June 30, 2021, 2,570,911 shares remained available for future grants under the 2018 Plan. The Company previously maintained the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2016 Stock Incentive Plan (the “2016 Plan”). No additional shares will be issued under the 2015 Plan or the 2016 Plan. The Company settles awards issued under all plans with newly issued common shares.

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

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	June 30, 2021	June 30, 2020
Exercise price	$7.72 – $17.61	$4.71 – $8.15
Expected term (years)	4.00 – 5.00	4.75 – 5.00
Risk-free interest rate	0.25 – 0.78%	0.32 – 1.74%
Volatility	67 – 68%	65 – 69%
Dividend yield	0%	0%
Weighted Average Grant Date Fair Value of Options granted during the period	$5.09	$4.31

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

The following is a summary of the option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – June 30, 2020	2,294,415	5.84
Granted	520,604	9.32
Exercised	(219,192)	6.10
Forfeited/Cancelled	(98,250)	7.07
Outstanding – June 30, 2021	2,497,577	6.49	4.54	10,911
Exercisable – June 30, 2021	1,294,098	5.44	3.87	6,826

The total intrinsic value of options exercised during the fiscal years ended June 30, 2021 and June 30, 2020 was $1,590 thousand and $104 thousand, respectively.

As of June 30, 2021, the Company has $2.5 million in unrecognized stock-based compensation expense attributable to the outstanding options, which will be amortized over a period of 2.2 years.

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in thousands):

	As of June 30, 2021
	Unrecognized stock- based compensation	Weighted- average years to be recognized
Options	$2,502	2.18
Restricted stock awards/units	$8,081	2.21

For the years ended June 30, 2021 and 2020, the Company recorded $8.2 million and $6.7 million, respectively, in stock-based compensation which is reflected in total operating expenses in the consolidated statements of operations as follows (in thousands):

	2021	2020
Research and Development	$4,037	$3,454
General and Administrative	4,155	3,280
Total	$8,192	$6,734

Restricted Stock Units and Restricted Stock Awards

A summary of unvested restricted stock awards (“RSAs”) and restricted stock unit awards (“RSUs”) outstanding as of June 30, 2021 and changes during the year ended is as follows:

	Number of RSAs/RSUs	Weighted Average Fair Value per Share/Unit
Outstanding - June 30, 2020	1,689,836	$7.07
Granted	856,961	9.77
Vested	(707,189)	6.87
Forfeited/Cancelled/Repurchased	(92,000)	7.49
Outstanding – June 30, 2021	1,747,608	8.45

The weighted average grant date fair value per share for awards granted during the fiscal years ended June 30, 2021 and June 30, 2020 was $9.77 and $7.70, respectively. The total fair value of restricted awards that vested during the fiscal years ended June 30, 2021 and June 30, 2020 was $6.9 million and $4.0 million, respectively.

During the years ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense of $6.1 million and $4.7 million, respectively related to the RSAs and RSUs that have been issued to date.

As of June 30, 2021, the Company had approximately $8.1 million in unrecognized stock-based compensation expense related to the unvested shares.

Employee Stock Purchase Plan

Effective November 1, 2018, the Company adopted the Akoustis Technologies, Inc. Employee Stock Purchase Plan 2018 (the “ESPP”), which was approved by the stockholders on the same date, The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85.0% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. At June 30, 2021, 0.35 million shares were available for future issuance under this plan. The Company makes no cash contributions to the ESPP but bears the expenses of its administration. The Company issued 0.07 million, and 0.06 million shares under the ESPP in fiscal years 2021 and 2020, respectively. The Company settles awards issued under the ESPP with newly issued common shares.

For the years ended June 30, 2021 and 2020, the Company recorded $0.17 million and $0.14 million, respectively, in stock-based compensation related to grants of ESPP shares.

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

Following adoption of ASC 842, lease expense excludes capital area maintenance and property taxes.

The components of lease expense were as follows (in thousands):

	Year Ended June 30, 2021	Year Ended June 30, 2020
Operating Lease Expense	$310	$219

Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification on the Consolidated Balance Sheet	June 30, 2021
Assets
Operating lease assets	Other non-current assets	$471

Liabilities
Other current liabilities	Current liabilities	270
Operating lease liabilities	Other non-current liabilities	202

Weighted Average Remaining Lease Term:
Operating leases	1.76 Years

Weighted Average Discount Rate:
Operating leases	12.5%

The following table outlines the minimum future lease payments for the next five years and thereafter, (in thousands):

For the year ending June 30,
2022	312
2023	204
2024	7
2025	—
2026	—
Thereafter	—
Total lease payments (Undiscounted cash flows)	524

Less imputed interest	(52)
Total	$472

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

The Company’s gross unrecognized indirect tax credits totaled $0.1 million as of June 30, 2021 and $0.1 million as of June 30, 2020 and are recorded on the Consolidated Balance Sheet as a long-term liability.

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

Income Tax Expense

	June 30, 2021	June 30, 2020
Current:
Federal	$—	$—
State and Local	—	—
Total Current Tax Provision	—	—

Deferred:
Federal	—	—
State and Local	—	—
Total Deferred Tax Provision	—	—

Total Tax Provision	$—	$—

The provision for/(benefit from) income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for/(benefit from) income taxes. The sources and tax effects of the differences are as follows:

	For the Year Ended June 30, 2021	For the Year Ended June 30, 2020
Income taxes at Federal statutory rate	(21.00)%	(21.00)%
State income taxes, net of Federal income tax benefit	(0.15)%	(1.92)%
Tax Credits	(2.15)%	(1.10)%
Stock-based compensation	(1.30)%	(0.28)%
Other	(0.30)%	0.04%
Change in Valuation Allowance	24.92%	24.31%
Effect of changes in income tax rate applied to net deferred taxes	(0.02)%	(0.05)%
Income Tax Provision	0.00%	0.00%

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows, (in thousands):

	June 30, 2021	June 30, 2020
Deferred Tax Assets
Net Operating Loss Carryforwards	$32,688	$20,542
Stock-based compensation	2,804	2,422
Credits	1,817	869
Other	1,010	484
	38,319	24,317
Deferred Tax Liabilities
Convertible debt discount	—	(472)
Accumulated depreciation/basis differences	(4,620)	(1,150)
	(4,620)	(1,622)

Valuation Allowance	(33,699)	(22,695)
Net Deferred Tax Assets	$—	$—

At June 30, 2021, the Company had federal loss carryovers of approximately $34.2 million that will expire in stages beginning in 2034 if unused and federal loss carryovers of $115.5 million that will carry forward indefinitely. The North Carolina, New York, and California state loss carryovers of approximately $28.1 million, $11.0 and $10.0 million, respectively, will begin to expire in 2029 if unused. Federal research credits of $1.8 million will expire beginning in 2034 if not utilized.

The company has not performed a detailed analysis to determine whether an ownership change under IRC Section 382 has occurred during the year ended June 30, 2021 or during any earlier year. If upon a complete analysis the company were to determine that an ownership change under Section 382 had occurred the effect of the ownership change would be the imposition of annual limitations on the use of NOL carryforwards. Any limitation may result in the expiration of a portion or all of the NOLs before utilization.

Based on a history of cumulative losses at the Company and the results of operations for the years ended June 30, 2021 and 2020, the Company determined that it is more likely than not it will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the deferred tax assets is required. The net change in the valuation allowance during the year ended June 30, 2021 was an increase of approximately $11.0 million.

The Company’s gross unrecognized tax benefits totaled $0.3 million as of June 30, 2021 and $0.2 million as of June 30, 2020. Of these amounts, $0.3 million and $0.2 million as of June 30, 2021 and June 30, 2020, respectively, represent the amounts of unrecognized tax benefit that, if recognized, would impact the effective tax rate in each of the fiscal years.

A reconciliation of June 30, 2020 through June 30, 2021 beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	June 30, 2021	June 30, 2020
Beginning Balance	$200	$148
Additions based on positions related to the current year	60	50
Additions for tax positions in prior years	66	2
Reductions for tax positions in prior years	—	—
Expiration of statute of limitations	—	—
Ending Balance	$326	$200

The unrecognized tax benefit of $326 thousand at the end of June 30, 2021 is recorded on the Consolidated Balance Sheet as a reduction to the carrying value of the gross deferred tax assets.

The Company’s fiscal 2018 federal and state returns and all subsequent years remain open for examination, as well as all attributes brought forward into those years. The Company is not currently under examination by any taxing authorities.

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

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the years ended June 30, 2021 and 2020 are as follows (in thousands):

	Foundry Fabrication Services	RF Filters	Total
Year ended June 30, 2021
Revenue	$2,848	$3,770	$6,618
Cost of revenue	1,507	9,144	10,651
Gross margin	1,341	(5,374)	(4,033)
Research and development	-	24,076	24,076
General and administrative	-	13,285	13,285
Income/(Loss) from Operations	$1,341	$(42,735)	$(41,394)

Year ended June 30, 2020
Revenue	$991	$799	$1,790
Cost of Revenue	703	1,711	2,414
Gross Margin	288	(912)	(624)
Research and development	-	20,523	20,523
General and administrative	14	10,877	10,891
Loss from Operations	$274	$(32,312)	$(32,038)

As of June 30, 2021
Accounts receivable	$242	$928	$1,170
Property and equipment, net	-	30,730	30,730

As of June 30, 2020
Accounts receivable	$71	$280	$351
Property and equipment, net	-	23,605	23,605

Note 16. Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the years ended June 30, 2021 and 2020 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Convertible Notes	—	4,960,800
Options	2,497,577	2,294,415
Warrants	167,109	395,700
Total	2,664,686	7,650,915

Note 17. Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.

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

As of June 30, 2021, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Our Chief Executive Officer and Interim Chief Financial Officer have concluded based upon the evaluation described above that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2021.

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

As we are not an “accelerated filer” under SEC rules, we are not required to provide an auditor’s attestation of management’s assessment of internal control over financial reporting as of June 30, 2021.

Changes in Internal Control over Financial Reporting

During the year ended June 30, 2021, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2021 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2021 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2021 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2021 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2021 annual meeting of stockholders.

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

Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan of Conversion, dated December 15, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

2.2	Definitive Asset Purchase Agreement dated March 23, 2017 by and between The Research Foundation for the State University of New York and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017)

2.3	Definitive Real Property Purchase Agreement dated March 23, 2017, by and between Fuller Road Management Corporation and the Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017)

3.1	Articles of Conversion of the Company, filed with the Nevada Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.2	Certificate of Conversion of the Company, filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.3	Certificate of Incorporation, filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020)

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 4, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2019)

4.1	Indenture, dated as of May 14, 2018, by and among Akoustis Technologies Inc., Akoustis, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018)

4.2	Indenture, dated as of October 23, 2018, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

4.3	First Supplemental Indenture, dated as of October 23, 2018, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

4.4	Form of 6.5% Convertible Senior Note due November 30, 2023 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

4.5	First Supplemental Indenture, dated as of October 18, 2018, among the Company, Akoustis, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

4.6	Second Supplemental Indenture, dated as of April 17, 2020, by and among Akoustis Technologies, Inc., Akoustis, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2020)

Exhibit Number	Description
4.7	Second Supplemental Indenture, dated as of April 17, 2020, by and between Akoustis Technologies, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2020)

4.8	Description of Common Stock of the Registrant Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed with the SEC on August 21, 2020)

10.1.1†	Akoustis, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Transition Report on Form 10-K filed with the SEC on October 31, 2016)

10.1.2†	Declaration of Amendment to the Akoustis, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017)

10.2.1†	Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.2.2†	Form of Stock Option Agreement under the Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.2.3†	Form of Restricted Stock Agreement, under the Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2016)

10.3†	Employment Agreement between the Company and Jeffrey Shealy dated as of June 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015)

10.4†	Offer Letter from the Company to David M. Aichele (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2017)

10.5	Form of 2016 Placement Agent Warrant for Common Stock of the Company in connection with the Company’s 2016 private placement offering (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2016)

10.6	Form of Placement Agent Warrant in the 2016-2017 Offering (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2016)

10.7	Form of Amended and Restated Placement Agent Warrant for Common Stock of the Company in connection with the Company’s 2015 private placement offering and 2016 private placement offering (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.8.1†	Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

10.8.2†	Form of Restricted Stock Award Agreement under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.8.3†	Revised Form of Restricted Stock Award Agreement under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.9	Form of Placement Agent Warrant in the 2017 Offering (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-218245) filed with the SEC on May 25, 2017)

Exhibit Number	Description
10.10†	Summary of Akoustis Technologies, Inc. Director Compensation Program, effective October 3, 2017 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017)

10.11	Form of Placement Agent Warrant in the 2017 Offering (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-222552) filed with the SEC on January 16, 2018)

10.12	Pledge and Security Agreement, dated as of May 14, 2018, by and among Akoustis Technologies, Inc., Akoustis, Inc. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018)

10.13	Grant Agreement, dated as of July 24, 2018, by and among Akoustis Technologies, Inc., Akoustis, Inc. and the Town of Canandaigua (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2018)

10.14††	Price Quotation, dated January 14, 2019, by and between the Company and ASML US, LLC (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2019)

10.15†	Akoustis Technologies, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2019)

10.16†	Amendment to 2018 Stock Incentive Plan (incorporated by reference to Appendix B of the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, filed September 24, 2019)

10.17†	Akoustis Technologies, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2019)

10.18	Agreement of Sale, dated October 25, 2019, by and between the Company and EV Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2019)

10.19	Promissory Note, dated as of May 20, 2020, issued by Akoustis, Inc. in favor of Bank of America, NA. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2020)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on August 21, 2020)

23.1*	Consent of Marcum LLP

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial and Accounting Officer

101§*	Interactive Data Files of Financial Statements and Notes.

Exhibit Number	Description
101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
†	Management contract or compensatory plan or arrangement
††	Confidential portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKOUSTIS TECHNOLOGIES, INC.

Dated: August 30, 2021	By:	/s/ Jeffrey B. Shealy
Jeffrey B. Shealy
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey B. Shealy	Chief Executive Officer	August 30, 2021
Jeffrey B. Shealy	(Principal Executive Officer), Director

/s/ Kenneth E. Boller	Interim Chief Financial Officer	August 30, 2021
Kenneth E. Boller	(Principal Financial and Accounting Officer)

/s/ Arthur E. Geiss	Co-Chairman of the Board	August 30, 2021
Arthur E. Geiss

/s/ Jerry D. Neal	Co-Chairman of the Board	August 30, 2021
Jerry D. Neal

/s/ Steven P. DenBaars	Director	August 30, 2021
Steven P. DenBaars

/s/ Jeffrey K. McMahon	Director	August 30, 2021
Jeffrey K. McMahon

/s/ Suzanne B. Rudy	Director	August 30, 2021
Suzanne B. Rudy

/s/ J. Michael McGuire	Director	August 30, 2021
J. Michael McGuire