Form 10-Q
period 2021-09-30
Akoustis Technologies, Inc.
filed 2021-11-01
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 20, 2021, there were 52,045,019 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

AKOUSTIS TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Akoustis Technologies, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30,	June 30,
	2021	2021
Assets
Assets:
Cash and cash equivalents	$75,681	$88,322
Accounts receivable	1,352	1,170
Inventory	2,058	1,390
Other current assets	3,537	2,314
Total current assets	82,628	93,196

Property and equipment, net	36,911	30,730

Intangibles, net	564	572

Operating lease right-of-use asset, net	410	471
Other assets	11	25
Total Assets	$120,524	$124,994

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$7,601	$6,954
Deferred revenue	—	41
Operating lease liability - current	280	270
Total current liabilities	7,881	7,265

Long-term Liabilities:
Operating lease liability - non-current	128	202
Other long-term liabilities	117	117
Total long-term liabilities	245	319

Total Liabilities	8,126	7,584

Stockholders’ Equity
Preferred stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 52,037,519 and 51,235,764 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	52	51
Additional paid in capital	272,966	265,130
Accumulated deficit	(160,620)	(147,771)
Total Stockholders’ Equity	112,398	117,410
Total Liabilities and Stockholders’ Equity	$120,524	$124,994

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020
Revenue
Revenue with customers	$1,868	$636

Cost of revenue	2,902	1,649

Gross profit (loss)	(1,034)	(1,013)

Operating expenses
Research and development	7,974	6,380
General and administrative expenses	3,876	2,927
Total operating expenses	11,850	9,307

Loss from operations	(12,884)	(10,320)

Other (expense) income
Interest (expense) income	35	(1,431)
Other (expense)	—	(1)
Change in fair value of derivative liabilities	—	(198)
Total other (expense) income	35	(1,630)
Net loss	$(12,849)	$(11,950)

Net loss per common share - basic and diluted	$(0.25)	$(0.31)

Weighted average common shares outstanding - basic and diluted	51,436,075	38,176,702

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	For the Three Months Ended September 30, 2021
			Additional
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2021	51,236	$51	$265,130	$(147,771)	$117,410

Common stock issued for cash, net of issuance costs	556	1	5,431	—	5,432
Stock-based compensation	237	—	2,348	—	2,348
Common stock issued for exercise of warrants	4	—	24	—	24
Common stock issued for exercise of options	5	—	33	—	33
Net loss	—	—	—	(12,849)	(12,849)

Balance, September 30, 2021	52,038	52	272,966	(160,620)	112,398

	For the Three Months Ended September 30, 2020
	Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2020	37,990	$38	$145,072	$(103,615)	$41,495

Common stock issued for cash, net of issuance costs	416	—	3,267	—	3,267
Stock-based compensation	127	—	2,027	—	2,027
Common stock issued for exercise of options	18	—	102	—	102
Common stock issued in payment of note interest	31	1	243	—	244
Net loss	—	—	—	(11,950)	(11,950)

Balance, September 30, 2020	38,582	39	150,711	(115,565)	35,185

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,849)	(11,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,473	993
Stock-based compensation	2,348	2,027
Amortization of debt discount	—	1,038
Amortization of operating lease right of use asset	61	54
Non cash interest payments	—	244
Change in fair value of derivative liabilities	—	198
Gain on disposal of fixed assets	(197)	—
Changes in operating assets and liabilities:
Accounts receivable	(182)	5
Inventory	(668)	(100)
Other current assets	(1,223)	(105)
Other assets	—	—
Accounts payable and accrued expenses	(1,345)	(452)
Lease liabilities	(64)	(54)
Deferred revenue	(41)	190
Net Cash Used in Operating Activities	(12,687)	(7,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(5,729)	(2,308)
Cash received from sale of fixed assets	286	—
Cash paid for intangibles	—	(38)
Net Cash Used in Investing Activities	(5,443)	(2,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	5,432	3,037
Proceeds from exercise of employee stock options	33	102
Proceeds from exercise of warrants	24	—
Net Cash Provided by Financing Activities	5,489	3,139

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(12,641)	(7,119)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	88,322	44,408
Cash, Cash Equivalents and Restricted Cash - End of Period	$75,681	$37,289

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	—	163

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in payment of interest	—	244
Fixed assets included in accounts payable and accrued expenses	1,992	(1,467)
Stock issuance costs included in accounts payable and accrued expenses	—	(230)

See accompanying notes to the condensed consolidated financial statements

AKOUSTIS TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Organization

Akoustis Technologies, Inc. (the “Company”) was incorporated on April 10, 2013, and effective December 15, 2016, the Company changed its state of incorporation to the State of Delaware. Through its subsidiary, Akoustis, Inc. (a Delaware corporation), the Company, headquartered in Huntersville, North Carolina, is focused on developing, designing, and manufacturing innovative radio frequency (“RF”) filter products for the wireless industry, including for products such as smartphones and tablets, cellular infrastructure equipment, WiFi Customer Premise Equipment (“CPE”), and military and defense communication applications. Located between the device’s antenna and its digital backend, the RF front-end (“RFFE”) is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. To construct the resonator devices that are the building blocks for its RF filters, the Company has developed a family of novel, high purity acoustic piezoelectric materials as well as a unique microelectromechanical system (“MEMS”) wafer process, collectively referred to as XBAWTM technology. The Company leverages its integrated device manufacturing (“IDM”) business model to develop and sell high performance RF filters using its XBAWTM technology. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RFFE.

Note 2. Liquidity

As of September 30, 2021, the Company had cash and cash equivalents of $75.7 million and working capital of $74.7 million. The Company has historically incurred recurring operating losses and experienced net cash used in operating activities.

As of October 20, 2021, the Company had $66.0 million of cash and cash equivalents, which the Company expects to be sufficient to fund its operations beyond the next twelve months from the date of filing of this Form 10-Q. These funds will be used to fund the Company’s operations, including capital expenditures, R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. Except pursuant to its ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper Sandler & Co., the Company has no commitments or arrangements to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional financing in a timely fashion and on acceptable terms, its financial condition and results of operations may be materially adversely affected and it may not be able to continue operations or execute its stated commercialization plan.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the filing of this Form 10-Q. Operating results for the quarter ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022 or any future interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on August 30, 2021 (the “2021 Annual Report”).

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Akoustis, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 3-Summary of Significant Accounting Policies in the 2021 Annual Report. Since the date of the 2021 Annual Report, there have been no material changes to the Company’s significant accounting policies. The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the accompanying notes thereto. The policies, estimates and assumptions include valuing equity securities, deferred taxes and related valuation allowances, revenue recognition, and the fair values of long-lived assets. Actual results could differ from the estimates.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated losses to be incurred in the collection of accounts receivable.

Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method.

Inventory consisted of the following as of September 30, 2021 and June 30, 2021 (in thousands):

	September 30, 2021	June 30, 2021
Raw Materials	$678	$124
Work in Process	1,276	1,188
Finished Goods	104	78
Total Inventory	$2,058	$1,390

Shares of Restricted Stock Outstanding

Shares outstanding include shares of restricted stock with respect to which restrictions have not lapsed. Restricted stock included in reportable shares outstanding was the following as of September 30, 2021 and 2020. Shares of restricted stock are included in the calculation of weighted average shares outstanding.

	September 30, 2021	September 30, 2020
Restricted stock included in reportable shares outstanding	—	28,750

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

The following table summarizes the revenues of the Company’s reportable segments for the three months ended September 30, 2021 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
NRE	$413	$—	$413
Filters/Amps	—	1,455	1,455
Total	$413	$1,455	$1,868

The following table summarizes the revenues of the Company’s reportable segments for the three months ended September 30, 2020 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
NRE	$57	$—	$57
Filters/Amps	—	579	579
Total	$57	$579	$636

Performance Obligations

The Company has determined that contracts for product sales revenue and foundry fabrication services revenue involve one performance obligation, which is delivery of the final product.

Contract Balances

The following table summarizes the changes in the opening and closing balances of the Company’s contract asset and liability for the first three months of fiscal years 2021 and 2020 (in thousands):

	Contract Assets	Contract Liability
Balance, June 30, 2021	$411	$41
Closing, September 30, 2021	783	—
Increase/(Decrease)	$372	$(41)

Balance, June 30, 2020	$125	$—
Closing, September 30, 2020	133	190
Increase/(Decrease)	$8	$190

The Company records a receivable when the title for goods has transferred. Generally, all sales are contract sales (with either an underlying contract or purchase order), resulting in all receivables being contract receivables. When invoicing occurs prior to revenue recognition a contract liability is recorded (as deferred revenue on the Condensed Consolidated Balance Sheets). The amount of revenue recognized in the three months ended September 30, 2021 that was included in the opening contract liability balance was $41 thousand which related to non-recurring engineering services.

Contract assets are recorded when revenue recognized exceeds the amount invoiced. The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The amount of contract assets invoiced in the three months ended September 30, 2020 that was included in the opening contract asset balance was $51 thousand, which primarily related to non-recurring engineering services.

Backlog of Remaining Customer Performance Obligations

Revenue expected to be recognized and recorded as sales during this fiscal year from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) was $3.4 million at September 30, 2021.

Note 5. Property and Equipment, net

Property and equipment, net consisted of the following as of September 30, 2021 and June 30, 2021 (in thousands):

	Estimated Useful Life	September 30, 2021	June 30, 2021
Land	n/a	$1,000	$1,000
Building	11 years	3,000	3,000
Equipment	2-10 years	40,866	35,120
Leasehold Improvements	*	2,941	1,946
Software	3 years	617	580
Furniture & Fixtures	5 years	90	73
Computer Equipment	3 years	489	310
Total		49,003	42,029
Less: Accumulated Depreciation		(12,092)	(11,299)
Total		$36,911	$30,730

(*)	Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $1.5 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, equipment with a net book value totaling $10.0 million had not been placed in service and therefore was not depreciated during the period. As of June 30, 2021, fixed assets with a net book value totaling $4.9 million had not been placed in service and therefore was not depreciated during the period.

Note 6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2021 and June 30, 2021 (in thousands):

	September 30, 2021	June 30, 2021
Accounts payable	$3,613	$1,188
Accrued salaries and benefits	2,479	4,415
Accrued professional fees	95	49
Accrued utilities	156	127
Accrued goods received not invoiced	1,079	761
Other accrued expenses	179	414
Totals	$7,601	$6,954

Note 7. Concentrations

Vendors

Vendor concentration as a percentage of purchases for the three months ended September 30, 2021 and 2020 are as follows:

	Three Months 09/30/2021	Three Months 09/30/2020
Vendor 1	—	11%

Customers

Customer concentration as a percentage of revenue for the three months ended September 30, 2021 and 2020 are as follows:

	Three Months 09/30/2021	Three Months 09/30/2020
Customer 1	37%	74%
Customer 2	25%	—
Customer 3	11%	—
Customer 4	—	10%

Note 8. Stockholders’ Equity

Equity Offering Program

The Company has in place an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper Sandler & Co. (the “Sales Agreement”), pursuant to which the Company may sell from time-to-time shares of its common stock having an aggregate offering price of up to $100,000,000 (the “Equity Offering Program”).

The following table summarizes sales through the Equity Offering Program during the quarter ended September 30, 2021:

Three months ended	Avg price per share	Number of Shares	Gross Proceeds (in millions)	Offering Expenses (in millions)	Net Proceeds (in millions)
September 30, 2021	$9.99	555,455	$5.5	$0.1	$5.4
Total		555,455	$5.5	$0.1	$5.4

Equity Incentive Plans

During the three months ended September 30, 2021, the Company granted employees options to purchase an aggregate of approximately 0.4 million shares of common stock. The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following assumptions:

Three Months Ended September 30, 2021
Exercise price	$9.18 –10.15
Expected term (years)	4.75 – 5.00
Volatility	67%
Risk-free interest rate	0.76%–0.81%
Dividend yield	0%
Weighted Average Grant Date Fair Value of Options granted during the period	$5.53

During the three months ended September 30, 2021 the Company awarded certain employees and directors grants of an aggregate of approximately 0.6 million restricted stock units (“RSUs”) with a weighted average grant date fair value of $9.99. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest over 4 – 5 years.

Compensation expense related to our stock-based awards described above was as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Research and Development	$1,232	$1,014
General and Administrative	1,116	1,013
Total	$2,348	$2,027

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in thousands):

	As of September 30, 2021
	Unrecognized stock-based compensation	Weighted- average years to be recognized
Options	$4,056	2.55
Restricted stock units	$12,386	2.51

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

The components of lease expense were as follows:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Operating Lease Expense	$75	$75

Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification on the Condensed Consolidated Balance Sheet	September 30, 2021	June 30, 2021
Assets
Operating lease assets	Other non-current assets	$410	$471

Liabilities
Other current liabilities	Current liabilities	280	270
Operating lease liabilities	Other non-current liabilities	128	202

Weighted Average Remaining Lease Term:
Operating leases		1.51	1.76

Weighted Average Discount Rate:
Operating leases		12.5%	12.5%

The following table outlines the minimum future lease payments for the next five years and thereafter, (in thousands):

For the year ending June 30,
2022	235
2023	204
2024	7
2025	—
Thereafter	—
Total lease payments (undiscounted cash flows)	446

Less imputed interest	(38)
Total	$408

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

Litigation, Claims and Assessments

From time to time, the Company may become involved in lawsuits, investigations and claims that arise in the ordinary course of business. The Company believes it has meritorious defenses against all pending claims and intends to vigorously pursue them. While it is not possible to predict or determine the outcomes of any pending actions, the Company believes that, as of September 30, 2021, the amount of liability, if any, with respect to such actions, would not materially affect its financial position, results of operations or cash flows and it is currently evaluating the matter described in Note 16.

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

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three months ended September 30, 2021 and 2020 are as follows (in thousands):

	Foundry Fabrication Services	RF Product	Total
Three months ended September 30, 2021
Revenue with customers	$413	$1,455	$1,868
Cost of revenue	570	2,332	2,902
Gross margin	(157)	(877)	(1,034)
Research and development	—	7,974	7,974
General and administrative	—	3,876	3,876
Income (Loss) from Operations	$(157)	(12,727)	(12,884)

Three months ended September 30, 2020
Revenue with customers	$57	$579	$636
Cost of revenue	53	1,596	1,650
Gross margin	4	(1,018)	(1,013)
Research and development	—	6,380	6,380
General and administrative	—	2,927	2,927
Income (Loss) from Operations	$4	(10,324)	(10,320)

As of September 30, 2021
Accounts receivable	$242	$1,110	$1,352
Property and equipment, net	—	$36,911	$36,911

As of June 30, 2021
Accounts receivable	$242	$928	$1,170
Property and equipment, net	$—	$30,730	$30,730

Note 15. Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three months ended September 30, 2021 and September 30, 2020 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Convertible Notes	—	4,960,800
Options	2,851,827	2,633,165
Warrants	162,659	395,700
Total	3,014,486	7,989,665

Note. 16. Subsequent Events

On October 15, 2021, Akoustis Technologies, Inc. (the “Company”) acquired a majority ownership position in RFM Integrated Device, Inc. (“RFMi”), a fabless supplier of acoustic wave RF resonators and filters. The Company acquired a 51% ownership interest in RFMi from Tai-Saw Technology Co., Ltd. (“TST”) in exchange for $6.0 million in cash and approximately $2.5 million payable in common stock of the Company. The Company has the option to acquire the remaining 49% ownership interest in RFMi from TST on or before June 30, 2022, for an additional $3.5 million in cash and approximately $4.0 million in common stock of the Company. Additionally, earn-out payments aggregating up to $3.0 million payable in cash and/or shares of common stock of the Company may be payable to TST based on the future operating results of RFMi.

On October 4, 2021, the Company and its subsidiary, Akoustis, Inc., were named as defendants in a complaint filed by Qorvo, Inc. in the United States District Court for the District of Delaware alleging, among other things, patent infringement, false advertising, false patent marking, and unfair competition. The complaint alleges that the defendants misappropriated proprietary information, made misleading statements about the characteristics of certain of its products, and sold products infringing on the certain of the plaintiff’s patents. The plaintiff seeks an injunction enjoining the defendants from the alleged infringement and damages, including punitive and statutory enhanced damages, in an unspecified amount. The Company believes this lawsuit is without merit and intends to defend against it vigorously. However, it can provide no assurance as to the outcome of such dispute, and such action may result in judgments against the Company for an injunction, significant damages or other relief, such as future royalty payments to Qorvo, Inc. Even if ultimately settled or resolved in the Company’s favor, this action may result in significant expenses, diversion of management and technical personnel attention and disruptions and delays in the Company’s business, all of which could have a material adverse effect on its business, financial condition and results of operations.

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

Forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which are beyond our control. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing and sustain our status as a going concern; our limited operating history; our inability to generate revenues or achieve profitability; the results of our research and development (“R&D”) activities; our inability to achieve acceptance of our products in the market; the impact of the COVID-19 pandemic on our operations, financial condition and the worldwide economy, including its impact on our ability to access the capital markets; general economic conditions, including upturns and downturns in the industry; shortages in supplies needed to manufacture our products, or needed by our customers to manufacture devices incorporating our products;  our limited number of patents; failure to obtain, maintain, and enforce our intellectual property rights; claims of infringement, misappropriation or misuse of third party intellectual property that, regardless of merit, could result in significant expense and loss of our intellectual property rights; our inability to attract and retain qualified personnel; the outcome of current and any future litigation; our inability to attract and retain qualified personnel; our reliance on third parties to complete certain processes in connection with the manufacture of our products; product quality and defects; existing or increased competition; our ability to market and sell our products; our inability to successfully manufacture, market and sell products based on our technologies; our ability to meet the required specifications of customers and achieve qualification of our products for commercial manufacturing in a timely manner; our inability to successfully scale our New York wafer fabrication facility and related operations while maintaining quality control and assurance and avoiding delays in output; contracting with customers and other parties with greater bargaining power and agreeing to terms and conditions that may adversely affect our business; the possibility that the anticipated benefits from our business acquisitions (including the acquisition of RFM Integrated Device, Inc. (“RFMi”) will not be realized in full or at all or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of acquired businesses’ (including RFMi’s) operations will be greater than expected and the possibility of disruptions to our business during integration efforts and strain on management time and resources; risks related to doing business in foreign countries, including China; any security breaches, cyber-attacks or other disruptions compromising our proprietary information and exposing us to liability; our failure to innovate or adapt to new or emerging technologies; our failure to comply with regulatory requirements; results of any arbitration or litigation that may arise; stock volatility and illiquidity; our failure to implement our business plans or strategies; and our failure to maintain effective internal control over financial reporting.

These and other risks and uncertainties, which are described in more detail in Part II, Item 1A. “Risk Factors” of this report and in our Annual Report on Form 10-K, filed with the SEC on August 21, 2021 (the “2021 Annual Report”), could cause our actual results to differ materially from those expressed or implied by the forward-looking statements in this report. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them. Except as may be required by law, we do not undertake any obligation to update the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

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

Intellectual Property. As of October 14, 2021, our IP portfolio included 52 patents, including a blocking patent that we have licensed from Cornell University. Additionally, as of October 14, 2021, we have 83 pending patent applications. These patents cover our XBAW® RF filter technology from raw materials through the system architectures.

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

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the ultimate effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of fiscal year 2022 or beyond.

Recent Developments

On August 30, 2021, Akoustis announced that it had shipped the first 5G mobile filters using advanced wafer-level-packaging to a tier-1 RF component company.

On August 27, 2021, the Company announced that it had received a volume order for WiFi 6 XBAW™ filters, which include its 5.2 GHz and 5.6 GHz products.

On August 25, 2021, Akoustis announced that it had received a design win for WiFi 6E for a multi-user-multiple-in-multiple-out (MU-MIMO) gateway product that will use its 5.5 GHz and 6.5 GHz filters products.

On August 18, 2021, the Company announced that Kamran Cheema had joined Akoustis as Vice President of Engineering.

On July 29, Akoustis announced that it had been awarded two design wins from a Citizens Broadband Radio Service customer for networking equipment and end-user devices.

On July 14, 2021, the Company announced that it had received a volume development order for a WiFi 6E diplexer from a tier-1 personal computing (PC) chipset customer.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2021 Annual Report.

Results of Operations

Three Months Ended September 30, 2021 and 2020

Revenue

The Company recorded revenue of $1.9 million for the three months ended September 30, 2021 as compared to $0.6 million for the three months ended September 30, 2020. The increase of $1.3 million was primarily due to an increase in RF product revenue of $0.9 million or 160%.

Cost of Revenue

Cost of revenue includes direct labor, material, net realizable value (NRV) adjustments, and facility costs primarily associated with foundry services revenue, manufacturing of filter products and engineering services. The Company recorded cost of revenue of $2.9 million for the three months ended September 30, 2021 as compared to $1.6 million for the three months ended September 30, 2020. The $1.3 million increase is primarily due to costs associated with RF product revenue which increased by $0.7 million in addition to non-recurring engineering costs which increased by $0.5 million.

Research and Development Expenses

R&D expenses were $8.0 million for the three months ended September 30, 2021 and were $1.6 million, or 25.0% higher than the prior year amount for the same period of $6.4 million. Personnel costs, including stock-based compensation, were $4.3 million compared to $3.5 million in the prior year period, an increase of $0.8 million or 21.5%. Facility costs of $1.8 million primarily associated with the NY Facility were $0.6 million higher than the prior period. Material costs of $1.7 million were $0.3 million higher than the prior period.

General and Administrative Expense

General and administrative (“G&A”) expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the three months ended September 30, 2021 were $3.9 million, which is an increase of $1.0 million compared to the three months ended September, 2020. Year-over-year changes within G&A expenses include an increase in employee compensation (including stock-based compensation) of $0.6 million as well as increased general expenses of $0.5 million, primarily professional fees.

Other (Expense)/Income

Other income for the three months ended September 30, 2021 was $35 thousand, which was comprised of interest income. Other expenses for the three months ended September 30, 2020 were $1.6 million, consisting of $1.4 million of debt discount amortization and interest expense and a loss on derivative liability valuation of $0.2 million.

Net Loss

The Company recorded a net loss of $12.8 million for the three months ended September 30, 2021, compared to a net loss of $12.0 million for the three months ended September 30, 2020. The period-over-period incremental loss of $0.8 million, or 7.5%, was primarily driven by an increase in cost of revenue of $1.3 million, an increase in G&A expenses and R&D expenses of $2.5 million. These expense increases were partially offset by a revenue increase of $1.3 million and a decrease in other expenses of $1.7 million.

Liquidity and Capital Resources

Financing Activities

During the three months ended September 30, 2021, the Company sold a total of 555,455 shares of its common stock at a price to the public of an average of $9.99 per share under the ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper Sandler & Co., as amended on February 19, 2021 (the “Sales Agreement”) for aggregate gross proceeds of approximately $5.5 million, before deducting compensation paid to the sales agents and other offering expenses of approximately $0.1 million.

Balance Sheet and Working Capital

The Company had $75.7 million of cash and cash equivalents on hand as of September 30, 2021, which reflects a decrease of $12.6 million compared to $88.3 million as of June 30, 2021. The decrease is primarily due to cash used in operations of $12.7 million and cash used for investing activities of $5.4 million. These cash uses were partially offset by cash provided by financing activities of $5.5 million. The Company estimates that cash on hand will be sufficient to fund its operations, including current capital expense commitments, beyond the next twelve months from the date of filing of this Form 10-Q. However, the Company has historically incurred recurring operating losses and will continue to do so until it generates sufficient revenues from operations; as a result, we may need to obtain additional capital through the sale of additional equity securities, debt, or otherwise, to fund operations past that date. There is no assurance that the Company’s projections and estimates are accurate. The Company is actively managing and controlling the Company’s cash outflows to mitigate liquidity risks.

September 30, 2021 compared to June 30, 2021

As of September 30, 2021, the Company had current assets of $82.6 million made up primarily of cash on hand of $75.7 million. As of June 30, 2021, current assets were $93.2 million comprised primarily of cash on hand of $88.3 million.

Property, Plant and Equipment was $36.9 million as of September 30, 2021 as compared to a balance of $30.7 million as of June 30, 2021.

Total assets as of September 30, 2021 and June 30, 2021 were $120.5 million and $125.0 million, respectively.

Current liabilities as of September 30, 2021 and June 30, 2021 were $7.9 million and $7.3 million, respectively. The increase of $0.6 million was primarily due to capital expenditures in accounts payable at September 30, 2021.

Long-term liabilities totaled $0.2 million as of September 30, 2021, compared to $0.3 million as of June 30, 2021.

Stockholders’ equity was $112.4 million as of September 30, 2021, compared to $117.4 million as of June 30, 2021, a decrease of $5.0 million, or 4.3%. This decrease was primarily due to the increase in additional paid-in-capital (“APIC”) of $7.8 million for the three months ended September 30, 2021 which was offset by the net loss for the three months ended September 30, 2021 of $12.8 million. The increase in APIC was primarily due to common stock issued for cash of $5.4 million and stock-based compensation of $2.3 million.

Cash Flow Analysis

Operating activities used cash of $12.7 million during the three months ended September 30, 2021 and $7.9 million during the comparative period ended September 30, 2020. The $4.8 million period- over-period increase in cash used was attributable to higher operating expenses associated with the ramp of development and commercialization activities (primarily R&D and production personnel and material costs).

Investing activities used cash of $5.4 million for the three months ended September 30, 2021 compared to $2.3 million for the comparative period ended September 30, 2020. The $3.1 million period-over-period increase was primarily due to increased purchases of production equipment.

Financing activities increased cash by $2.4 million during the three months ended September 30, 2021 compared to the comparative period ended September 30, 2020 due to proceeds from issuance of common stock pursuant to the Sales Agreement. In addition, stock option grants and warrant exercises resulted in cash proceeds of $0.1 million.

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

As of September 30, 2021, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Interim Chief Financial Officer have concluded based upon the evaluation described above that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except for the matter described under Note 16 of the notes to our financial statements included in Part I, Item 1 of this Form 10-Q, we are currently not aware of any material pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

ITEM 1A. RISK FACTORS.

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Except as set forth below, there have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2021 Annual Report.

We are, and may become, subject to claims of infringement, misappropriation or misuse of third party intellectual property that, regardless of merit, could result in significant expense and loss of our intellectual property rights.

The semiconductor industry is characterized by the vigorous pursuit and protection of intellectual property rights. We have not undertaken a comprehensive review of the rights of third parties in our field. From time to time, we may be named in lawsuits or receive notices or inquiries from third parties regarding our products or the manner in which we conduct our business suggesting that we may be infringing, misappropriating or otherwise misusing patent, copyright, trademark, trade secret and other intellectual property rights. Any claims that our technology infringes, misappropriates or otherwise misuses the rights of third parties, regardless of their merit or resolution, could be expensive to litigate or settle and could divert the efforts and attention of our management and technical personnel, cause significant delays and materially disrupt the conduct of our business. We may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could be required to:

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

On October 4, 2021, the Company was named as a defendant in a complaint filed by Qorvo, Inc. in the United States District Court for the District of Delaware alleging, among other things, patent infringement, false advertising, false patent marking, and unfair competition. The plaintiff seeks an injunction enjoining us from the alleged infringement and damages, including punitive and statutory enhanced damages, in an unspecified amount. We believe this lawsuit is without merit and intend to defend against it vigorously. However, we can provide no assurance as to the outcome of such dispute, and such action may result in judgments against us for an injunction, significant damages or other relief, such as future royalty payments to Qorvo, Inc. or restrictions on certain of our activities. Resolution of such matter may be prolonged and costly, and the ultimate result or judgment is uncertain due to the inherent uncertainty in litigation and other proceedings. Even if ultimately settled or resolved in our favor, this and other possible future actions may result in significant expenses, diversion of management and technical personnel attention and disruptions and delays in our business and product development, and other collateral consequences, all of which could have a material adverse effect on our business, financial condition and results of operations. Any out-of-court settlement of this or other actions may also have an adverse effect on our business, financial condition and results of operations, including, but not limited to, substantial expenses, the payment of royalties, licensing or other fees payable to third parties, or restrictions on our ability to develop, manufacture and sell our products.

Defense of any intellectual property infringement claims against us, regardless of their merit, would involve substantial litigation expense and would be a significant diversion of resources from our business. In the event of the foregoing or another successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties, limit our business to avoid the infringing activities, pay royalties and/or redesign our infringing technology or alter related formulations, processes, methods or other technologies, any or all of which may be impossible or require substantial time and monetary expenditure. The occurrence of any of the above events could prevent us from continuing to develop and commercialize our filters and our business could materially suffer.

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

We have recently engaged, and may in the future engage, in acquisitions that could disrupt our business, cause dilution to our shareholders and harm our financial condition and operating results.

In October 2021, we acquired a majority ownership position in RFM Integrated Device, Inc. (“RFMi”), with the right to purchase the remaining 49% in 2022. The consideration for the acquisition includes cash and common stock as well as possible earn-out payments that may be paid in cash or common stock based on its future trading price. We may in the future make additional acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with our current business or otherwise offer opportunities for our company. In connection with these acquisitions or investments, we may:

●	issue common stock or other forms of equity that would dilute our existing shareholders’ percentage of ownership,

●	incur debt and assume liabilities, and

●	incur amortization expenses related to intangible assets or incur large and immediate write-offs.

We may not be able to complete acquisitions on favorable terms, if at all. If we do complete an acquisition, such as of RFMi, we cannot assure you that it will ultimately strengthen our competitive position, that it will be viewed positively by customers, financial markets or investors or that we will otherwise realize the expected benefits of such an acquisition to the anticipated extent or at all. Furthermore, the acquisition of RFMi and any future acquisitions could pose numerous additional risks to our expected operations, including, but not limited to:

●	problems integrating the purchased business, products or technologies,

●	challenges in achieving strategic objectives, cost savings and other anticipated benefits,

●	increases to our expenses,

●	the assumption of significant liabilities, which may have been previously unknown or not discoverable through diligence, that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying party,

●	inability to maintain relationships with prospective key customers, vendors and other business partners of the acquired businesses,

●	diversion of management’s attention from its day-to-day responsibilities,

●	difficulty in maintaining controls, procedures and policies during the transition and integration,

●	entrance into marketplaces where we have no or limited prior experience and where competitors have stronger marketplace positions,

●	potential loss of key employees, particularly those of the acquired entity, and

●	historical financial information may not be representative or indicative of our results as a combined company.

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

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020)

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101*	Interactive Data Files of Financial Statements and Notes

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 1, 2021	Akoustis Technologies, Inc.

	By:	/s/ Kenneth E. Boller
Kenneth E. Boller
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)