Form 10-Q
period 2021-12-31
Akoustis Technologies, Inc.
filed 2022-01-31
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

As of January 20, 2022, there were 54,672,366 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

AKOUSTIS TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Akoustis Technologies, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	June 30,
	2021	2021
Assets
Assets:
Cash and cash equivalents	$67,467	$88,322
Accounts receivable	2,502	1,170
Inventory	2,286	1,390
Other current assets	3,158	2,314
Total current assets	75,413	93,196

Property and equipment, net	40,248	30,730
Goodwill	7,835	—
Intangibles, net	10,167	572
Operating lease right-of-use asset, net	389	471
Other assets	60	25
Total Assets	$134,112	$124,994

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$6,720	$6,954
Deferred revenue	101	41
Operating lease liability - current	291	270
Total current liabilities	7,112	7,265

Long-term Liabilities:
Contingent consideration	1,082	—
Operating lease liability	94	202
Deferred tax liability	2,039	—
Other long-term liabilities	117	117
Total long-term liabilities	3,332	319

Total Liabilities	10,444	7,584

Equity
Preferred stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 54,659,660 and 51,235,764 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	55	51
Additional paid in capital	291,969	265,130
Accumulated deficit	(175,884)	(147,771)
Total Akoustis Technologies, Inc. equity	$116,140	$117,410
Noncontrolling interest	7,528	—
Total Equity	123,668	117,410
Total Liabilities and Equity	$134,112	$124,994

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended December 31, 2021	For the Three Months Ended December 31, 2020	For the Six Months Ended December 31, 2021	For the Six Months Ended December 31, 2020
Revenue
Revenue with customers	$3,672	$1,308	$5,540	$1,944

Cost of revenue	4,549	2,602	7,451	4,251

Gross profit (loss)	(877)	(1,294)	(1,911)	(2,307)

Operating expenses
Research and development	9,192	5,566	17,166	11,946
General and administrative expenses	5,146	3,361	9,022	6,288
Total operating expenses	14,338	8,927	26,188	18,234

Loss from operations	(15,215)	(10,221)	(28,099)	(20,541)

Other (expense) income
Interest (expense) income	28	(1,703)	62	(3,135)
Change in fair value of derivative liabilities	—	14	—	(184)
Total other (expense) income	28	(1,689)	62	(3,319)
Net loss before income taxes	$(15,187)	$(11,910)	$(28,037)	$(23,860)

Income Taxes	(58)	—	(58)	—

Net Loss	$(15,245)	$(11,910)	$(28,095)	$(23,860)

Net loss (income) attributable to noncontrolling interest	(19)	—	(19)	—
Net loss attributable to common stockholders	$(15,264)	$(11,910)	$(28,114)	$(23,860)

Net loss per common share - basic and diluted	$(0.29)	$(0.30)	$(0.54)	$(0.61)

Weighted average common shares outstanding - basic and diluted	52,924,078	39,445,268	52,180,077	38,810,985

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Changes in Equity

(In thousands)

(Unaudited)

	For the Six Months Ended December 31, 2021
			Additional
	Common Stock		Paid In	Accumulated
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2021	51,236	$51	$265,130	$(147,771)	$117,410

Common stock issued for cash, net of issuance costs	556	1	5,431	—	5,432

Stock-based compensation	237	—	2,348	—	2,348

Common stock issued for exercise of warrants	4	—	24	—	24

Common stock issued for exercise of options	5	—	33	—	33

Net loss	—	—	—	(12,849)	(12,849)

Balance, September 30, 2021	52,038	$52	$272,966	$(160,620)	$112,398

			Additional
	Common Stock		Paid In	Accumulated	Noncontrolling
	Shares	Par Value	Capital	Deficit	Interest	Equity

Balance, September 30, 2021	52,038	$52	$272,966	$(160,620)	$—	$112,398

Common stock issued for cash, net of issuance costs	1,931	2	13,355	—	—	13,357

Stock-based compensation	356	—	2,900	—	—	2,900

Common stock issued for exercise of warrants	4	—	33	—	—	33

Common stock issued for exercise of options	15	—	107	—	—	107

ESPP purchase	53	1	311	—	—	312

Common stock issued in acquisition	263	—	2,297	—	—	2,297

Noncontrolling interest acquired	—	—	—	—	7,510	7,510

Net loss	—	—	—	(15,264)	18	(15,246)

Balance, December 31, 2021	54,660	$55	$291,969	$(175,884)	$7,528	$123,668

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Changes in Equity

(In thousands)

(Unaudited)

	For the Six Months Ended December 31, 2020
			Additional
	Common Stock		Paid In	Accumulated
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2020	37,990	$38	$145,072	$(103,615)	$41,495

Stock-based compensation	127	—	2,027	—	2,027

Common stock issued for exercise of options	18	—	102	—	102

Common stock issued for cash, net of issuance costs	416	—	3,267	—	3,267

Common stock issued in payment of note interest	31	1	243	—	244

Net loss	—	—	—	(11,950)	(11,950)

Balance, September 30, 2020	38,582	$39	$150,711	$(115,565)	$35,185

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Par Value	Capital	Deficit	Equity

Balance, September 30, 2020	38,582	$39	$150,711	$(115,565)	$35,185

Common stock issued for cash, net of issuance costs	2,296	2	20,153	—	20,155

Stock-based compensation	350	—	2,066	—	2,066

Common stock issued for exercise of warrants	33	—	118	—	118

Common stock issued for exercise of options	73	—	422	—	422

ESPP purchase	32	—	204	—	204

Common stock issued in payment of note interest	33	—	244	—	244

Net loss	—	—	—	(11,910)	(11,910)

Balance, December 31, 2020	41,399	$41	$173,918	$(127,475)	$46,484

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,095)	$(23,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,174	2,080
Stock-based compensation	5,248	4,093
Amortization of debt discount	—	2,346
Amortization of operating lease right of use asset	130	110
Non cash interest payments	—	488
Change in fair value of derivative liabilities	—	184
Gain on disposal of fixed assets	(194)	—

Changes in operating assets and liabilities:
Accounts receivable	(349)	(395)
Inventory	(698)	(515)
Other current assets	(832)	(443)
Accounts payable and accrued expenses	(1,611)	(204)
Lease liabilities	(135)	(111)
Deferred revenue	(176)	57
Net Cash Used in Operating Activities	(23,538)	(16,170)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(12,823)	(4,438)
Acquisition of business, net of cash acquired	(4,079)	—
Cash received from sale of fixed assets	287	—
Cash paid for intangibles	—	(53)
Net Cash Used in Investing Activities	(16,615)	(4,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	18,789	23,192
Proceeds from exercise of employee stock options	140	524
Proceeds from exercise of warrants	57	118
Proceeds from employee stock purchase plan	312	204
Net Cash Provided by Financing Activities	19,298	24,038

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(20,855)	3,377

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	88,322	44,408

Cash, Cash Equivalents and Restricted Cash - End of Period	$67,467	$47,785

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	—	325

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in payment of interest	—	488
Fixed assets included in accounts payable and accrued expenses	(223)	572
Acquisition of Business
Tangible assets, excluding cash and cash equivalents	1,346	—
Intangibles	9,711	—
Goodwill	7,835	—
Deferred tax liability	(2,039)	—
Contingent consideration	(1,082)	—
Liabilities assumed	(1,885)	—
Issuance of common stock for acquisition	(2,297)	—
Noncontrolling interest	(7,510)	—

See accompanying notes to the condensed consolidated financial statements

AKOUSTIS TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Organization

Akoustis Technologies, Inc. (the “Company”) was incorporated on April 10, 2013, and effective December 15, 2016, the Company changed its state of incorporation to the State of Delaware. Through its wholly-owned subsidiary, Akoustis, Inc. (a Delaware corporation), the Company, headquartered in Huntersville, North Carolina, is focused on developing, designing, and manufacturing innovative radio frequency (“RF”) filter products for the wireless industry, including for products such as smartphones and tablets, cellular infrastructure equipment, Wi-Fi Customer Premise Equipment (“CPE”), and military and defense communication applications. Located between the device’s antenna and its digital backend, the RF front-end (“RFFE”) is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. To construct the resonator devices that are the building blocks for its RF filters, the Company has developed a family of novel, high purity acoustic piezoelectric materials as well as a unique microelectromechanical system (“MEMS”) wafer process, collectively referred to as XBAWTM technology. The Company leverages its integrated device manufacturing (“IDM”) business model to develop and sell high performance RF filters using its XBAWTM technology. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RFFE. In October 2021, the Company acquired a 51% ownership interest in RFM Integrated Device, Inc. (“RFMi”), a fabless supplier of acoustic wave RF resonators and filters. Through RFMi, the Company makes sales of surface-acoustic-wave (“SAW”) resonators, RF filters, crystal (Xtal) resonators and oscillators, and ceramic products.

Note 2. Liquidity

As of December 31, 2021, the Company had cash and cash equivalents of $67.5 million and working capital of $68.3 million. The Company has historically incurred recurring operating losses and experienced net cash used in operating activities.

The Company expects cash and cash equivalents to be sufficient to fund its operations beyond the next twelve months from the date of filing of this Form 10-Q. These funds will be used to fund the Company’s operations, including capital expenditures, R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. Except for the approximately $7.0 million of common stock remaining available to be sold pursuant to its ATM Equity OfferingSM Sales Agreement, dated May 8, 2020, with BofA Securities, Inc. and Piper Sandler & Co., the Company has no commitments or arrangements to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional financing in a timely fashion and on acceptable terms, its financial condition and results of operations may be materially adversely affected and it may not be able to continue operations or execute its stated commercialization plan.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the filing of this Form 10-Q. Operating results for the quarter ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022 or any future interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on August 30, 2021 (the “2021 Annual Report”).

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Akoustis, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. For RFMi, a consolidated entity in which we have 51% of ownership, the Company records net loss (income) attributable to noncontrolling interest on the condensed consolidated statements of operations equal to the percentage of the ownership interest retained in such entity by the respective noncontrolling parties.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note. 3-Summary of Significant Accounting Policies in the 2021 Annual Report. Since the date of the 2021 Annual Report, there have been no material changes to the Company’s significant accounting policies. The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the accompanying notes thereto. The policies, estimates and assumptions include valuing equity securities, deferred taxes and related valuation allowances, contingent consideration, goodwill, intangible assets, initial fair value of the non-controlling interest, revenue recognition, and the fair values of long-lived assets. Actual results could differ from the estimates.

Business Combinations - Business combinations are accounted for under the acquisition method in accordance with ASC 805, Business Combinations. The acquisition method requires identifiable assets acquired and liabilities assumed and any noncontrolling interest in the business acquired be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred as the purchase price exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill. Transaction costs are expensed in a business combination.

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

The following table summarizes the revenues of the Company’s reportable segments for the three months ended December 31, 2021 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
NRE	$383	$—	$383
Filters/Amps	—	3,289	3,289
Total	$383	$3,289	$3,672

The following table summarizes the revenues of the Company’s reportable segments for the six months ended December 31, 2021 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
NRE	$796	$—	$796
Filters/Amps	—	4,744	4,744
Total	$796	$4,744	$5,540

The following table summarizes the revenues of the Company’s reportable segments for the three months ended December 31, 2020 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
NRE - RF Filters	$670	$—	$670
Filters/Amps	—	638	638
Total	$670	$638	$1,308

The following table summarizes the revenues of the Company’s reportable segments for the six months ended December 31, 2020 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
NRE - RF Filters	$727	$—	$727
Filters/Amps	—	1,217	1,217
Total	$727	$1,217	$1,944

Performance Obligations

The Company has determined that contracts for product sales revenue and foundry fabrication services revenue involve one performance obligation, which is delivery of the final product.

Contract Balances

The following table summarizes the changes in the opening and closing balances of the Company’s contract asset and liability for the first six months of fiscal years 2022 and 2021 (in thousands):

	Contract Assets	Contract Liability
Balance, June 30, 2021	$411	$41
Closing, December 31, 2021	823	101
Increase/(Decrease)	$412	$60

Balance, June 30, 2020	$125	$—
Closing, December 31, 2020	383	57
Increase/(Decrease)	$258	$57

The Company records a receivable when the title for goods has transferred. Generally, all sales are contract sales (with either an underlying contract or purchase order), resulting in all receivables being contract receivables. When invoicing occurs prior to revenue recognition a contract liability is recorded (as deferred revenue on the Condensed Consolidated Balance Sheets). The amount of revenue recognized in the six months ended December 31, 2021 that was included in the opening contract liability balance was $41 thousand which related to non-recurring engineering services.

Contract assets are recorded when revenue recognized exceeds the amount invoiced. The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The amount of contract assets invoiced in the six months ended December 31, 2021 that was included in the opening contract asset balance was $293 thousand, which primarily related to non-recurring engineering services.

Backlog of Remaining Customer Performance Obligations

Revenue expected to be recognized and recorded as sales during this fiscal year from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) was $5.4 million at December 31, 2021.

Note 5: Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method.

Inventory consisted of the following as of December 31, 2021 and June 30, 2021 (in thousands):

	December 31, 2021	June 30, 2021
Raw Materials	$858	$124
Work in Process	718	1,188
Finished Goods	710	78
Total Inventory	$2,286	$1,390

Note 6. Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2021 and June 30, 2021 (in thousands):

	Estimated Useful Life	December 31, 2021	June 30, 2021
Land	n/a	$1,000	$1,000
Building	11 years	3,000	3,000
Equipment	2-10 years	45,033	35,120
Leasehold Improvements	*	3,598	1,946
Software	3 years	617	580
Furniture & Fixtures	5 years	80	73
Computer Equipment	3 years	642	310
Total		53,970	42,029
Less: Accumulated Depreciation		(13,722)	(11,299)
Total		$40,248	$30,730

(*)	Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $1.6 million and $1.1 million for the three months ended December 31, 2021 and 2020, respectively. The Company recorded depreciation expense of $3.1 million and $2.1 million for the six months ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, equipment with a net book value totaling $11.7 million had not been placed in service and therefore was not depreciated during the period. As of June 30, 2021, fixed assets with a net book value totaling $4.9 million had not been placed in service and therefore was not depreciated during the period.

Note 7. Business Acquisition

On October 15, 2021, the Company acquired a majority ownership position in RFM Integrated Device, Inc. (“RFMi”), a fabless supplier of acoustic wave RF resonators and filters, to expand product offerings and provide access to new markets. The Company acquired a 51% ownership interest in RFMi from Tai-Saw Technology Co., Ltd. (“TST”) in exchange for $6.0 million in cash and approximately $2.5 million payable in common stock of the Company. The Company has the option to acquire the remaining 49% ownership interest in RFMi from TST on or before June 30, 2022, for an additional $3.5 million in cash and approximately $4.0 million in unregistered shares of common stock of the Company.

Additionally, earn-out payments payable in cash and/or shares of common stock of the Company may be payable to TST based on the achievement of sales targets for RFMi products in each of calendar year 2022 and 2023, with potential payouts in the range of $0 to $3.0 million. The estimated fair value of the associated liability was based on the present value of the expected future payouts resulting from the projected RFMi product sales, applying a volatility rate of 30% against those future projected revenues and, using a discount rate of 9.9% and 10.2% for the first and second earnouts, respectively, and thus represented a Level 3 fair value measurement. The contingent consideration is re-measured to fair value at each reporting date until the contingency is resolved, and those changes in fair value are recognized in earnings. There have been no material changes in the fair value of the contingent consideration at December 31, 2021 since the acquisition date.

The purchase price was preliminarily allocated based on the estimated fair values of the assets acquired and liabilities assumed as follows (in thousands):

Consideration:
Cash paid	$6,000
Common stock	2,297
Fair value of contingent consideration	1,082
Total consideration	$9,379

Cash	$1,921
Other tangible assets	1,346
Intangible assets	9,711
Goodwill	7,835
Liabilities assumed	(1,885)
Deferred tax liability	$(2,039)
Total assets acquired	$16,889
Noncontrolling interest	(7,510)
Net assets acquired	$9,379

The Company will continue to evaluate the fair market value and other estimates of certain assets, liabilities and tax estimates over the measurement period (up to one year from the acquisition date) as provided for in ASC 805-10.

The provisional values of the intangible assets acquired included trademarks of $1.6 million, developed technology of $1.2 million and customer relationships of $6.9 million.

The fair value of the trademarks acquired was determined based on an income approach using the “relief-from-royalty” method which estimated the value of the intangible asset by discounting the future cash flows of the asset to present value. Key inputs include a royalty rate of 3% and a discount rate of 19.5% as of the valuation date. The acquired trademarks assets are being amortized on a straight-line basis over their estimated useful lives of five years.

The fair value of the developed technology acquired was determined based on an income approach using the “relief-from-royalty” method which estimated the value of the intangible asset by discounting the future cash flows of the asset to present value. Key inputs include a royalty rate of 4% and a discount rate of 19.5% as of the valuation date. The acquired developed technology assets are being amortized on a straight-line basis over their estimated useful lives of seven years.

The fair value of the customer relationships acquired was determined based on an income approach using the “multi-period excess earnings” method in which the value of the intangible asset is determined by discounting the future cash flows of the asset to present value. Key inputs include a discount rate of 19.5%, an attrition rate of 5% and an operating expense adjustment factor of 5% as of the valuation date. These customer relationships are being amortized on a straight-line basis over their estimated useful life of seven years.

The fair value of the noncontrolling interest was determined by applying a lack of control discount of 16.7% to the implied fair value based on the total consideration paid for the 51% ownership.

The goodwill resulting from the acquisition of RFMi, which has been recorded in the RF Product segment, is attributed to synergies and other benefits that are expected to be generated from this transaction and is not deductible for income tax purposes. During the three and six months ended December 31, 2021, the Company recorded acquisition costs associated with the acquisition of RFMi totaling $0.1 million in “General and administrative expenses” in the Condensed Consolidated Statements of Operations.

Pro Forma Results

The following unaudited pro forma financial information summarizes the revenues for the three and six months ended December 31, 2021 and 2020, as if the acquisition had been completed as of July 1, 2020 (in thousands). The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future. Pro-forma earnings were not materially different from reported results for the periods presented and thus have not been included.

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues	$3,735	$2,175	$7,417	$3,541

Note 8: Goodwill and Intangible Assets

Intangible assets consisted of the following as of December 31, 2021 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Goodwill	$7,835	$—	$7,835	indefinite
Trademarks	$1,569	$(16)	$1,553	5
Developed Technology	$1,847	$(88)	$1,759	10
Customer Relationships	$6,927	$(72)	$6,855	7
Total	$18,178	$(176)	$18,002

Intangible assets consisted of the following as of June 30, 2021 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Developed Technology	$634	$(62)	$572	15

Amortization expense totaled $108 thousand for the three months ended December 31, 2021 and $115 thousand for the six months ended December 31, 2021. Estimated future amortization expense of intangible assets for each of the next five fiscal years and thereafter are as follows (in thousands):

2022	$966
2023	$1,519
2024	$1,519
2025	$1,519
2026	$1,519
Thereafter	$3,125
Total	$10,167

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31, 2021 and June 30, 2021 (in thousands):

	December 31, 2021	June 30, 2021
Accounts payable	$1,818	$1,188
Accrued salaries and benefits	2,639	4,415
Accrued professional fees	226	49
Accrued utilities	131	127
Accrued goods received not invoiced	1,404	761
Other accrued expenses	502	414
Totals	$6,720	$6,954

Note 10. Concentrations

Vendors

Vendor concentration as a percentage of purchases for the three months ended December 31, 2021 and 2020 are as follows:

	Three Months 12/31/2021	Three Months 12/31/2020
Vendor 1	-	13%
Vendor 2	17%	-

Customers

Customer concentration as a percentage of revenue for the three months ended December 31, 2021 and 2020 are as follows:

	Three Months 12/31/2021	Three Months 12/31/2020
Customer 1	-	18%
Customer 2	22%	29%
Customer 3	-	32%
Customer 4	-	15%

Customer concentration as a percentage of revenue for the six months ended December 31, 2021 and 2020 are as follows:

	Six Months 12/31/2021	Six Months 12/31/2020
Customer 1	-	22%
Customer 2	-	10%
Customer 3	27%	44%
Customer 4	-	12%

Note 11. Equity

Equity Offering Program

The Company has in place an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper Sandler & Co. (the “Sales Agreement”), pursuant to which the Company may sell from time-to-time shares of its common stock having an aggregate offering price of up to $100 million (the “Equity Offering Program”). As of December 31, 2021, the Company had sold an aggregate of $93.0 million of its shares in the Equity Offering Program.

The following table summarizes sales through the Equity Offering Program during the six months ended December 31, 2021:

Three months ended	Avg price per share	Number of Shares	Gross Proceeds (in millions)	Offering Expenses (in millions)	Net Proceeds (in millions)
September 30, 2021	$9.99	555,455	$5.5	$0.1	$5.4
December 31, 2021	$7.04	1,931,022	$13.6	$0.2	$13.4
Total	$7.70	2,486,477	$19.1	$0.3	$18.8

Equity Incentive Plans

During the six months ended December 31, 2021, the Company granted employees options to purchase an aggregate of approximately 0.6 million shares of common stock. The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following assumptions:

Six Months Ended December 31, 2021
Exercise price	$6.76 –10.15
Expected term (years)	4.75 – 5.00
Volatility	66-67%
Risk-free interest rate	0.76%–1.14%
Dividend yield	0%
Weighted Average Grant Date Fair Value of Options granted during the period	$5.23

During the six months ended December 31, 2021 the Company awarded certain employees and directors grants of an aggregate of approximately 0.9 million restricted stock units (“RSUs”) with a weighted average grant date fair value of $9.23. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest over 4 – 5 years.

Compensation expense related to our stock-based awards described above was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Research and Development	$1,716	$928	$2,948	$1,942
General and Administrative	1,184	1,138	2,300	2,151
Total	$2,900	$2,066	$5,248	$4,093

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in thousands):

	As of December 31, 2021
	Unrecognized stock-based compensation	Weighted- average years to be recognized
Options	$4,082	2.53
Restricted stock units	$12,271	2.37

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

The components of lease expense were as follows:

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020
Operating Lease Expense	$82	$75	$157	$150

Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification on the Condensed Consolidated Balance Sheet	December 31, 2021	June 30, 2021
Assets
Operating lease assets	Other non-current assets	$389	$471

Liabilities
Other current liabilities	Current liabilities	291	270
Operating lease liabilities	Other non-current liabilities	94	202

Weighted Average Remaining Lease Term:
Operating leases		1.25	1.76

Weighted Average Discount Rate:
Operating leases		11.9%	12.5%

The following table outlines the minimum future lease payments for the next five years and thereafter, (in thousands):

For the year ending June 30,
2022	$176
2023	231
2024	7
2025	—
Thereafter	—
Total lease payments (undiscounted cash flows)	414

Less imputed interest	(29)
Total	$385

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

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three and six months ended December 31, 2021 and 2020 are as follows (in thousands):

	Foundry/ Fabrication Services	RF Product	Total
Three months ended December 31, 2021
Revenue with customers	$384	$3,288	$3,672
Cost of revenue	377	4,172	4,549
Gross margin	7	(884)	(877)
Research and development	—	9,192	9,192
General and administrative	—	5,146	5,146
Income (Loss) from Operations	$7	(15,222)	(15,215)

Three months ended December 31, 2020
Revenue with customers	$670	$638	$1,308
Cost of revenue	350	2,252	2,602
Gross margin	320	(1,614)	(1,294)
Research and development	—	5,566	5,566
General and administrative	—	3,361	3,361
Income (Loss) from Operations	$320	(10,567)	(10,221)

Six months ended December 31, 2021
Revenue with customers	$796	$4,744	$5,540
Cost of revenue	947	6,504	7,451
Gross margin	(151)	(1,760)	(1,911)
Research and development	—	17,166	17,166
General and administrative	—	9,022	9,022
Income (Loss) from Operations	$(151)	(27,948)	(28,099)

Six months ended December 31, 2020
Revenue with customers	$727	$1,217	$1,944
Cost of revenue	403	3,848	4,251
Gross margin	324	(2,631)	(2,307)
Research and development	—	11,946	11,946
General and administrative	—	6,288	6,288
Income (Loss) from Operations	$324	(20,865)	(20,541)

As of December 31, 2021
Accounts receivable	$365	$2,137	$2,502

As of June 30, 2021
Accounts receivable	$242	$928	$1,170

Note 14. Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three and six months ended December 31, 2021 and December 31, 2020 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Convertible Notes	—	4,960,800
Options	2,981,627	2,589,719
Warrants	158,759	359,570
Total	3,140,386	7,910,089

Note 15. Income Taxes

On October 15, 2021, the Company acquired a majority ownership position in RFMi, a fabless supplier of acoustic wave RF resonators and filters. The Company acquired a 51% ownership interest in RFMi from Tai-Saw Technology Co., Ltd. (“TST”) in exchange for $6.0 million in cash and approximately $2.5 million payable of common stock of the Company. The Company’s preliminary allocation of purchase price for this acquisition is included in Note 7 – Business Acquisition, and includes an approximately $2.0 million deferred tax liability related to the acquired identifiable intangible assets. AKTS and RFMi will not file a consolidated tax return. Therefore, the valuation allowance remains in place on the net AKTS deferred tax assets.

Note 16. Fair Value Measurement

Fair value is defined as the price that would be received upon selling an asset or the price paid to transfer a liability on the measurement date. It focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:

Level 1: Observable prices in active markets for identical assets and liabilities.

Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

The following table sets forth a summary of the changes in the fair value of Level 3 contingent consideration that are measured at fair value on a recurring basis:

Contingent consideration	December 31, 2021	December 31, 2020
Beginning balance	$—	$—
Initial fair value of contingent consideration	1,082	—
Change in fair value of contingent consideration	—	—
Ending balance	$1,082	$—

The fair value of contingent consideration liabilities that was classified as Level 3 in the table above was estimated using a Monte Carlo simulation in an option pricing framework with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The significant inputs in the Level 3 measurement not supported by market activity include the probability assessments of expected future sales revenue of RFMi products in each of calendar year 2022 and 2023 and the volatility of those revenues, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the acquisition agreements. The development and determination of the unobservable inputs for Level 3 fair value measurements and the fair value calculations are the responsibility of the Company’s chief financial officer and are approved by the chief executive officer.

Note. 17. Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “Akoustis,” the “Company,” “we,” “us,” and “our” refer to Akoustis Technologies, Inc. and its consolidated subsidiaries.

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

Overview

Akoustis® is an emerging commercial product company focused on developing, designing, and manufacturing innovative RF filter solutions for the wireless industry, including for products such as smartphones and tablets, network infrastructure equipment, Wi-Fi Customer Premise Equipment (“CPE”) and defense applications. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RF front-end (“RFFE”). Located between the device’s antenna and its digital backend, the RFFE is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. We have developed a proprietary microelectromechanical system (“MEMS”) based bulk acoustic wave (“BAW”) technology and a unique manufacturing process flow, called “XBAW®”, for our filters produced for use in RFFE modules. Our XBAW® filters incorporate optimized high purity piezoelectric materials for high power, high frequency and wide bandwidth operation. We are developing RF filters for 5G, Wi-Fi and defense bands using our proprietary resonator device models and product design kits (PDKs). As we qualify our RF filter products, we are engaging with target customers to evaluate our filter solutions. Our initial designs target UHB, sub 7 GHz 5G, Wi-Fi and defense bands. We expect our filter solutions will address problems (such as loss, bandwidth, power handling, and isolation) created by the growing number of frequency bands in the RFFE of mobile devices, infrastructure and premise equipment to support 5G, and Wi-Fi. We have prototyped, sampled and begun commercial shipment of our single-band low loss BAW filter designs for 5G frequency bands and 5 GHz and 6 GHz Wi-Fi bands which are suited to competitive BAW solutions and historically cannot be addressed with low-band, lower power handling surface acoustic wave (“SAW”) technology. Additionally, through our majority-owned subsidiary, RFMi, we make sales of complementary SAW resonators, RF filters, crystal (Xtal) resonators and oscillators, and ceramic products.

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

Technology. Our device technology is based upon bulk-mode acoustic resonance, which we believe is superior to surface-mode resonance for high-band and ultra-high- band (“UHB”) applications that include 4G/LTE, 5G, Wi-Fi, and defense applications. Although some of our target customers utilize or manufacture the RFFE module, they may lack access to critical UHB filter technology that we produce, which is necessary to compete in high frequency applications.

Manufacturing. We currently manufacture Akoustis’ high-performance RF filter circuits, using our first generation XBAW® wafer process, in our 120,000-square foot wafer- manufacturing facility located in Canandaigua, New York (the “NY Facility”), which we acquired in June 2017. RFMi products are manufactured by a third party and sold either directly to consumers or sold and shipped with Akoustis products.

Intellectual Property. As of January 17, 2022, our IP portfolio included 56 patents, including a blocking patent that we have licensed from Cornell University. Additionally, as of January 17, 2022, we have 93 pending patent applications. These patents cover our XBAW® RF filter technology from raw materials through the system architectures.

By designing, manufacturing, and marketing our RF filter products to mobile phone OEMs, defense OEMs, network infrastructure OEMs, and Wi-Fi CPE OEMs, we seek to enable broader competition among the front-end module manufacturers.

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

To succeed, we must convince mobile phone OEMs, RFFE module manufacturers, network infrastructure OEMs, Wi-Fi CPE OEMs and defense customers to use our XBAW® filter technology in their systems and modules. However, since there are two dominant BAW filter suppliers in the industry that have high-band technology, and both utilize such technology as a competitive advantage at the module level, we expect customers that lack access to high-band filter technology will be open to engage with our pure-play filter company.

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

Recent Developments

On October 13, 2021, Akoustis announced that it had received a design win and increased volume shipments of its 5.5 GHz and 6.5 GHz XBAW™ filters to a tier-1 Wi-Fi 6E original equipment manufacturer.

On October 14, 2021, Akoustis announced that it was entering the timing control market with ultra-high frequency XBAW™ resonators.

On October 18, 2021, Akoustis announced that it was acquiring a majority position in RFMi, a fabless supplier of acoustic wave resonators and filters.

On November 3, 2021, Akoustis announced that it had engaged with a third mobile customer, a RF front-end module maker.

On November 16, 2021, Akoustis announced that it had received a Wi-Fi 6E design win for a MU-MIMO gateway product from a new customer.

On December 16, 2021, Akoustis announced that it had received a purchase order from a new tier-1 5G mobile customer.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2021 Annual Report.

Results of Operations

Three Months Ended December 31, 2021 and 2020

Revenue

The Company recorded revenue of $3.7 million for the three months ended December 31, 2021 as compared to $1.3 million for the three months ended December 31, 2020. The increase of $2.4 million was primarily due to an increase in RF product revenue of $2.8 million or 633%, which includes revenue from sales of RFMi products. Partially offsetting this increase was a decrease in non-recurring engineering services of $0.4 million.

Cost of Revenue

Cost of revenue includes direct labor, material, net realizable value (NRV) adjustments, and facility costs primarily associated with foundry services revenue, manufacturing of filter products and engineering services. The Company recorded cost of revenue of $4.5 million for the three months ended December 31, 2021 as compared to $2.6 million for the three months ended December 31, 2020. The $1.9 million increase is primarily due to costs associated with RF product revenue which increased by $2.0 million, which includes cost of revenue from sales of RFMi products.

Research and Development Expenses

R&D expenses were $9.2 million for the three months ended December 31, 2021 and were $3.6 million, or 65.1% higher than the prior year amount for the same period of $5.6 million. Personnel costs, including stock-based compensation, were $5.3 million compared to $3.0 million in the prior year period, an increase of $2.3 million or 77.4%. Facility costs of $2.2 million primarily associated with the NY Facility were $1.3 million higher than the prior period.

General and Administrative Expense

General and administrative (“G&A”) expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the three months ended December 31, 2021 were $5.1 million, which is an increase of $1.8 million compared to the three months ended December 31, 2020. Year-over-year changes within G&A expenses include an increase in employee compensation (including stock-based compensation) of $0.7 million as well as increased general expenses of $1.0 million, primarily professional fees.

Other (Expense)/Income

Other income for the three months ended December 31, 2021 was $28 thousand, which was comprised of interest income. Other expenses for the three months ended December 31, 2020 were $1.7 million, consisting of $1.7 million of debt discount amortization and interest expense.

Net Loss

The Company recorded a net loss of $15.2 million for the three months ended December 31, 2021, compared to a net loss of $11.9 million for the three months ended December 31, 2020. The period-over-period incremental loss of $3.3 million, or 28.0%, was primarily driven by an increase in cost of revenue of $1.9 million, an increase in G&A expenses and R&D expenses of $5.4 million. These expense increases were partially offset by a revenue increase of $2.4 million and a decrease in other expenses of $1.7 million.

Six Months Ended December 31, 2021 and 2020

Revenue

The Company recorded revenue of $5.5 million for the six months ended December 31, 2021 as compared to $1.9 million for the six months ended December 31, 2020. The increase of $3.6 million was primarily due to an increase in RF product revenue of $3.7 million or 371%, which includes revenue from sales of RFMi products.

Cost of Revenue

Cost of revenue includes direct labor, material, net realizable value (NRV) adjustments, and facility costs primarily associated with foundry services revenue, manufacturing of filter products and engineering services. The Company recorded cost of revenue of $7.5 million for the six months ended December 31, 2021 as compared to $4.3 million for the six months ended December 31, 2020. The $3.2 million increase is primarily due to costs associated with RF product revenue which increased by $2.7 million, which includes cost of revenue from sales of RFMi products. In addition, non-recurring engineering costs increased by $0.5 million.

Research and Development Expenses

R&D expenses were $17.2 million for the six months ended December 31, 2021 and were $5.3 million, or 43.7% higher than the prior year amount for the same period of $11.9 million. Personnel costs, including stock-based compensation, were $9.5 million compared to $6.4 million in the prior year period, an increase of $3.1 million or 47.8%. Facility costs of $4.0 million primarily associated with the NY Facility were $1.8 million higher than the prior period. Material costs of $3.3 million were $0.4 million higher than the prior period.

General and Administrative Expense

General and administrative (“G&A”) expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the six months ended December 31, 2021 were $9.0 million, which is an increase of $2.7 million compared to the six months ended December, 2020. Year-over-year changes within G&A expenses include an increase in employee compensation (including stock-based compensation) of $1.3 million as well as increased general expenses of $1.4 million, primarily professional fees.

Other (Expense)/Income

Other income for the six months ended December 31, 2021 was $62 thousand, which was comprised of interest income. Other expenses for the six months ended December 31, 2020 were $3.3 million, consisting of $3.1million of debt discount amortization and interest expense and a loss on derivative liability valuation of $0.2 million.

Net Loss

The Company recorded a net loss of $28.1 million for the six months ended December 31, 2021, compared to a net loss of $23.9 million for the six months ended December 31, 2020. The period-over-period incremental loss of $4.2 million, or 17.7%, was primarily driven by an increase in cost of revenue of $3.2 million, an increase in G&A expenses and R&D expenses of $8.0 million. These expense increases were partially offset by a revenue increase of $3.6 million and a decrease in other expenses of $3.3 million.

Liquidity and Capital Resources

Financing Activities

During the six months ended December 31, 2021, the Company sold a total of 2,468,477 shares of its common stock at a price to the public of an average of $7.70 per share under the ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper Sandler & Co., as amended on February 19, 2021 (the “Sales Agreement”) for aggregate gross proceeds of approximately $19.1 million, before deducting compensation paid to the sales agents and other offering expenses of approximately $0.3 million.

Balance Sheet and Working Capital

The Company had $67.5 million of cash and cash equivalents on hand as of December 31, 2021, which reflects a decrease of $20.9 million compared to $88.3 million as of June 30, 2021. The decrease is primarily due to cash used in operations of $23.5 million and cash used for investing activities of $16.6 million. These cash uses were partially offset by cash provided by financing activities of $19.3 million. The Company estimates that cash on hand will be sufficient to fund its operations, including current capital expense commitments, beyond the next twelve months from the date of filing of this Form 10-Q. However, the Company has historically incurred recurring operating losses and will continue to do so until it generates sufficient revenues from operations; as a result, we may need to obtain additional capital through the sale of additional equity securities, debt, or otherwise, to fund operations past that date. There is no assurance that the Company’s projections and estimates are accurate. The Company is actively managing and controlling the Company’s cash outflows to mitigate liquidity risks.

December 31, 2021 compared to June 30, 2021

As of December 31, 2021, the Company had current assets of $75.4 million made up primarily of cash on hand of $67.5 million. As of June 30, 2021, current assets were $93.2 million comprised primarily of cash on hand of $88.3 million.

Property, Plant and Equipment was $40.2 million as of December 31, 2021 as compared to a balance of $30.7 million as of June 30, 2021.

Total assets as of December 31, 2021 and June 30, 2021 were $134.1 million and $125.0 million, respectively.

Current liabilities as of December 31, 2021 and June 30, 2021 were $7.1 million and $7.3 million, respectively.

Long-term liabilities totalled $3.3 million as of December 31, 2021, compared to $0.3 million as of June 30, 2021. The increase is primarily due to the contingent liability and deferred tax liability which are discussed in Note 7 – Business Acquisition.

Equity was $123.7 million as of December 31, 2021, compared to $117.4 million as of June 30, 2021, an increase of $6.3 million, or 5.3%. This increase was primarily due to the increase in additional paid-in-capital (“APIC”) of $26.8 million for the six months ended December 31, 2021 which was offset by the net loss for the three months ended December 31, 2021 of $28.1 million. The increase in APIC was primarily due to common stock issued for cash of $18.8 million, stock-based compensation of $5.2 million.

Cash Flow Analysis

Operating activities used cash of $23.5 million during the six months ended December 31, 2021 and $16.2 million during the comparative period ended December 31, 2020. The $7.3 million period- over-period increase in cash used was attributable to higher operating expenses associated with the ramp of development and commercialization activities (primarily R&D and production personnel and material costs).

Investing activities used cash of $16.6 million for the six months ended December 31, 2021 compared to $4.5 million for the comparative period ended December 31, 2020. The $12.1 million period-over-period increase was primarily due to increased purchases of production equipment of $8.4 million and net cash paid for acquisitions of $4.1 million. On October 15, 2021, the Company acquired a 51% ownership interest in RFMi from Tai-Saw Technology Co., Ltd. (“TST”) in exchange for $6.0 million in cash and approximately $2.5 million payable in common stock of the Company. The Company has the option to acquire the remaining 49% ownership interest in RFMi from TST on or before June 30, 2022, for an additional $3.5 million in cash and approximately $4.0 million in common stock of the Company. Additionally, earn-out payments aggregating up to $3.0 million payable in cash and/or shares of common stock of the Company may be payable to TST based on the future operating results of RFMi.

Financing activities increased cash by $19.3 million during the six months ended December 31, 2021 primarily due to proceeds from issuance of common stock pursuant to the Sales Agreement. In addition, stock option grants, warrant exercises and the employee stock purchase plan resulted in cash proceeds of $0.5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of December 31, 2021, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Interim Chief Financial Officer have concluded based upon the evaluation described above that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except for the matter described in “Note-12 – Commitments and Contingencies” of the condensed consolidated financial statements in this Item 1 of Part I of this Quarterly Report on Form 10-Q, which description is incorporated in this “Item 1. Legal Proceedings” by reference, we are currently not aware of any material pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

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

In October 2021, we acquired a majority ownership position in RFM Integrated Device, Inc. (“RFMi”), with the right to purchase the remaining 49% on or before June 30, 2022. The consideration for the acquisition includes cash and common stock as well as possible earn-out payments that may be paid in cash or common stock based on its future trading price. We may in the future make additional acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with our current business or otherwise offer opportunities for our company. In connection with these acquisitions or investments, we may:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Other than as described below and any sales previously reported in the Company’s Current Reports on Form 8-K, the Company did not sell any unregistered securities during the period covered by this report.

On November 12, 2021, the Company issued 262,533 shares of its common stock to Tai-Saw Technology Co. Ltd. as partial payment for its 51% ownership interest in RFMi. These shares of Company common stock were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof as transactions by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable

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

Dated: January 31, 2022	Akoustis Technologies, Inc.

	By:	/s/ Kenneth E. Boller
Kenneth E. Boller
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)