Form 10-Q
period 2022-03-31
Akoustis Technologies, Inc.
filed 2022-05-02
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 26, 2022, there were 55,962,798 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

AKOUSTIS TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Akoustis Technologies, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31,	June 30,
	2022	2021
Assets
Assets:
Cash and cash equivalents	$55,871	$88,322
Accounts receivable	3,089	1,170
Inventory	3,429	1,390
Other current assets	3,884	2,314
Total current assets	66,273	93,196

Property and equipment, net	48,042	30,730
Goodwill	8,051	—
Intangibles, net	9,349	572
Operating lease right-of-use asset, net	317	471
Other assets	60	25
Total Assets	$132,092	$124,994

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$10,025	$6,954
Contingent consideration	744	—
Deferred revenue	115	41
Operating lease liability	292	270
Total current liabilities	11,176	7,265

Long-term Liabilities:
Contingent consideration	535	—
Operating lease liability	18	202
Deferred tax liability	1,804	—
Other long-term liabilities	117	117
Total long-term liabilities	2,474	319

Total Liabilities	13,650	7,584

Equity
Preferred stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 55,951,298 and 51,235,764 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	56	51
Additional paid in capital	301,554	265,130
Accumulated deficit	(190,570)	(147,771)
Total Akoustis Technologies, Inc. Equity	$111,040	$117,410
Noncontrolling interest	7,402	—
Total Equity	118,442	117,410
Total Liabilities and Equity	$132,092	$124,994

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021	For the Nine Months Ended March 31, 2022	For the Nine Months Ended March 31, 2021
Revenue
Revenue with customers	$4,607	$2,517	$10,146	$4,461

Cost of revenue	5,370	2,973	12,821	7,224

Gross profit (loss)	(763)	(456)	(2,675)	(2,763)

Operating expenses
Research and development	8,314	5,225	25,481	17,171
General and administrative expenses	5,721	3,395	14,742	9,683
Total operating expenses	14,035	8,620	40,223	26,854

Loss from operations	(14,798)	(9,076)	(42,898)	(29,617)

Other (expense) income
Interest (expense) income	25	(2,027)	88	(5,162)
Change in fair value of contingent consideration	(180)	—	(180)	—
Change in fair value of derivative liabilities	—	928	—	744
Total other (expense) income	(155)	(1,099)	(92)	(4,418)
Net loss before income taxes	$(14,953)	$(10,175)	$(42,990)	$(34,035)

Income Taxes	(128)	—	(70)	—

Net Loss	$(14,825)	$(10,175)	$(42,920)	$(34,035)

Net loss (income) attributable to noncontrolling interest	139	—	121	—
Net loss attributable to common stockholders	$(14,686)	$(10,175)	$(42,799)	$(34,035)

Net loss per common share - basic and diluted	$(0.27)	$(0.22)	$(0.80)	$(0.83)

Weighted average common shares outstanding - basic and diluted	55,217,220	45,620,610	53,177,679	41,047,723

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Changes in Equity

(In thousands)

(Unaudited)

	For the Three Months Ended March 31, 2022
			Additional		Total Akoustis
	Common Stock		Paid In	Accumulated	Technologies, Inc.	Noncontrolling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, December 31, 2021	54,660	$55	$291,969	$(175,884)	$116,140	$7,528	$123,668

Common stock issued for cash, net of issuance costs	1,158	1	6,840	—	6,841	—	6,841

Stock-based compensation	69	—	2,506	—	2,506	—	2,506

Common stock issued for exercise of warrants	12	—	10	—	10	—	10

Common stock issued for exercise of options	52	—	229	—	229	—	229

Noncontrolling interest acquired	—	—	—	—	—	13	13

Net loss	—	—	—	(14,686)	(14,686)	(139)	(14,825)

Balance, March 31, 2022	55,951	$56	$301,554	$(190,570)	$111,040	$7,402	$118,442

	For the Three Months Ended March 31, 2021
			Additional		Total Akoustis
	Common Stock		Paid In	Accumulated	Technologies, Inc.	Noncontrolling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, December 31, 2020	41,399	$41	$173,918	$(127,475)	$46,484	$—	$46,484

Common stock issued for cash, net of issuance costs	3,582	4	52,198	—	52,202	—	52,202

Common stock issued in note conversion	4,984	5	25,265	—	25,270	—	25,270

Stock-based compensation	96	—	1,991	—	1,991	—	1,991

Common stock issued for exercise of warrants	187	—	991	—	991	—	991

Common stock issued for exercise of options	118	—	746	—	746	—	746

Common stock issued in payment of note interest	8	—	121	—	121	—	121

Net loss	—	—	—	(10,175)	(10,175)	—	(10,175)

Balance, March 31, 2021	50,374	$50	$255,230	$(137,650)	$117,630	$—	$117,630

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Changes in Equity

(In thousands)

(Unaudited)

	For the Nine Months Ended March 31, 2022
			Additional		Total Akoustis
	Common Stock		Paid In	Accumulated	Technologies, Inc.	Noncontrolling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, June 30, 2021	51,236	$51	$265,130	$(147,771)	$117,410	$—	$117,410

Common stock issued for cash, net of issuance costs	3,644	3	25,627	—	25,630	—	25,630

Stock-based compensation	662	1	7,753	—	7,754	—	7,754

Common stock issued for exercise of warrants	21	—	67	—	67	—	67

Common stock issued for exercise of options	72	—	369	—	369	—	369

ESPP purchase	53	1	311	—	312	—	312

Common stock issued in acquisition	263	—	2,297	—	2,297	—	2,297

Noncontrolling interest acquired	—	—	—	—	—	7,523	7,523

Net loss	—	—	—	(42,799)	(42,799)	(121)	(42,920)

Balance, March 31, 2022	55,951	$56	$301,554	$(190,570)	$111,040	$7,402	$118,442

	For the Nine Months Ended March 31, 2021
			Additional		Total Akoustis
	Common Stock		Paid In	Accumulated	Technologies, Inc.	Noncontrolling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, June 30, 2020	37,990	$38	$145,072	$(103,615)	$41,495	$—	$41,495

Common stock issued for cash, net of issuance costs	6,294	6	75,618	—	75,624	—	75,624

Common stock issued in note conversion	4,984	5	25,265	—	25,270	—	25,270

Stock-based compensation	574	1	6,083	—	6,084	—	6,084

Common stock issued for exercise of warrants	219	—	1,109	—	1,109	—	1,109

Common stock issued for exercise of options	209	—	1,270	—	1,270	—	1,270

ESPP purchase	32	—	204	—	204	—	204

Common stock issued in payment of note interest	72	—	609	—	609	—	609

Net loss	—	—	—	(34,035)	(34,035)	—	(34,035)

Balance, March 31, 2021	50,374	$50	$255,230	$(137,650)	$117,630	$—	$117,630

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,920)	$(34,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,492	3,284
Stock-based compensation	7,754	6,084
Amortization of debt discount	—	4,405
Amortization of operating lease right of use asset	202	168
Non cash interest payments	—	609
Change in fair value of derivative liabilities	—	(744)
Change in fair value of contingent consideration	180	—
Gain on disposal of fixed assets	(204)	—

Changes in operating assets and liabilities:
Accounts receivable	(936)	(1,270)
Inventory	(1,841)	(1,310)
Other current assets	(1,558)	(164)
Accounts payable and accrued expenses	1,024	961
Lease liabilities	(210)	(170)
Other long term liabilities	(176)	—
Deferred revenue	(80)	123
Net Cash Used in Operating Activities	(33,273)	(22,059)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(21,794)	(9,884)
Acquisition of business, net of cash acquired	(4,078)	—
Cash received from sale of fixed assets	316	—
Cash paid for intangibles	—	(50)
Net Cash Used in Investing Activities	(25,556)	(9,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	25,630	75,394
Proceeds from exercise of employee stock options	369	1,270
Proceeds from exercise of warrants	67	1,109
Proceeds from employee stock purchase plan	312	204
Net Cash Provided by Financing Activities	26,378	77,977

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(32,451)	45,984

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	88,322	44,408

Cash, Cash Equivalents and Restricted Cash - End of Period	$55,871	$90,392

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	—	325

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in payment of interest	—	(25,270)
Fixed assets included in accounts payable and accrued expenses	378	(1,467)
Stock issuance costs included in accounts payable and accrued expenses	—	(230)
Acquisition of Business
Tangible assets, excluding cash and cash equivalents	1,346	—
Intangibles	9,452	—
Goodwill	8,051	—
Deferred tax liability	(1,980)	—
Contingent consideration	(1,099)	—
Liabilities assumed	(1,871)	—
Issuance of common stock for acquisition	(2,297)	—
Noncontrolling interest	(7,523)	—

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

Note 2. Liquidity

As of March 31, 2022, the Company had cash and cash equivalents of $55.9 million and working capital of $55.1 million. The Company has historically incurred recurring operating losses and experienced net cash used in operating activities.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the filing of this Form 10-Q. Operating results for the quarter ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022 or any future interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on August 30, 2021 (the “2021 Annual Report”).

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Akoustis, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. For RFMi, a consolidated entity in which we had 51% of ownership as of March 31, 2022, the Company records net loss (income) attributable to noncontrolling interest on the condensed consolidated statements of operations equal to the percentage of the ownership interest retained in such entity by the respective noncontrolling parties.

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

The following table summarizes the revenues of the Company’s reportable segments for the three months ended March 31, 2022 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
NRE	$407	—	$407
Filters/Amps	—	4,200	4,200
Total	$407	$4,200	$4,607

The following table summarizes the revenues of the Company’s reportable segments for the nine months ended March 31, 2022 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
NRE	$1,204	—	$1,204
Filters/Amps	—	8,942	8,942
Total	$1,204	$8,942	$10,146

The following table summarizes the revenues of the Company’s reportable segments for the three months ended March 31, 2021 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
NRE - RF Filters	$1,537	—	$1,537
Filters/Amps	—	980	980
Total	$1,537	$980	$2,517

The following table summarizes the revenues of the Company’s reportable segments for the nine months ended March 31, 2021 (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
NRE - RF Filters	$2,264	$—	$2,264
Filters/Amps	—	2,197	2,197
Total	$2,264	$2,197	$4,461

Performance Obligations

The Company has determined that contracts for product sales revenue and foundry fabrication services revenue involve one performance obligation, which is delivery of the final product.

Contract Balances

The following table summarizes the changes in the opening and closing balances of the Company’s contract asset and liability for the first nine months of fiscal years 2022 and 2021 (in thousands):

	Contract Assets	Contract Liability
Balance, June 30, 2021	$411	$41
Closing, March 31, 2022	936	115
Increase/(Decrease)	$525	$74

Balance, June 30, 2020	$125	$—
Closing, March 31, 2021	6	123
Increase/(Decrease)	$(119)	$123

The Company records a receivable when the title for goods has transferred. Generally, all sales are contract sales (with either an underlying contract or purchase order), resulting in all receivables being contract receivables. When invoicing occurs prior to revenue recognition a contract liability is recorded (as deferred revenue on the Condensed Consolidated Balance Sheets). The amount of revenue recognized in the nine months ended March 31, 2022 that was included in the opening contract liability balance was $41 thousand which related to non-recurring engineering services.

Contract assets are recorded when revenue recognized exceeds the amount invoiced. The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The amount of contract assets invoiced in the nine months ended March 31, 2022 that was included in the opening contract asset balance was $293 thousand, which primarily related to non-recurring engineering services.

Backlog of Remaining Customer Performance Obligations

Revenue expected to be recognized and recorded as sales during this fiscal year from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) was $9.2 million at March 31, 2022.

Note 5: Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method.

Inventory consisted of the following as of March 31, 2022 and June 30, 2021 (in thousands):

	March 31, 2022	June 30, 2021
Raw Materials	$833	$124
Work in Process	1,811	1,188
Finished Goods	785	78
Total Inventory	$3,429	$1,390

Note 6. Property and Equipment, net

Property and equipment, net consisted of the following as of March 31, 2022 and June 30, 2021 (in thousands):

	Estimated Useful Life	March 31, 2022	June 30, 2021
Land	n/a	$1,000	$1,000
Building	11 years	3,000	3,000
Equipment	2-10 years	53,563	35,120
Leasehold Improvements	*	4,237	1,946
Software	3 years	737	580
Furniture & Fixtures	5 years	216	73
Computer Equipment	3 years	740	310
Total		63,493	42,029
Less: Accumulated Depreciation		(15,451)	(11,299)
Total		$48,042	$30,730

(*)	Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $1.7 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. The Company recorded depreciation expense of $4.8 million and $3.3 million for the nine months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, equipment with a net book value totaling $12.0 million had not been placed in service and therefore was not depreciated during the period. As of June 30, 2021, fixed assets with a net book value totaling $4.9 million had not been placed in service and therefore was not depreciated during the period.

Note 7. Business Acquisition

On October 15, 2021, the Company acquired a majority ownership position in RFM Integrated Device, Inc. (“RFMi”), a fabless supplier of acoustic wave RF resonators and filters, to expand product offerings and provide access to new markets. The Company acquired a 51% ownership interest in RFMi from Tai-Saw Technology Co., Ltd. (“TST”) in exchange for $6.0 million in cash and approximately $2.5 million payable in common stock of the Company. On April 29, 2022, as described under Note 17. Subsequent Events, the Company exercised its option to acquire the remaining 49% ownership interest in RFMi from TST for an additional $3.5 million in cash and approximately 420,053 shares of common stock of the Company with a fair value at closing of $1.9 million.

Additionally, earn-out payments payable in cash and/or shares of common stock of the Company may be payable to TST based on the achievement of sales targets for RFMi products in each of calendar year 2022 and 2023, with potential payouts in the range of $0 to $3.0 million. The estimated fair value of the associated liability was based on the present value of the expected future payouts resulting from the projected RFMi product sales, applying a volatility rate of 30% against those future projected revenues and, using a discount rate of 9.9% and 10.2% for the first and second earnouts, respectively, and thus represented a Level 3 fair value measurement. The contingent consideration is re-measured to fair value at each reporting date until the contingency is resolved, and those changes in fair value are recognized in earnings. The fair value of the contingent consideration increased $180 thousand during the nine months ended March 31, 2022.

The purchase price was preliminarily allocated based on the estimated fair values of the assets acquired and liabilities assumed as follows (in thousands):

Consideration:
Cash paid	$6,000
Common stock	2,297
Fair value of contingent consideration	1,099
Total consideration	$9,396

Cash	$1,921
Other tangible assets	1,346
Intangible assets	9,452
Goodwill	8,051
Liabilities assumed	(1,871)
Deferred tax liability	$(1,980)
Total assets acquired	$16,919
Noncontrolling interest	(7,523)
Net assets acquired	$9,396

The Company will continue to evaluate the fair market value and other estimates of certain assets, liabilities and tax estimates over the measurement period (up to one year from the acquisition date) as provided for in ASC 805-10.

The provisional values of the intangible assets acquired included trademarks of $0.7 million, developed technology of $1.3 million and customer relationships of $7.5 million.

The fair value of the trademarks acquired was determined based on an income approach using the “relief-from-royalty” method which estimated the value of the intangible asset by discounting the future cash flows of the asset to present value. Key inputs include a royalty rate of 3% and a discount rate of 18.0% as of the valuation date. The acquired trademarks assets are being amortized on a straight-line basis over their estimated useful lives of five years.

The fair value of the developed technology acquired was determined based on an income approach using the “relief-from-royalty” method which estimated the value of the intangible asset by discounting the future cash flows of the asset to present value. Key inputs include a royalty rate of 4% and a discount rate of 18.0% as of the valuation date. The acquired developed technology assets are being amortized on a straight-line basis over their estimated useful lives of seven years.

The fair value of the customer relationships acquired was determined based on an income approach using the “multi-period excess earnings” method in which the value of the intangible asset is determined by discounting the future cash flows of the asset to present value. Key inputs include a discount rate of 18.0%, an attrition rate of 5% and an operating expense adjustment factor of 5% as of the valuation date. These customer relationships are being amortized on a straight-line basis over their estimated useful life of seven years.

The fair value of the noncontrolling interest was determined by applying a lack of control discount of 16.7% to the implied fair value based on the total consideration paid for the 51% ownership.

The goodwill resulting from the acquisition of RFMi, which has been recorded in the RF Product segment, is attributed to synergies and other benefits that are expected to be generated from this transaction and is not deductible for income tax purposes. During the three and nine months ended March 31, 2022, the Company recorded acquisition costs associated with the acquisition of RFMi totaling $0.1 million in “General and administrative expenses” in the Condensed Consolidated Statements of Operations.

Pro Forma Results

The following unaudited pro forma financial information summarizes the revenues for the three and nine months ended March 31, 2022 and 2021, as if the acquisition had been completed as of July 1, 2020 (in thousands). The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future. Pro-forma earnings were not materially different from reported results for the periods presented and thus have not been included.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	Unaudited Reported	Unaudited Proforma	Unaudited Proforma	Unaudited Proforma
Revenues	$4,607	$3,746	$12,048	$7,287

Note 8: Goodwill and Intangible Assets

Intangible assets consisted of the following as of March 31, 2022 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Goodwill	$8,051	$—	$8,051	indefinite
Trademarks	$700	$(64)	$636	5
Developed Technology	$1,913	$(167)	$1,746	10
Customer Relationships	$7,455	$(488)	$6,967	7
Total	$18,119	$(719)	$17,400

Intangible assets consisted of the following as of June 30, 2021 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Developed Technology	$634	$(62)	$572	15

Amortization expense totaled $355 thousand for the three months ended March 31, 2022 and $658 thousand for the nine months ended March 31, 2022. Estimated future amortization expense of intangible assets for each of the next five fiscal years and thereafter are as follows (in thousands):

2022	$358
2023	$1,431
2024	$1,431
2025	$1,431
2026	$1,431
Thereafter	$3,267
Total	$9,349

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at March 31, 2022 and June 30, 2021 (in thousands):

	March 31, 2022	June 30, 2021
Accounts payable	$3,790	$1,188
Accrued salaries and benefits	5,041	4,415
Accrued professional fees	548	49
Accrued utilities	116	127
Accrued goods received not invoiced	167	761
Other accrued expenses	363	414
Totals	$10,025	$6,954

Note 10. Concentrations

Vendors

Vendor concentration as a percentage of purchases for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months 03/31/2022	Three Months 03/31/2021
Vendor 1	18%	—
Vendor 2	—	18%

Vendor concentration as a percentage of purchases for the nine months ended March 31, 2022 and 2021 are as follows:

	Three Months 03/31/2022	Three Months 03/31/2021
Vendor 1	12%	—

Customers

Customer concentration as a percentage of revenue for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months 03/31/2022	Three Months 03/31/2021
Customer 1	—	57%
Customer 2	23%	34%

Customer concentration as a percentage of revenue for the nine months ended March 31, 2022 and 2021 are as follows:

	Nine Months 03/31/2022	Nine Months 03/31/2021
Customer 1	—	43%
Customer 2	25%	38%
Customer 3	11%	—

Note 11. Equity

Equity Offering Program

Pursuant to an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper Sandler & Co. (the “Sales Agreement”), the Company was able to sell from time-to-time shares of its common stock having an aggregate offering price of up to $100 million (the “Equity Offering Program”). As of March 31, 2022, the Company had sold all $100.0 million of its shares available to be sold in the Equity Offering Program.

The following table summarizes sales through the Equity Offering Program during the nine months ended March 31, 2022:

Three months ended	Avg price per share	Number of Shares	Gross Proceeds (in millions)	Offering Expenses (in millions)	Net Proceeds (in millions)
September 30, 2021	$9.99	555,455	$5.5	$0.1	$5.4
December 31, 2021	$7.04	1,931,022	$13.6	$0.2	$13.4
March 31, 2022	$6.03	1,157,919	$7.0	$0.2	$6.8
Total	$7.17	3,644,396	$26.1	$0.5	$25.6

Equity Incentive Plans

During the nine months ended March 31, 2022, the Company granted employees options to purchase an aggregate of approximately 0.6 million shares of common stock. The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following assumptions:

Nine Months Ended March 31, 2022
Exercise price	$5.63 – 10.15
Expected term (years)	4.75 – 5.00
Volatility	66-67%
Risk-free interest rate	0.76% – 2.18%
Dividend yield	0%
Weighted Average Grant Date Fair Value of Options granted during the period	$4.94

During the nine months ended March 31, 2022 the Company awarded certain employees and directors grants of an aggregate of approximately 1.1 million restricted stock units (“RSUs”) with a weighted average grant date fair value of $8.83. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest over 4 – 5 years.

Compensation expense related to our stock-based awards described above was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Research and Development	$1,327	$1,011	$4,275	$2,953
General and Administrative	1,179	980	3,479	3,131
Total	$2,506	$1,991	$7,754	$6,084

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in thousands):

	As of March 31, 2022
	Unrecognized stock-based compensation	Weighted- average years to be recognized
Options	$3,714	2.47
Restricted stock units	$10,788	2.30

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

The components of lease expense were as follows:

	Three Months Ended March 31, 2022	Three Months Ended March, 2021	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2021
Operating Lease Expense	$84	$75	$241	$225

Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification on the Condensed Consolidated Balance Sheet	March 31, 2022	June 30, 2021
Assets
Operating lease right-of-use asset, net	Other non-current assets	$317	$471

Liabilities
Operating lease liability - current	Current liabilities	292	270
Operating lease liability – long term	Other non-current liabilities	18	202

Weighted Average Remaining Lease Term:
Operating leases		1.00	1.76

Weighted Average Discount Rate:
Operating leases		11.6%	12.5%

The following table outlines the minimum future lease payments for the next five years and thereafter, (in thousands):

For the year ending June 30,
2022	$89
2023	232
2024	7
2025	—
Thereafter	—
Total lease payments (undiscounted cash flows)	328

Less imputed interest	(18)
Total	$310

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

From time to time, the Company may become involved in lawsuits, investigations and claims that arise in the ordinary course of business. The Company believes it has meritorious defenses against all pending claims and intends to vigorously pursue them. While it is not possible to predict or determine the outcomes of any pending actions, the Company believes that, as of March 31, 2022, the amount of liability, if any, with respect to such actions, would not materially affect its financial position, results of operations or cash flows.

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

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three and nine months ended March 31, 2022 and 2021 are as follows (in thousands):

	Foundry/ Fabrication Services	RF Product	Total
Three months ended March 31, 2022
Revenue with customers	$407	$4,200	$4,607
Cost of revenue	534	4,836	5,370
Gross margin	(127)	(636)	(763)
Research and development	—	8,314	8,314
General and administrative	—	5,721	5,721
Income (Loss) from Operations	$(127)	(14,671)	(14,798)

Three months ended March 31, 2021
Revenue with customers	$1,537	$980	$2,517
Cost of revenue	400	2,573	2,973
Gross margin	1,137	(1,593)	(456)
Research and development	—	5,225	5,225
General and administrative	—	3,395	3,395
Income (Loss) from Operations	$1,137	(10,213)	(9,076)

Nine months ended March 31, 2022
Revenue with customers	$1,203	$8,943	$10,146
Cost of revenue	1,481	11,340	12,821
Gross margin	(278)	(2,397)	(2,675)
Research and development	—	25,481	25,481
General and administrative	—	14,742	14,742
Income (Loss) from Operations	$(278)	(42,620)	(42,898)

Nine months ended March 31, 2021
Revenue with customers	$2,264	$2,197	$4,461
Cost of revenue	803	6,421	7,224
Gross margin	1,461	(4,224)	(2,763)
Research and development	—	17,171	17,171
General and administrative	—	9,683	9,683
Income (Loss) from Operations	$1,461	(31,078)	(29,617)

As of March 31, 2022
Accounts receivable	$27	$3,062	$3,089

As of June 30, 2021
Accounts receivable	$242	$928	$1,170

Note 14. Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three and nine months ended March 31, 2022 and March 31, 2021 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Options	2,996,264	2,484,477
Warrants	78,555	167,809
Total	3,074,819	2,652,286

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

The Company’s income tax expense (benefit) was ($128) thousand and ($70) thousand for the three and nine months ended March 31, 2022 respectively and ($0) for the three and nine months ended March 31, 2021. The Company’s effective tax rate was 0.9% and 0.2% for the three and nine months ended March 31, 2022 and 0.0% for the three and nine months ended March 31, 2021.

The Company’s effective tax rate for the three and nine months ended March 31, 2022 and March 31, 2021, differed from the statutory rate primarily due to state taxes and the recording of a valuation allowance against certain separate company deferred tax assets.

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

The following table sets forth a summary of the changes in the fair value of Level 3 contingent consideration that are measured at fair value on a recurring basis:

Contingent consideration	March 31, 2022	March 31, 2021
Beginning balance	$—	$—
Initial fair value of contingent consideration	1,099	—
Change in fair value of contingent consideration	180	—
Ending balance	$1,279	$—

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

Note. 17. Subsequent Events

RFMi Second Closing

The Company previously announced its acquisition of a 51% ownership interest in RFMi. On April 29, 2022, the Company acquired the remaining 49% ownership interest in RFMi by exercising its option to do so under the acquisition agreement, for an additional $3.5 million in cash and 420,053 shares of the Company’s common stock with a fair value at closing of $1.9 million.

ATM Sales Agreement

On May 2, 2022 the Company entered into an ATM Sales Agreement with Oppenheimer & Co. Inc., Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC pursuant to which the Company may sell from time to time shares of its common stock having an aggregate offering price of up to $50,000,000.

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

Forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which are beyond our control. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing and sustain our status as a going concern; our limited operating history; our inability to generate revenues or achieve profitability; the results of our research and development (“R&D”) activities; our inability to achieve acceptance of our products in the market; the impact of the COVID-19 pandemic on our operations, financial condition and the worldwide economy, including its impact on our ability to access the capital markets; general economic conditions, including upturns and downturns in the industry; shortages in supplies needed to manufacture our products, or needed by our customers to manufacture devices incorporating our products;  our limited number of patents; failure to obtain, maintain, and enforce our intellectual property rights; claims of infringement, misappropriation or misuse of third party intellectual property that, regardless of merit, could result in significant expense and loss of our intellectual property rights; our inability to attract and retain qualified personnel; the outcome of current and any future litigation; our inability to attract and retain qualified personnel; our reliance on third parties to complete certain processes in connection with the manufacture of our products; product quality and defects; existing or increased competition; our ability to market and sell our products; our inability to successfully manufacture, market and sell products based on our technologies; our ability to meet the required specifications of customers and achieve qualification of our products for commercial manufacturing in a timely manner; our inability to successfully scale our New York wafer fabrication facility and related operations while maintaining quality control and assurance and avoiding delays in output; contracting with customers and other parties with greater bargaining power and agreeing to terms and conditions that may adversely affect our business; the possibility that the anticipated benefits from our business acquisitions (including the acquisition of RFM Integrated Device, Inc. (“RFMi”)) will not be realized in full or at all or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of acquired businesses’ (including RFMi’s) operations will be greater than expected and the possibility of disruptions to our business during integration efforts and strain on management time and resources; risks related to doing business in foreign countries, including China; any security breaches, cyber-attacks or other disruptions compromising our proprietary information and exposing us to liability; our failure to innovate or adapt to new or emerging technologies; our failure to comply with regulatory requirements; results of any arbitration or litigation that may arise; stock volatility and illiquidity; our failure to implement our business plans or strategies; and our failure to maintain effective internal control over financial reporting.

These and other risks and uncertainties, which are described in more detail in Part II, Item 1A. “Risk Factors” of this report and in our Annual Report on Form 10-K, filed with the SEC on August 30, 2021 (the “2021 Annual Report”), could cause our actual results to differ materially from those expressed or implied by the forward-looking statements in this report. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them. Except as may be required by law, we do not undertake any obligation to update the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

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

Manufacturing. We currently manufacture Akoustis’ high-performance RF filter circuits, using our first generation XBAW® wafer process, in our 120,000-square foot wafer-manufacturing facility located in Canandaigua, New York (the “NY Facility”), which we acquired in June 2017. RFMi products are manufactured by a third party and sold either directly to consumers or sold and shipped with Akoustis products.

Intellectual Property. As of April 15, 2022, our IP portfolio included 58 patents, including a blocking patent that we have licensed from Cornell University. Additionally, as of April 15, 2022, we have 100 pending patent applications. These patents cover our XBAW® RF filter technology from raw materials through the system architectures.

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

Impact of COVID-19 on our Business

Although the ultimate impact of the COVID-19 pandemic on our business is unknown, in an effort to protect the health and safety of our employees, we have taken proactive, precautionary action, including when warranted by state and local guidelines. Our actions continue to evolve in response to new government measures and scientific knowledge regarding COVID-19. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. These measures have impacted the method and timing of certain business meetings and deliverables to certain customers, as well as our ability to obtain certain materials, equipment and services from suppliers.

These actions and the global health crisis caused by COVID-19 have negatively impacted business activity across the globe. We have observed declining demand and price reductions in the electronics industry as business and consumer activity has decelerated. Additionally, COVID-19 has contributed to some of the delays we have observed in certain suppliers’ shipment of materials necessary for us to manufacture our products and in certain vendors’ ability to deliver equipment for installation at our facilities. When COVID-19 is demonstrably contained, we anticipate that its effects on global commerce will subside; however, the timing and extent of this is uncertain.

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

Recent Developments

On January 31, 2022, Akoustis announced that it had received five new design wins, increasing the total number of Wi-Fi design wins from eight to thirteen.

On February 10, 2022, the Company announced the appointment of Ken Boller as its new Chief Financial Officer.

On February 22, 2022, Akoustis announced that it had received a 5G mobile XBAW filter order form a new Tier-1 radio frequency module and filter maker.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2021 Annual Report.

Results of Operations

Three Months Ended March 31, 2022 and 2021

Revenue

The Company recorded revenue of $4.6 million for the three months ended March 31, 2022 as compared to $2.5 million for the three months ended March 31, 2021. The increase of $2.1 million was primarily due to an increase in RF product revenue of $3.2 million or 328%, which includes revenue from sales of RFMi products. Partially offsetting this increase was a decrease in non-recurring engineering services of $1.1 million.

Cost of Revenue

Cost of revenue includes direct labor, material, net realizable value (NRV) adjustments, and facility costs primarily associated with foundry services revenue, manufacturing of filter products and engineering services. The Company recorded cost of revenue of $5.4 million for the three months ended March 31, 2022 as compared to $3.0 million for the three months ended March 31, 2021. The $2.4 million increase is primarily due to costs associated with RF product revenue which increased by $2.3 million, which includes cost of revenue from sales of RFMi products.

Research and Development Expenses

R&D expenses were $8.3 million for the three months ended March 31, 2022 and were $3.1 million, or 59% higher than the prior year amount for the same period of $5.2 million. Personnel costs, including stock-based compensation, were $4.1 million compared to $3.1 million in the prior year period, an increase of $1.0 million or 33.8%. Facility costs, including depreciation, of $1.8 million primarily associated with the NY Facility were $0.9 million higher than the prior period. Lastly, R&D material costs were $1.3 million higher than the prior period.

General and Administrative Expense

General and administrative (“G&A”) expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the three months ended March 31, 2022 were $5.7 million, which is an increase of $2.3 million compared to the three months ended March 31, 2021. Year-over-year changes within G&A expenses include an increase in employee compensation (including stock-based compensation) of $0.9 million as well as increased general expenses of $1.5 million, primarily professional fees and intangible amortization.

Other (Expense)/Income

Other expense for the three months ended March 31, 2022 was $155 thousand, which was comprised of a loss the change in fair value of contingent consideration of $180 thousand partially offset by interest income. Other expenses for the three months ended March 31, 2021 were $1.1 million, consisting of $2.0 million of debt discount amortization and interest expense which was partially offset by a gain on fair value of derivative liability of $0.9 million.

Net Loss

The Company recorded a net loss of $14.8 million for the three months ended March 31, 2022, compared to a net loss of $10.2 million for the three months ended March 31, 2021. The period-over-period incremental loss of $4.6 million, or 45%, was primarily driven by an increase in cost of revenue of $2.4 million, an increase in G&A expenses and R&D expenses of $5.4 million. These expense increases were partially offset by a revenue increase of $2.1 million and a decrease in other expenses of $0.9 million.

Nine Months Ended March 31, 2022 and 2021

Revenue

The Company recorded revenue of $10.1 million for the nine months ended March 31, 2022 as compared to $4.5 million for the nine months ended March 31, 2021. The increase of $5.7 million was primarily due to an increase in RF product revenue of $7.0 million or 350%, which includes revenue from sales of RFMi products. This increase was partially offset by a decrease in non-recurring engineering services of $1.1 million.

Cost of Revenue

Cost of revenue includes direct labor, material, net realizable value (NRV) adjustments, and facility costs primarily associated with foundry services revenue, manufacturing of filter products and engineering services. The Company recorded cost of revenue of $12.8 million for the nine months ended March 31, 2022 as compared to $7.2 million for the nine months ended March 31, 2021. The $5.6 million increase is primarily due to costs associated with RF product revenue which increased by $5.0 million, which includes cost of revenue from sales of RFMi products. In addition, non-recurring engineering costs increased by $0.6 million.

Research and Development Expenses

R&D expenses were $25.5 million for the nine months ended March 31, 2022 and were $8.3 million, or 48.4% higher than the prior year amount for the same period of $17.2 million. Personnel costs, including stock-based compensation, were $13.7 million compared to $9.6 million in the prior year period, an increase of $4.1 million or 42.7%. Facility costs, including depreciation, of $5.8 million primarily associated with the NY Facility were $2.7 million higher than the prior period. R&D material costs of $5.6 million were $1.6 million higher than the prior period.

General and Administrative Expense

General and administrative (“G&A”) expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the nine months ended March 31, 2022 were $14.7 million, which is an increase of $5.0 million compared to the nine months ended March 31, 2021. Year-over-year changes within G&A expenses include an increase in employee compensation (including stock-based compensation) of $2.1 million as well as increased general expenses of $3.1 million, primarily related to professional fees, insurance expense and intangible amortization.

Other (Expense)/Income

Other expense for the nine months ended March 31, 2022 was $92 thousand, which was comprised of a loss on the fair value of contingent consideration of $180 thousand partially offset by interest income. Other expenses for the nine months ended March 31, 2021 were $4.4 million, consisting of $5.2 million of debt discount amortization and interest expense offset by a gain on derivative liability valuation of $0.7 million.

Net Loss

The Company recorded a net loss of $42.9 million for the nine months ended March 31, 2022, compared to a net loss of $34.0 million for the nine months ended March 31, 2021. The period-over-period incremental loss of $8.9 million, or 26.1%, was primarily driven by an increase in cost of revenue of $5.6 million, an increase in G&A expenses and R&D expenses of $13.4 million. These expense increases were partially offset by a revenue increase of $5.7 million and a decrease in other expenses of $4.3 million.

Liquidity and Capital Resources

Financing Activities

During the nine months ended March 31, 2022, the Company sold a total of 3,644,396 shares of its common stock at a price to the public of an average of $7.17 per share under the ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper Sandler & Co., as amended on February 19, 2021 (the “Sales Agreement”) for aggregate gross proceeds of approximately $26.1 million, before deducting compensation paid to the sales agents and other offering expenses of approximately $0.5 million.

Balance Sheet and Working Capital

The Company had $55.9 million of cash and cash equivalents on hand as of March 31, 2022, which reflects a decrease of $32.4 million compared to $88.3 million as of June 30, 2021. The decrease is primarily due to cash used in operations of $33.3 million and cash used for investing activities of $25.6 million. These cash uses were partially offset by cash provided by financing activities of $26.4 million. The Company estimates that cash on hand will be sufficient to fund its operations, including current capital expense commitments, beyond the next twelve months from the date of filing of this Form 10-Q. However, the Company has historically incurred recurring operating losses and will continue to do so until it generates sufficient revenues from operations; as a result, we may need to obtain additional capital through the sale of additional equity securities, debt, or otherwise, to fund operations past that date. There is no assurance that the Company’s projections and estimates are accurate. The Company is actively managing and controlling the Company’s cash outflows to mitigate liquidity risks.

March 31, 2022 compared to June 30, 2021

As of March 31, 2022, the Company had current assets of $66.3 million made up primarily of cash on hand of $55.9 million. As of June 30, 2021, current assets were $93.2 million comprised primarily of cash on hand of $88.3 million.

Property, Plant and Equipment was $48.0 million as of March 31, 2022 as compared to a balance of $30.7 million as of June 30, 2021.

Total assets as of March 31, 2022 and June 30, 2021 were $132.1 million and $125.0 million, respectively.

Current liabilities as of March 31, 2022 and June 30, 2021 were $11.2 million and $7.3 million, respectively.

Long-term liabilities totaled $2.5 million as of March 31, 2022, compared to $0.3 million as of June 30, 2021. The increase is primarily due to the contingent liability and deferred tax liability which are discussed in Note 7 – Business Acquisition.

Equity was $118.4 million as of March 31, 2022, compared to $117.4 million as of June 30, 2021, an increase of $1.0 million, or 0.8%. This increase was primarily due to the increase in additional paid-in-capital (“APIC”) of $36.4 million for the nine months ended March 31, 2022 which was offset by the net loss for the nine months ended March 31, 2022 of $42.9 million. The increase in APIC was primarily due to common stock issued for cash of $25.6 million and common stock issued for services of $7.8 million.

Cash Flow Analysis

Operating activities used cash of $33.3 million during the nine months ended March 31, 2022 and $22.1 million during the comparative period ended March 31, 2021. The $11.2 million period- over-period increase in cash used was attributable to higher operating expenses associated with the ramp of development and commercialization activities (primarily R&D and production personnel and material costs).

Investing activities used cash of $25.6 million for the nine months ended March 31, 2022 compared to $9.9 million for the comparative period ended March 31, 2021. The $15.6 million period-over-period increase was primarily due to increased purchases of production equipment of $11.9 million and net cash paid for acquisitions of $4.1 million. On October 15, 2021, the Company acquired a 51% ownership interest in RFMi from Tai-Saw Technology Co., Ltd. (“TST”) in exchange for $6.0 million in cash and approximately $2.5 million payable in common stock of the Company.  On April 29, 2022, the Company acquired the remaining 49% ownership interest in RFMi from TST for an additional $3.5 million in cash and 420,053 shares of the Company’s common stock with a fair value at closing of $1.9 million. Additionally, earn-out payments aggregating up to $3.0 million payable in cash and/or shares of common stock of the Company may be payable to TST based on the future operating results of RFMi.

Financing activities increased cash by $26.4 million during the nine months ended March 31, 2022 primarily due to proceeds from issuance of common stock pursuant to the Sales Agreement. In addition, stock option grants, warrant exercises and the employee stock purchase plan resulted in cash proceeds of $0.7 million.

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

As of March 31, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except for the matter described under “Litigation, Claims and Assessments” in “Note-12 – Commitments and Contingencies” of the condensed consolidated financial statements in this Item 1 of Part I of this Quarterly Report on Form 10-Q, which description is incorporated in this “Item 1. Legal Proceedings” by reference, we are currently not aware of any material pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

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

In October 2021, we acquired a majority ownership position in RFM Integrated Device, Inc. (“RFMi”) and, on April 29, 2022, exercised the right to acquire the remaining 49%. The consideration for the acquisition includes cash and common stock as well as possible earn-out payments that may be paid in cash or common stock based on its future trading price. We may in the future make additional acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with our current business or otherwise offer opportunities for our company. In connection with these acquisitions or investments, we may:

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

The ongoing COVID-19 pandemic and a supply shortage experienced by the semiconductor industry have disrupted and will likely continue to disrupt normal business activity, and may have an adverse effect on our results of operations.

The global spread of COVID-19 and the efforts to control it have disrupted, and reduced the efficiency of, normal business activities in much of the world. The pandemic has resulted in authorities around the world implementing numerous unprecedented measures such as travel restrictions, quarantines, shelter in place orders, factory and office shutdowns and vaccine mandates. COVID-19 measures have impacted, and will likely continue to impact, our operations and those of our customers, contract manufacturers, suppliers and logistics providers. At the same time, and to some extent relatedly, the global silicon semiconductor industry is experiencing a shortage in supply and difficulties in ability to meet customer demand. In particular, the recent government-mandated COVID-19 containment measures in China have impacted supply shipments and created ongoing risk and uncertainty. These issues have led to an increase in lead-times of the production of semiconductor chips and components.

We have experienced, and expect to continue to experience, disruption to parts of our semiconductor supply chain, including procuring necessary components and inputs, such as wafers and substrates, in a timely fashion, with suppliers increasing lead times or placing products on allocation and raising prices. We have also incurred higher costs to secure available inventory, or have extended our purchase commitments or placed non-cancellable orders with suppliers, which introduces inventory risk if our forecasts and assumptions are inaccurate. In addition, disruptions to commercial transportation infrastructure have increased delivery times for materials and components to our facilities and, in some cases, our ability to timely ship our products to customers. We have seen some of our customers become more conservative in response to these complications by reducing their purchases and inventories or postponing capital expenditures, including product orders from us.

We believe the global supply chain challenges and their adverse impact on our business will persist and the degree to which the pandemic ultimately impacts our business and results of operations will depend on future developments beyond our control.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Other than any sales previously reported in the Company’s Current Reports on Form 8-K, the Company did not sell any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The information set forth below is included herein for the purpose of providing disclosure under Item 1.01 (Entry into a Material Definitive Agreement) of Form 8-K.

On May 2, 2022, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with Oppenheimer & Co. Inc., Craig-Hallum Group LLC and Roth Capital Partners, LLC (each, a “Sales Agent” and, together, the “Sales Agents”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Sales Agents shares of the Company’s common stock having an aggregate offering price of up to $50,000,000 (the “Shares”). Sales of Shares, if any, may be made by means of transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including block trades, ordinary brokers’ transactions on the Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or by any other method permitted by law. The Company intends to use the net proceeds from the offering, after deducting the Sales Agents’ commissions and the Company’s offering expenses, for general corporate purposes.

Under the terms of the Sales Agreement, the Company may also sell Shares to any of the Sales Agents as principal for its own accounts at a price to be agreed upon at the time of sale. Any sale of Shares to a Sales Agent as principal would be pursuant to the terms of a separate terms agreement between the Company and such Sales Agent.

The Company has no obligation to sell any of the Shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement.

The Shares will be offered and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-262540), as supplemented by the prospectus supplement dated May 2, 2022.

The foregoing summary of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sales Agreement, which is attached as a Exhibit 1.1 to this Quarterly Report on Form 10-Q and incorporated by reference into this Item 5.

A copy of the opinion of K&L Gates LLP relating to the legality of the issuance and sale of the Shares is attached as Exhibit 5.1 hereto.

ITEM 6. EXHIBITS.

The exhibits in the Exhibit Index below are filed or furnished, as applicable, as part of this report.

EXHIBIT INDEX

Exhibit Number	Description
1.1*	ATM Sales Agreement, dated May 2, 2022 by and among the Company, as issuer, and Oppenheimer & Co. Inc., Craig-Hallum Group LLC and Roth Capital Partners, LLC, as sales agents.

3.1	Articles of Conversion of the Company, as filed with the Nevada Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.2	Certificate of Conversion of the Company, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.3	Certificate of Incorporation, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020)

5.1*	Opinion of K&L Gates LLP with respect to the Shares.

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101*	Interactive Data Files of Financial Statements and Notes

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 02, 2022	Akoustis Technologies, Inc.

	By:	/s/ Kenneth E. Boller
Kenneth E. Boller
Chief Financial Officer
(Principal Financial and Accounting Officer)