Form 10-K
period 2022-06-30
Akoustis Technologies, Inc.
filed 2022-09-12
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates on December 31, 2021 was approximately $331.1 million. For purposes of this computation, shares of Common Stock held by all officers, directors, and any beneficial owners of 10% or more of the outstanding Common Stock were excluded because such persons may be deemed to be affiliates of the registrant. Such determination should not be deemed an admission that such persons are, in fact, affiliates of the registrant.

As of September 6, 2022, there were 57,204,697 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended June 30, 2022. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

●	our limited operating history,

●	our inability to generate revenues or achieve profitability,

●	the impact of the COVID-19 pandemic, Russian-Ukrainian conflict and other sources of volatility on our operations, financial condition and the worldwide economy, including our ability to access the capital markets,

●	increases in prices for raw materials, labor, and fuel caused by rising inflation,

●	our inability to obtain adequate financing and sustain our status as a going concern,

●	the results of our research and development (“R&D”) activities,

●	our inability to achieve acceptance of our products in the market,

●	general economic conditions, including upturns and downturns in the industry,

●	existing or increased competition,

●	our inability to successfully scale our New York wafer fabrication facility and related operations while maintaining quality control and assurance and avoiding delays in output,

●	contracting with customers and other parties with greater bargaining power and agreeing to terms and conditions that may adversely affect our business,

●	the possibility that the anticipated benefits from our business acquisitions (including the acquisition of RFM Integrated Device, Inc. (“RFMi”)) will not be realized in full or at all or may take longer to realize than expected,

●	the possibility that costs or difficulties related to the integration of acquired businesses’ (including RFMi’s) operations will be greater than expected and the possibility of disruptions to our business during integration efforts and strain on management time and resources;

●	risks related to doing business in foreign countries,

●	any security breaches or other disruptions compromising our proprietary information and exposing us to liability,

●	our limited number of patents,

●	failure to obtain, maintain and enforce our intellectual property rights,

●	claims of infringement, misappropriation or misuse of third-party intellectual property, including the lawsuit filed by Qorvo, Inc. in October 2021, that, regardless of merit, could result in significant expense and negatively impact our business results,

●	our inability to attract and retain qualified personnel,

●	results of any arbitration or litigation that may arise,

●	our reliance on third parties to complete certain processes in connection with the manufacture of our products,

●	product quality and defects,

●	our ability to market and sell our products,

●	our failure to innovate or adapt to new or emerging technologies, including in relation to our competitors,

●	our failure to comply with regulatory requirements,

●	stock volatility and illiquidity,

●	our failure to implement our business plans or strategies,

●	our failure to maintain effective internal control over financial reporting

●	our failure to obtain or maintain a Trusted Foundry accreditation or our New York fabrication facility, and

●	shortages in supplies needed to manufacture our products, or needed by our customers to manufacture devices incorporating our products.

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

DEFINITIONS

When used in this Report, the terms, “we,” “Akoustis,” the “Company,” “our,” and “us” refers to Akoustis Technologies, Inc., a Delaware corporation, and its wholly owned consolidated subsidiaries, Akoustis, Inc., also a Delaware corporation, and RFM Integrated Device, Inc., a Texas corporation (“RFMi”).

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

v

PART I

ITEM 1. BUSINESS

Overview

Akoustis Technologies, Inc., a Delaware corporation, was incorporated in 2013. The Company is an emerging commercial product company focused on developing, designing, and manufacturing innovative RF filter solutions for the wireless industry, including for products such as smartphones and tablets, network infrastructure equipment, WiFi Customer Premise Equipment (“CPE”), automotive, industrial and defense applications. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the functionality of the RF front-end (“RFFE”). Located between the device’s antenna and its digital backend, the RFFE is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. We have developed a proprietary microelectromechanical system (“MEMS”) based bulk acoustic wave (“BAW”) technology and a unique patented transfer process flow, called XBAWTM to manufacture our filters for use in RFFE modules. Our XBAW filters incorporate optimized high purity piezoelectric materials for high power, high frequency and wide bandwidth operation. We are developing RF filters for 5G, WiFi and defense bands using our proprietary resonator device models and product design kits (PDKs). As we qualify our RF filter products, we engage with target customers to evaluate our filter solutions. Our designs target UHB, (sub-6 GHz) 5G, WiFi and defense bands. More recently, we have engaged multiple customers whom lack access to high performance BAW filters and supply RFFE solutions for mobile applications such as smartphones, PC’s and AR/VR devices, to market and sell our products. Our RF filter solutions address problems (such as loss, bandwidth, power handling, and isolation) created by the growing number of frequency bands in the RFFE of mobile devices, PCs, automotive, infrastructure and premise equipment to support 5G, and WiFi. We prototype, sample and shipped commercial production volume of our single-band and multi-band low loss BAW filter designs for 5G frequency bands and 5 GHz and 6 GHz WiFi bands which are suited to competitive BAW solutions and historically cannot be addressed with low-band, lower power handling surface acoustic wave (“SAW”) technology. We manufacture our high-performance RF filter circuits, using our first generation XBAW wafer process, in our 120,000-square foot wafer- manufacturing facility located in Canandaigua, New York, which we acquired in June 2017. Additionally, through our recent acquisition of RFM Integrated Device, Inc. (“RFMi”), we operate a fabless business whereby we make sales of complementary SAW resonators, RF filters, crystal (“Xtal”) resonators and oscillators, and ceramic products—addressing opportunities in multiple end markets, such as automotive and industrial applications.

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

Technology. Our device technology is based upon bulk-mode acoustic resonance, which we believe is superior to surface-mode resonance for high-band and ultra-high-band (“UHB”) applications that include 4G/LTE, 5G, WiFi, automotive, industrial and defense applications. Although some of our target customers utilize or manufacture the RFFE module, they may lack access to critical UHB filter technology that we produce, which is necessary to compete in high frequency applications.

Manufacturing. We currently manufacture Akoustis’ high-performance RF filter circuits, using our first generation XBAW® wafer process, in our 120,000-square foot wafer- manufacturing facility located in Canandaigua, New York, which we acquired in June 2017. RFMi products are manufactured by a third party and sold by RFMi either directly to customers or sold and shipped with Akoustis products.

Intellectual Property. As of August 31, 2022, our IP portfolio included 67 patents, including a blocking patent that we have licensed from Cornell University. Additionally, as of August 31, 2022, we have 117 pending patent applications. These patents cover our XBAW® RF filter technology from raw materials through the system architectures.

By designing, manufacturing, and marketing our RF filter products to mobile phone OEMs, defense OEMs, network infrastructure OEMs, and WiFi CPE OEMs, we seek to enable broader competition among the front-end module manufacturers.

Since we own and/or have filed applications for patents on the core technology and control access to our intellectual property, we offer several ways to engage with potential customers. First, we engage with multiple wireless markets, providing standardized filters that we design and offer as standard catalog components. Second, we deliver unique filters to customer-supplied specifications, which we design and fabricate on a customized basis. Finally, we offer our models and design kits for our customers to design their own filters utilizing our proprietary technology.

We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid-state device technology development and engineering of catalog and custom filter design solutions. To succeed across our combined portfolio of Akoustis, XBAW, and RFMi products, we must convince customers in a wide range of industries including mobile phone OEMs, RFFE module manufacturers, network infrastructure OEMs, WiFi CPE OEMs, medical device makers, automotive and defense customers to use our products in their systems and modules. For example, since there are two dominant BAW filter suppliers in the industry that have high-band technology, and both utilize such technology as a competitive advantage at the module level, we expect customers that lack access to high-band filter technology will be open to engage with our company for XBAW filters.

To help drive our XBAW filter business, we plan to continue to pursue RF filter design and R&D development agreements and potentially joint ventures with target customers and other strategic partners, although we cannot guarantee we will be successful in these efforts. These types of arrangements may subsidize technology development costs and qualification, filter design costs, and offer complementary technology and market intelligence and other avenues to revenue. However, we intend to retain ownership of our core XBAW technology, intellectual property, designs, and related improvements. Across our combined portfolio of Akoustis, XBAW, and RFMi products, we expect to continue development of catalog designs for multiple customers and to offer such catalog products in multiple sales channels.

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

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the ultimate effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for fiscal year 2023 or beyond.

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

On August 18, 2021, the Company announced that Kamran Cheema had joined Akoustis as Vice President of Engineering.

On July 29, 2021, Akoustis announced that it had been awarded two design wins from a Citizens Broadband Radio Service customer for networking equipment and end-user devices.

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

On May 2, 2022, the Company announced that it had shipped a second XBAW® filter design in a new wafer-level-package to a tier-1 mobile customer.

On June 2, 2022, Akoustis announced that it was entering production with Aruba Networks for a new line of ultra-wideband Wi-Fi 6E products.

On June 23, 2022, the Company announced that it had signed a new multi-year Defense Advanced Research Projects Agency (“DARPA”) contract to advance XBAW® technology.

On July 11, 2022, Akoustis announced that it had named Kamran Cheema its new Chief Product Officer.

On August 9, 2022, the Company announced that it had shipped a second 5G mobile design in a new wafer-level-package to its first foundry customer.

Financing

We have earned minimal revenue from operations since inception, and we have funded our operations primarily with issuances of equity and debt securities, as well as development contracts, RF filter and production orders, government grants, MEMS foundry services (which we exited in 2021) and engineering services. We have historically incurred losses which are primarily the result of material and processing costs associated with developing and commercializing our technology, as well as personnel costs, professional fees (primarily accounting and legal), and other general and administrative (“G&A”) expenses. We expect to continue to incur substantial costs for the commercialization of our technology on a continuous basis because our business model involves materials and solid-state device technology development and engineering of catalog and custom filter design solutions.

The Company expects that its current cash and cash equivalents are sufficient to fund its operations beyond the next twelve months from the date of filing of this Form 10-K. These funds will be used to fund the Company’s operations, including capital expenditures, R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. Except pursuant to its ATM Sales Agreement with Oppenheimer & Co. Inc., Craig-Hallum Capital Group LLC, and Roth Capital Partners, LLC, the Company has no commitments or arrangements to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional financing in a timely fashion and on acceptable terms, its financial condition and results of operations may be materially adversely affected, and it may not be able to continue operations or execute its stated commercialization plan.

Recent Financing Activity

ATM Equity Offering Programs

On May 8, 2020, the Company entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper Sandler & Co., which was amended on February 19, 2021, pursuant to which the Company could sell from time to time shares of Common Stock having an aggregate offering price of up to $100,000,000 (the “2020 Equity Offering Program”). On May 2, 2022, the Company entered into an ATM Sales Agreement with Oppenheimer& Co. Inc., Craig-Hallum Capital Group LLC, and Roth Capital Partners, LLC pursuant to which the Company may sell from time-to-time shares of Common Stock having an aggregate offering price of up to $50,000,000 (the “2022 Equity Offering Program”). During the fiscal year ended June 30, 2022, the Company sold a total of 4,178,318 shares of Common Stock at a weighted average price to the public of $6.75 per share through the 2020 Equity Offering Program and the 2022 Equity Offering Program for aggregate gross proceeds of approximately $28.2 million, before deducting compensation paid to the sales agents and other offering expenses of approximately $0.6 million. These amounts include a total of 533,922 shares of Common Stock sold during the fiscal quarter ended June 30, 2022 under the 2022 Equity Offering Program  at a weighted average price to the public of $3.88 per share through the 2022 Equity Offering Program for aggregate net proceeds of approximately $2.0 million, after deducting compensation paid to the sales agents of $0.1 million and other expenses. On May 25, 2022, the Company announced that it was suspending sales under the 2022 Equity Offering Program in light of market conditions. If, in the future, the Company determines to resume sales pursuant to the 2022 Equity Offering Program, it intends to notify investors by the filing of a Current Report on Form 8-K or other public announcement.

Convertible Note Offering

On June 9, 2022, the Company issued $44.0 million aggregate principal amount of its 6.0% Convertible Senior Notes due 2027 (the “Notes”) guaranteed by its wholly-owned subsidiary, Akoustis, Inc. The Notes were issued pursuant to an indenture (the “Indenture”), dated June 9, 2022, among the Company, the Guarantor and The Bank of New York Mellon Trust Company, N.A., as trustee. The Notes bear interest at a rate of 6.0% per year until maturity on June 15, 2027, payable semi-annually beginning on December 15, 2022. At the Company’s option, interest may be paid in cash and/or shares of Common Stock. The initial conversion rate for the Notes is 212.3142 shares of Common Stock (subject to adjustment as provided in the Indenture) per $1,000 principal amount of the Notes, which is equal to an initial conversion price of approximately $4.71 per share.

Our XBAW Filter Technology and Business

Current RF acoustic wave filters utilize piezoelectric material physical properties, the resonator device structure and the manufacturing process technology. Existing BAW filters use an “acoustic wave ladder” that is based on a monolithic topology approach using polycrystalline materials.

XBAW technology encompasses cutting-edge polycrystalline, single-crystal and other high purity piezoelectric materials, which are fabricated into bulk-mode, acoustic wave resonators and RF filters. Our innovative piezoelectric materials contain high-purity Group III element nitride materials and possess a unique signature, which can be detected by conventional material metrology tools. We utilize analytical modeling techniques to aid in the design and internal manufacturing of our materials, whereby the raw substrate materials utilized in our XBAW process are sourced from a third party. Once our filter designs are simulated and ready to manufacture, we supply our NY fabrication facility raw materials, a mask design file, and a unique process sequence to fabricate our resonators and filters. We hold many issued and pending patents on our XBAW wafer process flow, which is compatible with wafer level packaging (WLP) that allows for low-profile, cost- effective filters to be produced.

Technological Challenges Facing the Mobile Device Industry

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

The new spectrum introduced by 4G/LTE and 5G is driving spectrum licensing at higher frequencies than previous 3G smartphone models. For example, new TDD LTE frequencies allocated for 5G wireless cover frequencies nearly twice as high as those covered in previous generation phones. As a result, the demand for filters represents the single largest opportunity in the RFFE industry, according to a Mobile Experts 2022 report. For traditional “low band” frequencies, SAW filters have been the primary choice, while high band solutions have utilized BAW filters due to their performance and yield. While there are multiple sources of supply for SAW technology, the source of supply for BAW filters is more limited and essentially dominated by two manufacturers worldwide. See “Competition” below.

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

The RFFE must meet growing data demands while reducing cost and improving battery life. Our solution involves a new approach to RFFE component manufacturing, enabled by XBAW technology. We expect our XBAW technology to produce filters that will reduce the overall system cost and improve performance of the RFFE.

Our XBAW Filter Solutions

Our XBAW filter business is focused on the commercialization of wide bandwidth RF filters operating in the high frequency spectrum known as the sub 8 GHz bands. Using our XBAW technology, we believe these filters enable new power amplifier duplexer (PAD) module or RFFE competition for high band modules as well as performance-driven low band applications. Initially, we expect to target select strategic RFFE market leaders as well as tier two mobile phone OEMs and/or RFFE module suppliers. Longer term, the focus of our XBAW filter business will be to expand our market share by engaging with additional mobile phone OEMs and RFFE module manufacturers. We manufacture our XBAW wafers in our Canandaigua, NY fabrication facility where we continue to focus on the commercialization of our filters using our XBAW technology. We plan to continue develop a series of filter designs to be used in the manufacturing of discrete filters, duplexers or more complex multiplexers targeting the 4G/LTE, 5G, WiFi and defense frequency bands. We believe our filter designs will create an alternative for, and replace, filters currently manufactured using materials with fundamentally inferior performance. Figure 1 below illustrates characterization plots that represent the high power, high bandwidth and high frequency capability of our high purity piezoelectric materials.

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

Pure-Play Filter Provider Enables New Module Competition

Given the high sound velocity in our piezoelectric materials, our XBAW technology allows for a wide range of frequency coverage, and we plan to supply XBAW filters that will support 4G/LTE, 5G, WiFi and defense bands. We have successfully demonstrated resonators that will support the design and fabrication of 4G/LTE filters, WiFi filters and defense filters, with frequencies adjacent to the emerging 5G mobile auctions. We have transitioned our XBAW technology to high volume manufacturing and aim to be a pure-play filter supplier that will address the increasing RF complexity placed on RFFE manufacturers supporting 4G/LTE 5G, and WiFi. Figure 3 illustrates historical and projected growth in RF complexity.

Figure 3- Projected Increase in Filter content in Mobile Phone Front End Modules (FEMs) from 2021 - 2027 (Source: Mobile Experts 2022).

Commercialization of XBAW Filters

The immediate focus of our XBAW filter business is on the commercialization of wide bandwidth RF filters to address the WiFi, Network Infrastructure and Defense bands with innovative single-band designs using our XBAW sub 8 GHz RF filter technology. We are currently developing commercial single-band XBAW filters through our wafer fabrication facility in Canandaigua, New York. We are focused on developing fixed-band XBAW filters because we believe these designs present the greatest near-term potential for commercialization of our technology, and that once demonstrated, the facility can be more efficiently readied for production compared to alternative technologies.

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

2.	Alpha – Develop stable recipe (Process freeze) with limited production development

3.	Beta – Complete technology qualification (Process qualification) in factory to enable product design

4.	Pre-Production – Demonstrate lead product production capabilities, release final design tools

5.	Production – Continual improvement of process and parametric performance

We have completed all phases for our first generation XBAW process technology called XB1. Additionally, we have received and delivered orders for pre-production products based on our XBAW process technology, and as of end fiscal 2022, we have shipped more than 32 million filters to the WiFi, 5G infrastructure and defense markets.

Research and Development

Since inception, the Company’s focus has been on developing an innovative wireless filter technology with a compelling value proposition to our potential customers and a significant and noticeable impact to the end user. Compared to legacy polycrystalline material (used to manufacture RF resonators and filters), our patented XBAW technology employs high purity piezoelectric films in our resonators, which are used as the enabler to create high performance BAW RF filters. Our high purity piezoelectric materials are a key differentiator when compared to the incumbent amorphous thin-film technologies because they increase the acoustic velocity, the electromechanical coupling coefficient in the resonator and/or high-power performance. These technology features allow Akoustis to engineer RF filter solutions for a broad spectrum for multiple radio frequencies and thus multiple end markets.

Research and development expense totaled $35.7 million for the year ended June 30, 2022, and $24.1 million for the year ended June 30, 2021. R&D activities focused on high purity piezoelectric materials development and resonator demonstration. Current R&D investments include materials advancement, resonator development, RF filter design, high yield wafer manufacturing and filter packaging.

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

Recent Developments in R&D

We concentrated on several products and end markets in fiscal 2022 including 5G mobile, 5G infrastructure, WiFi and the defense market.

In 5G mobile, we have five active customer engagements. Our first customer is a tier-2 RF module maker that is designing an RF filter using our proprietary and patented XBAW® process that will utilize our new, advanced wafer-level-packaging. This customer is expected to complete the design of this filter in calendar 2022 and enter pre-production in the second half of calendar 2023. Our second customer is a tier-1 RF component company and has engaged Akoustis to develop two filters for 5G connectivity. Akoustis has shipped multiple designs to this customer over the past four months in new, advanced wafer-level-packaging and expects to enter pre-production with the first filter by early calendar 2023. Our third customer is a tier-2 RF component company focused on 4G/5G mobile handsets in Asia. Akoustis is developing a XBAW® filter for this customer to address challenging coexistence bands in 4G and 5G mobile. Our fourth mobile customer is a tier-1 RF module maker that has engaged Akoustis to develop an XBAW® filter to address a challenging coexistence band in 5G mobile. Once design is complete, Akoustis expects to sign a foundry agreement with this customer and expects to enter production with this customer in calendar 2024. Finally, our fifth mobile customer is a leading tier-1 RF module maker that has engaged Akoustis to develop a new 5G filter utilizing our new, state-of-the-art wafer-level-packaging technology. Akoustis delivered early engineering samples to this customer in the second half of fiscal 2022 and expects to continue to work closely with this customer over the next 12-18 months before entering production in calendar 2025.

Advancements in our Wi-Fi portfolio continued in fiscal 2022. With the FCC’s decision to increase the available spectrum for Wi-Fi with the ratification of 5.9-7.1 GHz in April 2020, new filters are needed that can operate at high frequency with ultra-wide bandwidth. This drove investment in the development of both standard and custom XBAW® filters to address this new market over the past twenty-four months. We announced our first two Wi-Fi 6E filters, in fiscal 2021 including a 5.5 GHz and 6.5 GHz XBAW® filter solution with 675 MHz and 1180 MHz of bandwidth. In early fiscal 2022, we entered the Wi-Fi 6E market with our first design win in August of 2021 for a multiple-in-multiple-out (MIMO) gateway product. By the end of the second quarter, we added multiple new Wi-Fi design wins and added two additional WiFi 6E customers and one additional Wi-Fi 6 customer in production, exiting the quarter with five customers in production, up from one at the end of the prior calendar year.

Figure 4 –WiFi 6E and emerging WiFi 7 channel frequency spectrum

In early January 2022, we announced the addition of five additional design wins in Wi-Fi, four in Wi-Fi 6E and one in Wi-Fi 6, bringing the total number of Wi-Fi design wins to thirteen. We added two additional design wins in April, bringing the total number to fifteen, and we received one additional design win in Wi-Fi 6E in the June 2022 quarter. We are currently sampling and shipping volume pre-production filters with multiple OEMs, ODMs and SoC makers

In June 2020, we entered into a strategic purchase agreement with a tier 1 enterprise-focused WiFi OEM to create customer WiFi 6E XBAW filters for a MU-MIMO enterprise router product. During fiscal 2021 and 2022, we developed multiple filters for this customer, all of which have been design-locked and successfully completed qualification in the June 2022 quarter. We expect to enter production with this customer in the first half of fiscal 2023.

In April, 2021, we announced that we had developed two new WiFi 6E XBAW filters, a 5.6 GHz filter and a 6.6 GHz filter. The 5.6 GHz filter module covers the entire UNII 1-4 spectrum and enables an additional 80 MHz and 160 MHz channel in UNII 4, while the 6.6 GHz filter module covers the UNII 5-8 spectrum. Current WiFi 6E configurations allow for the use of six 80 MHz and three 160 MHz channels in the UNII 1-3 spectrum and fourteen 80 MHz and seven 160 MHz channels in the UNII 5-8 spectrum. The new XBAW 5.6/6.6 GHz coexistence filter modules allow for the use of seven 80 MHz and three 160 MHz channels in the UNII 1-4 spectrum and twelve 80 MHz and six 160 MHz channels in the UNII 5-8 spectrum. Given that the 6 GHz portion of the WiFi 6E standard is just beginning to experience utilization, this new XBAW coexistence solution allows for an environment of greater capacity in the 5 GHz bands. We received our first order from a tier-1 consumer-focused OEM on the same day we introduced the filters, with the first order for the development of new multi-user, multiple-in-multiple-out mesh routing products for the consumer market.

We had several significant advancements in our CBRS and 5G mobile infrastructure business during fiscal 2022. In the June quarter, we entered production with three CBRS infrastructure OEM’s, our first production ramps in mobile infrastructure. Also in the June quarter, we finished the development of our new 3.8 GHz filter for the US market. In late calendar 2020, the FCC auctioned frequencies between 3.7 GHz and 3.98 GHz for 5G mobile use in the United States. Carriers are currently building networks that operate between 3.7 GHz and 3.98 GHz, and we expect to begin sampling our new 3.8 GHz filter to OEMs for use in small cell base stations, which are expected to begin roll out in late calendar 2023 and beyond.

In the defense market, we built on our early successes in phased array radar and drone filters with the award of a Defense Advanced Research Projects Agency (DARPA) contract to advance XBAW technology in October of 2020, and the award of a second DARPA contract in April of 2022 to advance the Company’s XBAW technology to 18 GHz. The first program, a Direct-to-Phase-2 (DP2) program, is to facilitate MEMS development, produce novel piezoelectric materials and device designs for both commercial and defense markets. One of the major outcomes from the DP2 program is to develop a piezo MEMS process design kit (PDK) for the Company’s proprietary and patented XBAW process which is expected to support customer engagements that leverage the PDK to create devices and circuits, including RF filters, using the XBAW process. Under the second program, the Company intends to develop a novel mode overtone approach to circumvent trade-offs inherent in traditional BAW frequency scaling approaches.

Akoustis currently has 21 commercial XBAW filters in its product catalog, and recently introduced 5.6 GHz and 6.6 GHz Wi-Fi 6E coexistence filter modules, which when qualified, will bring the number of catalog products to 23. Current product catalog filters include a 5.6 GHz Wi-Fi filter, a 5.2 GHz Wi-Fi filter, a 5.5 GHz Wi-Fi-6E filter, a 6.5 GHz Wi-Fi 6E filter, three small cell 5G network infrastructure filters including two Band n77 filters and one Band n79 filter, a 3.8 GHz filter and five S-Band filters for defense phased-array radar applications, a 3.6 GHz filter for the CBRS 5G infrastructure market and a C-Band filter for the unmanned aircraft systems (UAS) market. The Company is also developing several new filters for the sub-7 GHz bands targeting 5G mobile device, network infrastructure, Wi-Fi CPE and defense markets.

Our RFMi Technology and Business

RFMi is focused on supplying SAW and Xtal based frequency components to automotive, industrial IoT, medical, telecom, consumer, and other markets. The team designs, develops and markets under RFMi-branded SAW band pass filters, notch filters, diplexers, duplexers, resonators and delay lines, as well as Xtal resonators, temperature sensing Xtal resonators, temperature compensated crystal oscillators (“TCXO"), voltage controlled temperature compensated crystal oscillators (“VCTCXO”), crystal oscillators (“XO"), voltage controlled crystal oscillators (“VCXO”), oven controlled crystal oscillators (“OCXO”) and Xtal filters, etc.

Technological Challenges Facing Customers for RFMi-branded Solutions

While wireless spectrum expands to above 3GHz where Akoustis XBAW products are focused, the spectrum under 3GHz is also becoming more and more crowded. Customers are losing “guard bands” next to their operating spectrum to competing applications and operators, and “co-existence” has become necessary for functionality for wireless electronics. LTE applications increasingly need to co-exist with Industrial, Scientific, and Medical (“ISM”) band applications, satellite signals are interfered by terrestrial signals, industrial wireless control signals are saturated by communication signals, even medical wireless signals can be interrupted by other RF power outputs. The more traditional filtering technologies, like L-C (inductor – capacitor) and ceramic filters, may not have a Q factor high enough to supply steep roll-off from passband to rejection band. On the other hand, the demand for available data has also exploded, due to the increasing speed of data transmission and digital communication, which requires faster and more accurate piezo-ceramic resonators.

Our RFMi-branded Solutions for the RFMi Customers

RFMi is addressing jamming and high data rate problems by focusing on frequency components and supplying diverse and flexible SAW and Xtal products. In its operation spectrum (about 30MHz to 3GHz), SAW technology offers one of the highest Q factors. RFMi provides custom and standard SAW band pass filters to allow a signal spectrum to pass while rejecting the other signals, as well as a SAW diplexer with one input and two output, SAW duplexers that transmit and receive simultaneously for Frequency Division Duplex (“FDD”) applications, and SAW resonators for high frequency transmitters, as well as custom delay lines. For Xtal products, instead of only supplying standard Xtal resonators at a few frequencies, RFMi provides a family of Xtal products and supports custom designs to accommodate a wider temperature range than standard products, stable frequency, and low jitter and phase noise.

Raw Materials

Within its internal manufacturing operation for XBAW filters, Akoustis sources raw materials, process gases, metals and other miscellaneous supplies to fabricate its BAW RF filter circuits. Materials range from substrates (used to deposit key piezoelectric materials) to standard dielectric-based laminates (used for packaging of the RF filter circuits). The Company sources at least two types of substrate materials for its BAW process and we have more than one supplier for one material and a single source for the other. Multiple process gases are used for material synthesis, process etching and wafer treatment. While there is more than one supplier for most process gases, the purity levels of such gases may change by source. Hence, either purification or process requalification may be required when purchasing from a second source is required. Akoustis sources various high purity metals for electrode formation and interconnect layers for its RF circuits. Such metals are available in various purity levels and are available from more than one supplier. Other process handling hardware common to the semiconductor industry is available in abundance from multiple suppliers. Consistent with other semiconductor manufacturers, the Company may have to work with all its suppliers to ensure adequate supply of raw materials, process gases and metals as the Company ramps from R&D into high volume manufacturing.

RFMi Supply Chain

RFMi mainly relies on its contract manufacturer, Tai-Saw Technology Co., Ltd. (“TST”) to source raw materials, such as different chemicals and gases for front and back-end manufacturing, quartz, lithium tantalate and certain bonded wafers, metal targets, Xtal blanks, semiconductor IC’s, aluminum bonding wires and flip chip gold stub bump supplies, packages and lids. Most raw materials have dual or multi-sources. However, certain materials, e.g., high temperature co-fired ceramic (“HTCC”) ceramic packages, bonded wafers and automotive grade TCXO/VCTCXO IC’s are single-sourced as there is no alternative supplier or the alternative supplier does not guarantee automotive grade materials. Many of RFMi’s customers are automotive and require a Production Part Approval Process (“PPAP”), where using an alternative source may require re-PPAP and take efforts and time. RFMi intends to diversity its supply chain, however, it takes time and resources. Certain raw material, like HTCC ceramic packages, may not have a second source for the foreseeable future.

Intellectual Property

We rely on a combination of intellectual property rights, including patents and trade secrets, along with copyrights, trademarks and contractual obligations and restrictions to protect our core technology and business.

In the United States and internationally, as of August 31, 2022, our IP portfolio included 67 patents, including one blocking patent that we have licensed from Cornell University. Additionally, we have 117 active and pending patent applications. These patents cover our XBAW RF filter technology from the substrate level through the system application layer. Where possible, we leverage both federal and state level R&D grants to support development and commercialization of our technology. Our owned patents expire between 2034 and 2040. We intend to continue to innovate and expand our patent portfolio, and when appropriate, we will look to purchase license(s) that grant access to additional intellectual property that enables, enhances or further expands our technical capabilities and/or product.

We believe that Akoustis has competitive advantages from rights granted under our patent applications. Some applications, however, may not result in the issuance of any patents. In addition, any future patent may be opposed, contested, circumvented or designed around by a third party or found to be unenforceable or invalidated. Others may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around patents owned or licensed by us.

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

Competition

The RF filter market is controlled by a relatively small number of RF component suppliers. These companies include, among others, Broadcom Corporation, Murata Manufacturing Co., Ltd.(“Murata”), Qorvo, Inc., Skyworks Solutions Inc., Taiyo Yuden Co. Ltd., and Qualcomm Incorporated. Broadcom Corporation and Qorvo, Inc. dominate the high band BAW filter market, controlling a significant portion of the customer base and are increasing capacity to meet the growing RF filter demand of the 4G/5G cellular market.

We compete directly with these companies to secure design slots inside RFFE module targeting companies that procure filters or internally source filters. While many of our competitors have more resources than we have, we believe that our filter designs will be superior in performance, and we approach prospective customers as a pure-play filter supplier, offering advantages in performance over the full frequency range at competitive costs. Our challenges include convincing our customers that we have a strong intellectual property position, that we will be able to deliver in volume, that we will meet their price targets, and that we can satisfy quality, reliability and other requirements. For a list of other competitive factors, see “Item 1A. Risk Factors - We are still developing many of our products, and they may not be accepted in the market.”

The Xtal market is more mature and there are many players, including Epson, KDS Daishinku, Kyocera, Murata and NDK from Japan and TXC from Taiwan. Our RFMi products are largely focused on niche markets such as Industrial IoT and professional audio, which may reduce competition with these large, high volume competitors. In addition, our RFMi products primarily consist of TCXO, VCTCXO and VCXO, instead of low cost Xtal. However, we may still compete with market participants with more resources and purchasing power than us.

Employees

We place an emphasis on hiring the best talent at the right time to enable our core technology and business growth. This includes establishing a competitive compensation and benefits package, thereby enhancing our ability to recruit experienced personnel and key technologists. As of June 30, 2022, we had a total of 205 full-time employees plus 4 part-time and temporary employees. We will continue to hire specific and targeted positions to further enable our technology and manufacturing capabilities as and when appropriate.

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

Like our XBAW products, RFMi’s SAW and Xtal products are frequency components and are subject to similar FCC rules. For instance, many of RFMi’s customers operate in ISM (Industrial, Scientific, and Medical) band, MICS (Medical Implant Communication System), WMTS (Wireless Medical Telemetry Service) and other bands regulated by FCC, in which transmission power level is restricted and products have to pass the FCC, and in certain cases FDA certification to be allowed in the market. Even though RFMi’s components do not need to be certified by FCC and/or FDA, our customers modules and systems which incorporate RFMi components may need to be certified. Any failure of RFMi’s customers to be certified would affect RFMi’s sales.

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

Risk Factors Summary

Risks Related to our Business and the Industry in which we Operate

●	We have a limited operating history upon which investors can evaluate our business and future prospects.
●	We may not generate sufficient revenues to achieve profitability.
●	We are dependent on the proper functioning of our critical facilities, our supply chain and distribution networks and the financial stability of our customers.
●	The industry and the markets in which the Company operates are highly competitive and subject to rapid technological change.
●	We are still developing many of our products, and they may not be accepted in the market.
●	We face risks associated with the operation of our manufacturing facility.
●	The average selling prices of semiconductor products in our markets have often decreased rapidly and may do so in the future.
●	Problems in scaling our manufacturing operations or poor manufacturing yields could have a material adverse effect on our business.
●	Industry overcapacity could cause us to underutilize our manufacturing facilities and have a material adverse effect on our financial performance.
●	We contract with a number of large service providers and product companies that have considerable bargaining power, which may require us to agree to terms and conditions that could have an adverse effect on our business or ability to recognize revenues.
●	We may be subject to risks related to doing business in, and having counterparties based in, foreign countries.
●	We depend on a few large customers for a substantial portion of our revenue.
●	Global shortages in manufacturing capacities could negatively affect our operations and negatively impact our results of operations.
●	Changes in general economic conditions, together with other factors, cause significant upturns and downturns in the semiconductor industry, and our business, therefore, may also experience cyclical fluctuations in the future.
●	If we are unable to attract and retain qualified personnel to contribute to the development, manufacture and sale of our products, we may not be able to effectively operate our business.

Risks Related to Our Intellectual Property

●	If we fail to obtain, maintain and enforce our intellectual property rights, we may not be able to prevent third parties from using our proprietary technologies.
●	We have a limited number of patent applications, which may not result in issued patents or patents that fully protect our intellectual property.
●	We are and may in the future be involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful.
●	We need to protect our trademark rights and disclosure of our trade secrets to prevent competitors from taking advantage of our goodwill.
●	Development of certain technologies with our customers or manufacturers may result in restrictions on jointly-developed intellectual property.
●

We are and may be subject to claims of infringement, misappropriation or misuse of third party intellectual property that, regardless of merit, could result in significant expense and loss of our intellectual property rights.

Risks Related to our Financial Condition

●	We have a history of losses, will need substantial additional funding to continue our operations and may not achieve or sustain profitability in the future.

Risks Related to Regulatory Requirements

●	We may incur substantial expenses in connection with regulatory requirements, and any regulatory compliance failure could cause our business to suffer.
●	Compliance with regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain metals used in manufacturing our products.

Investment Risks

●	Our common stock has been thinly traded and its share price in the public markets has experienced, and may in the future experience, extreme volatility.
●	Stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our stock or other securities.

General Risk Factors

●	Security breaches and other disruptions could compromise our proprietary information and expose us to liability, which would cause our business and reputation to suffer.
●	Our business and operations would suffer in the event of system failures, and our operations are vulnerable to interruption by natural disasters, terrorist activity, power loss and other events beyond our control, the occurrence of which could materially harm our business.
●	Litigation or legal proceedings, including product liability claims, could expose us to significant liabilities, occupy a significant amount of our management’s time and attention and damage our reputation.
●	Unsolicited takeover proposals, governance change proposals, proxy contests and certain proposals/actions by activist investors may create additional risks and uncertainties with respect to our business.
●	There could be an adverse change or increase in the laws and/or regulations governing our business.
●	We may engage in future acquisitions that could disrupt our business, cause dilution to our shareholders and harm our financial condition and operating results.
●	Delaware law, our charter documents, and the ability of our Board of Directors to issue additional stock could impede or discourage a takeover or change of control that stockholders may consider favorable.
●	Our bylaws provide, subject to certain exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters.

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

We have incurred operating losses since our inception and expect to continue to have negative cash flow from operations. We have only generated minimal revenues from shipment of product while our primary sources of funds have been R&D grants, MEMS foundry services (which we exited in 2021), issuances of our equity, and debt. Our future profitability will depend on our ability to create a sustainable business model and generate sufficient revenues, which is subject to a number of factors, including our ability to successfully implement our strategies and execute our R&D plan, our ability to implement our improved design and cost reductions into manufacturing of our RF filters, the availability of funding, market acceptance of our products, consumer demand for end products incorporating our products, our ability to compete effectively in a crowded field, our ability to respond effectively to technological advances by timely introducing our new technologies and products, and global economic and political conditions.

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

Acquisitions may also have unanticipated tax, legal, regulatory and accounting ramifications, including recording goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges and incurring amortization expenses related to certain intangible assets.

If our goodwill and intangible assets on our consolidated balance sheet arising from the RFMi acquisition become impaired, it would require us to record a material charge to earnings in accordance with generally accepted accounting principles.

As a result of our acquisition of RFMi, we recorded approximately $8.1 million of goodwill and $9.5 million of intangible assets which are currently shown as assets on our consolidated balance sheet at June 30, 2022. Generally Accepted Accounting Principles (“GAAP”) require us to test our goodwill and intangible assets for impairment on an annual basis, or more frequently if indicators for potential impairment exist. The testing required by GAAP involves estimates and judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions, including a failure to meet business plans or other unanticipated events and circumstances, may affect the accuracy or validity of such estimates. If in the future we determine that an impairment exists, we may be required to record a material charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined.

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

The restrictions in the indenture governing the convertible notes may prevent us from taking actions that we believe would be in the best interests of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We also may incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. Our ability to comply with these covenants in future periods will largely depend on the pricing of our products and services, and our ability to successfully implement our overall business strategy. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements. The breach of any of these covenants and restrictions could result in a default under the indenture governing the convertible notes, which could result in an acceleration of our indebtedness.

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

The industry and the markets in which the Company operates are highly competitive and subject to rapid technological change. Therefore, in order for our products to be competitive and achieve market acceptance, we need to keep pace with rapid development of new process technologies.

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

The continuous evolutions of these technologies and frequent introduction of new products and enhancements have generally resulted in short product life cycles for wireless semiconductor products, in general, and for RFFEs, in particular. Our R&D activity and resulting products could become obsolete or less competitive sooner than anticipated because of a faster than anticipated change in one or more of the above-noted factors. Therefore, in order for our products to be competitive and achieve market acceptance, we need to keep pace with rapid development of new process technologies, which requires us to:

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

Although we believe that our XBAW acoustic wave resonator technology, which utilizes high purity piezoelectric materials, provides material advantages over existing RF filters technologies, and we have developed and are currently developing various methods of integration suitable for implementation of this technology into RF filters, we cannot be certain that our RF BAW filters will be able to achieve or maintain market acceptance. While we have fabricated R&D filters that demonstrate the performance of our XBAW technology, and this technology has been qualified for mass production, the Company is undergoing a critical production ramp to commercial scale. There are no assurances that we can successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields. In addition to our limited operating history, we will depend on a limited number of manufacturers and customers for a significant portion of our revenue in the future and we cannot guarantee their acceptance of our products. Each of these factors may adversely affect our ability to implement our business strategy and achieve our business goals.

The successful development of our XBAW technology and market acceptance of our RF BAW filters will be highly complex and will depend on the following principal competitive factors, including our ability to:

●	comply with industry standards and effectively compete against current technology for producing RF acoustic wave filters,

●	differentiate our products from offerings of our competitors by delivering RF BAW filters that are higher in quality, reliability and technical performance,

●	anticipate customer and market requirements, changes in technology and industry standards and timely develop improved technologies that meet high levels of satisfaction of our potential customers,

●	maintain, grow and manage our internal teams to the extent we increase our operations and develop new segments of our business,

●	develop and maintain successful collaborative, strategic, and other relationships with manufacturers, customers and contractors,

●	protect, develop or otherwise obtain adequate intellectual property for our technology and our filters; and

●	obtain strong financial, sales, marketing, technical and other resources necessary to develop, test, manufacture, commercialize and market our filters.

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

Our manufacturing operations depend on obtaining adequate supplies of raw materials and components used in our manufacturing processes at a competitive cost, including silicon wafers, copper lead frames, precious and rare earth metals, ceramic packages and various chemicals and gases. Although we maintain relationships with suppliers located around the world with the objective of ensuring that we have adequate sources for the supply of raw materials and components for our manufacturing needs, increases in demand from the semiconductor industry for such raw materials and components, as well as increased demand for commodities in general, can result in tighter supplies and higher costs. Our suppliers may not be able to meet our delivery schedules, we may lose a significant or sole supplier, a supplier may not be able to meet performance and quality specifications and we may not be able to purchase such supplies or material at a competitive cost. If a supplier were unable to meet our delivery schedules or if we lost a supplier or a supplier were unable to meet performance or quality specifications, our ability to satisfy customer obligations would be materially and adversely affected. In addition, we review our relationships with suppliers of raw materials and components for our manufacturing needs on an ongoing basis. In connection with our ongoing review, we may modify or terminate our relationship with one or more suppliers. We may also enter into sole supplier arrangements to meet certain of our raw material or component needs. While we do not typically rely on a single source of supply for our raw materials, we are currently dependent on a limited number of sole-source suppliers. If we were to lose these sole sources of supply, for any reason, a material adverse effect on our business could result until an alternate source is obtained. As certain materials are highly specialized, the lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. To the extent we enter into additional sole supplier arrangements for any of our raw materials or components, the risks associated with our supply arrangements would be exacerbated.

The ongoing supply shortage experienced by the semiconductor industry has disrupted and will likely continue to disrupt normal business activity, and may have an adverse effect on our results of operations.

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

Social and environmental responsibility regulations, policies and provisions, as well as customer and investor demands, may make our supply chain more complex and may adversely affect our relationships with customers and investors.

There is an increasing focus on corporate social and environmental responsibility in the semiconductor industry, particularly with OEMs that manufacture consumer electronics. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose corporate social and environmental policies, practices and metrics. In addition, various jurisdictions are developing climate change-based laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as investor expectations, on corporate environmental and social responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our significant outsourced manufacturing. If we are unable to comply, or are unable to cause our suppliers or manufacturers to comply, with such policies or provisions or meet the requirements of our customers and investors, a customer may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenue and results of operations.

In addition, as part of their corporate social and environmental responsibility programs, an increasing number of OEMs are seeking to source products that do not contain minerals sourced from areas where proceeds from the sale of such minerals are likely to be used to fund armed conflicts, such as in the Democratic Republic of Congo. This could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. As a result, we may face difficulties in satisfying these customers’ demands, which may harm our sales and operating results.

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

We compete with U.S. and international semiconductor manufacturers and mobile semiconductor companies of all sizes in terms of resources and market share, some of whom have significantly greater financial, technical, manufacturing and marketing resources than we do. We expect competition in our markets to intensify as new competitors enter the market, existing competitors merge or form alliances, and new technologies emerge. Our competitors may introduce new solutions and technologies that are superior to our products, are verified on a commercial scale, and have achieved widespread market acceptance. Certain of our competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can. This implementation may require us to modify the manufacturing process for our filters, design new products to more stringent standards, and redesign some existing products, which may prove difficult for us and result in delays in product deliveries and increased expenses.

Increased competition could also result in pricing pressures, declining average selling prices for our products, decreased gross margins and loss of potential market share. We will need to make substantial investments to develop these enhancements and technologies, and we cannot assure investors that we will have funds available for these investments or that these enhancements and technologies will be successful. If a competing technology emerges that is, or is perceived to be, superior to our existing technology and we are unable to adapt to these changes and to compete effectively, our market share and financial condition could be materially and adversely affected, and our business, revenue, and results of operations could be harmed.

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

Any disruption caused by these factors could harm our business, results of operations, financial condition, liquidity and prospects. Risks associated with potential operations, commitments and investments outside of the U.S. include but are not limited to risks of:

●	global and local economic, social and political conditions and uncertainty;

●	currency exchange restrictions and currency fluctuations;

●	war, including the Russian-Ukrainian conflict, or terrorist attack;

●	local outbreak of disease, such as COVID-19;

●	renegotiation or nullification of existing contracts or international trade arrangements;

●	labor market conditions and workers’ rights affecting our manufacturing operations or those of our customers;

●	macro-economic conditions impacting key markets and sources of supply;

●	changing laws and policies affecting trade, taxation, financial regulation, immigration, and investment;

●	compliance with laws and regulations that differ among jurisdictions, including those covering taxes, intellectual property ownership and infringement, imports and exports, anti-corruption and anti-bribery, antitrust and competition, data privacy, and environment, health, and safety; and

●	general hazards associated with the assertion of sovereignty over areas in which operations are conducted, transactions occur, or counterparties are located.

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

RFMi relies on third parties, including third parties in countries outside the U.S., for its development and manufacturing activities.

Our subsidiary, RFMi, depends on various contractors for certain of its manufacturing and research and development activities. Specifically, RFMi’s contract manufacturer, TST, produces the majority of products sold by RFMi. TST ships some products to RFMi for distribution to end customers and, in some cases, ships products directly to those customers. TST is located in Taiwan and therefore geopolitical changes in China-Taiwan relations could disrupt its operations, which would adversely affect RFMi’s ability to manufacture certain products. Additionally, RFMi has outsourced some of their research and development activities to individuals located in Russia. As a result of the ongoing invasion of Ukraine by Russia, the U.S., other North Atlantic Treaty Organization member states, as well as non-member states, have implemented sanctions against Russia and certain Russian banks, enterprises and individuals. These, as well as any future additional sanctions and any resulting conflict between Russia and the U.S., could hinder RFMI’s abilities to compensate its contractors located in Russia and restrict their abilities to continue working for RFMi, which could have an adverse effect on our business, financial condition and results of operations.

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

The U.S. or foreign governments may take administrative, legislative or regulatory action that could materially interfere with our ability to sell products in certain countries, particularly Russia and in China. For example, beginning in May 2018, the U.S. imposed tariffs, ranging from 7.5% to 25% on approximately two-thirds of U.S. imports from China, including certain electronic components and equipment. China has taken retaliatory actions, including imposing tariffs on certain U.S. exports effective September, 2019. While the imposition of these tariffs did not have a direct, material adverse impact on our business during fiscal year ended June 30, 2022, the direct and indirect effects of tariffs and other restrictive trade policies are difficult to measure and are only one part of a larger U.S./China economic and trade policy disagreement.

For example, U.S. government actions targeting exports of certain technologies to and from China are becoming more pervasive. In 2018, the U.S. adopted new laws designed to address concerns about the export of emerging and foundational technologies to China. In addition, in May 2019, then-President Trump issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of information communications technology in transactions that imposed undue national security risks. In May 2020, then-President Trump issued a similar executive order regarding potential foreign threats to the U.S. bulk-power system from foreign adversaries. Also in May 2020, the U.S. Department of Commerce took actions to restrict Chinese entities’ access to U.S. technologies. In response to these and other U.S. actions, China could determine to take countermeasures against U.S. companies doing business in or with China. These series of actions and other types of countermeasures could lead to additional restrictions on the export of products that include or enable certain technologies, including products we could potentially provide to China-based customers. More recently the Biden Administration has begun work on new outbound investment screening and export control initiatives related to technology transfers that could harm U.S. national security.

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

From time to time, changes in general economic conditions, together with other factors, may cause significant upturns and downturns in the semiconductor industry. These fluctuations are due to a number of factors, many of which are beyond our control, including:

●	levels of inventory in our end markets,

●	availability and cost of supply for manufacturing of our products,

●	changes in end-user demand for the products manufactured with our technology and sold by our prospective customers,

●	exposure to foreign currency exchange rates, import duties and tariffs,

●	inflation or a tightening of the credit markets

●	industry production capacity levels and fluctuations in industry manufacturing yields,

●	market acceptance of our current and future customers’ products that incorporate our RF filters,

●	the gain or loss of significant customers,

●	the effects of competitive pricing pressures, including decreases in average selling prices of products,

●	new product and technology introductions by competitors,

●	changes in the mix of products produced and sold, and

●	intellectual property disputes.

As a result, the demand for our products can change quickly and in ways we may not anticipate, and our business, therefore, may also experience cyclical fluctuations in future operating results. In addition, future downturns in the electronic systems industry could adversely impact our revenue and harm our business, financial condition and results of operations. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses, and may make it more difficult to raise or refinance debt. For example, an escalation of trade tensions between the U.S. and China has resulted in trade restrictions and increased tariffs that harm our ability to participate in Chinese markets or compete effectively with Chinese companies. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China, and possible decoupling of the U.S. and China economies, could result in a global economic slowdown and long-term changes to global trade.

If we are unable to attract and retain qualified personnel to contribute to the development, manufacture and sale of our products, we may not be able to effectively operate our business.

As the source of our technological and product innovations, our key technical personnel represent a significant asset. We believe that our future success is highly dependent on the continued services of our current key officers, employees, and Board members, as well as our ability to attract and retain highly skilled and experienced technical personnel. The loss of their services could have a detrimental effect on our operations. Specifically, the loss of the services of our President and Chief Executive Officer, our Chief Financial Officer, or our Executive Vice President of Business Development, any major changes in our Board or other senior management, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business. The competition for management and technical personnel is intense in the wireless semiconductor industry, and therefore, we cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for the design, development, manufacture and sale of our products.

If we are unable to establish effective marketing and sales capabilities or enter into additional agreements with third parties to market and sell our products, we may not be able to effectively generate and sustain or increase product revenues.

We have limited experience selling, marketing or distributing products and currently have a small internal marketing and sales force. To progress the launch and commercialization of our technology and our products, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. Therefore, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If so, our success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, such collaborator’s strategic interest in the products under development and such collaborator’s ability to successfully market and sell any such products.

If we are unable to enter into such arrangements when needed on acceptable terms or at all, we may not be able to successfully commercialize our products. Further, to the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. If we decide in the future to establish an internal sales and marketing team with technical expertise and supporting distribution capabilities to commercialize our products, it could be expensive and time consuming and would require significant attention of our executive officers to manage. We may also not have sufficient resources to allocate to the sales and marketing of our products. Any failure or delay in the development of sales, marketing and distribution capabilities, either through collaboration with one or more third parties or through internal efforts, would adversely impact the commercialization of any of our products that we obtain approval to market. As a result, our future product revenue would suffer, and we may incur significant additional losses.

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

In the United States and internationally we had one hundred seventeen pending patent applications as of August 31, 2022; however, there is no assurance that any of the pending applications or our future patent applications will result in patents being issued, or that any patents that may be issued as a result of existing or future applications will provide meaningful protection or commercial advantage to us.

The process of seeking patent protection in the United States and abroad can be long and expensive. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain at the time of filing that we are the first to file any patent application related to our technology. In addition, patent applications are often published as part of the patent application process, even if such applications do not issue as patents. When published, such applications will become publicly available, and proprietary information disclosed in the application will become available to others. While at present we are unaware of competing patent applications, competing applications could potentially surface.

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

We are and may in the future be involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our potential licensors. To attempt to stop infringement or unauthorized use, we may file infringement claims from time to time, which can be expensive and time consuming and distract management.

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

We believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, maintaining goodwill, and maintaining or increasing market share. We currently have five trademarks that we have filed to register with the USPTO including the Akoustis and XBAW word mark and the XBAW logo and we may expend substantial cost and effort in an attempt to register new trademarks and maintain and enforce our trademark rights. If we do not adequately protect our rights in our trademarks from infringement, any goodwill that we have developed in those trademarks could be lost or impaired.

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

Development of certain technologies with our manufacturers and other suppliers may result in restrictions on jointly-developed intellectual property.

In order to maintain and expand our strategic relationship with manufacturers of our filters and other suppliers, we may, from time to time, develop certain technologies jointly with these manufacturers and other suppliers and file for further intellectual property protection and/or seek to commercialize such technologies. We may enter into joint development agreements with manufacturers and other suppliers to provide for joint development works and joint intellectual property rights by us and by such manufacturer or supplier. Such agreements may restrict our commercial use of such intellectual property, or may require written consent from, or a separate agreement with, that manufacturer or supplier. In other cases, we may not have any rights to use intellectual property solely developed and owned by such manufacturer, supplier, or another third party. If we cannot obtain commercial use rights for such jointly-owned intellectual property or intellectual property solely owned by these manufacturers or suppliers, our future product development and commercialization plans may be adversely affected.

We are, and may become, subject to claims of infringement, misappropriation or misuse of third party intellectual property that, regardless of merit, could result in significant expense and loss of our intellectual property rights.

The semiconductor industry is characterized by the vigorous pursuit and protection of intellectual property rights. We have not undertaken a comprehensive review of the rights of third parties in our field. From time to time, we may may be named in lawsuits or receive notices or inquiries from third parties regarding our products or the manner in which we conduct our business suggesting that we may be infringing, misappropriating or otherwise misusing patent, copyright, trademark, trade secret and other intellectual property rights. Any claims that our technology infringes, misappropriates or otherwise misuses the rights of third parties, regardless of their merit or resolution, could be expensive to litigate or settle and could divert the efforts and attention of our management and technical personnel, cause significant delays and materially disrupt the conduct of our business. We may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could be required to:

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

On October 4, 2021, the Company was named as a defendant in a complaint filed by Qorvo, Inc. in the United States District Court for the District of Delaware alleging, among other things, patent infringement, false advertising, false patent marking, and unfair competition. The plaintiff seeks an injunction enjoining us from the alleged infringement and damages, including punitive and statutory enhanced damages, in an unspecified amount. The Company filed a motion to dismiss all of the claims other than the direct patent infringement claims, but the court permitted the plaintiff to file an amended complaint which the court subsequently determined was sufficient for pleading purposes. The Court dismissed the Company’s motion in May 2022. We believe this lawsuit is without merit and intend to defend against it vigorously. However, we can provide no assurance as to the outcome of such dispute, and such action may result in judgments against us for an injunction, significant damages or other relief, such as future royalty payments to Qorvo, Inc. or restrictions on certain of our activities. Resolution of such matter may be prolonged and costly, and the ultimate result or judgment is uncertain due to the inherent uncertainty in litigation and other proceedings. Even if ultimately settled or resolved in our favor, this and other possible future actions may result in significant expenses, diversion of management and technical personnel attention and disruptions and delays in our business and product development, and other collateral consequences, all of which could have a material adverse effect on our business, financial condition and results of operations. Any out-of-court settlement of this or other actions may also have an adverse effect on our business, financial condition and results of operations, including, but not limited to, substantial expenses, the payment of royalties, licensing or other fees payable to third parties, or restrictions on our ability to develop, manufacture and sell our products.

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

Our operations have consumed substantial amounts of cash since inception. Our filter business has incurred losses since its inception in May 2014. We anticipate that our operating expenses will increase in the foreseeable future as we continue to pursue the development of our patent-pending high purity piezoelectric materials technology, invest in marketing, sales and distribution of our products to grow our business, acquire customers, commercialize our technology in the mobile wireless market and continue to invest in our manufacturing facility in Canandaigua, NY. These efforts may prove more expensive than we currently anticipate, and we may not succeed in generating sufficient revenues to offset these higher expenses. In addition, we expect to incur significant expenses related to regulatory requirements and our ability to obtain, protect, and defend our intellectual property rights.

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

Pursuant to the convertible note offering we completed in June 2022, we incurred $44.0 million of indebtedness. This level of debt could have significant consequences on future operations, including:

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

Accrued interest on our 6.0% Convertible Senior Notes due 2027 is payable semi-annually in cash or freely tradable shares of Common Stock. Our ability to make scheduled payments of interest depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt in cash and make necessary capital expenditures. Furthermore, we may not issue Common Stock to make payments of interest to the extent such issuance would violate Nasdaq Marketplace Rule 5635(d), which limits the amount of Common Stock that we may privately issue without prior stockholder approval. Therefore, our ability to repay debt with Common Stock will depend on the capital markets and whether we have obtained stockholder approval for such issuances of Common Stock.

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

The effects of regulation may materially and adversely impact our business. For example, regulatory policies of the FCC relating to radio frequency emissions, consumer protection laws of the FTC, product safety regulatory activities of the Consumer Products Safety Commission, and environmental regulatory activities of the EPA could impede sales of our products in the United States. We and our customers are also subject to various import and export laws and regulations. If we fail to continue to comply with these regulations, we may be unable to manufacture the affected products or ship these products to certain customers and be subject to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. Additionally, these rules and regulations may in the future be expanded such that they may have a greater effect on our business than they do currently.

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

Our common stock has traded on the Nasdaq Capital Market, under the symbol “AKTS,” since March 13, 2017. Since that date, our common stock has been relatively thinly traded and at times been subject to price volatility. Recently, from July 1, 2021 to June 30, 2022, the closing price of our common stock on the Nasdaq Capital Market ranged from $3.36 to $10.79 per share.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our stockholders. The Company is authorized to issue an aggregate of 100,000,000 shares of Common Stock and 5,000,000 shares of preferred stock. We may issue additional shares of our Common Stock or other securities that are convertible into or exercisable for our Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. In addition, as of September 6, 2022, warrants and options to purchase 41,103 and 3,020,002 shares, respectively, of our Common Stock were outstanding. The future issuance of additional shares of our Common Stock may create downward pressure on the trading price of the Common Stock. We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

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

Security breaches, computer malware, phishing, spoofing, and other cyber-attacks have become more prevalent and sophisticated in recent years. Geopolitical instability, such as Russia’s invasion of Ukraine, may increase the likelihood that we will experience direct or collateral consequences from cyber conflicts between nation-states or other politically motivated actors targeting critical technology infrastructure. While we defend against these threats on a daily basis, we do not believe that such attacks to date have caused us any material damage. Because the techniques used by computer hackers and others to access or sabotage networks constantly evolve and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate all of these techniques. As a result, our and our customers’ proprietary information may be misappropriated, and the impact of any future incident cannot be predicted. Any loss of such information could harm our competitive position, result in a loss of customer confidence in the adequacy of our threat mitigation and detection processes and procedures, cause us to incur significant costs to remedy the damages caused by the incident, and divert management and other resources. We routinely implement improvements to our network security safeguards and we are devoting increasing resources to the security of our information technology systems. We cannot, however, assure that such system improvements will be sufficient to prevent or limit the damage from any future cyber-attack or network disruption.

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

We are from time to time party to various litigation claims and legal proceedings. We evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses. If we or any of our manufacturers fails to successfully manufacture wafers that conform to our design specifications and the strict regulatory requirements of the FCC, it may result in substantial risk of undetected flaws in components or other materials used by our manufacturers during fabrication of our products and could lead to product defects and costs to repair or replace these parts or materials, significantly impacting our ability to develop and implement our technology and to improve performance of our products. In addition, claims made or threatened by our suppliers, customers or current or former employees could adversely affect our relationships, damage our reputation or otherwise adversely affect our business, financial condition or results of operations. The costs associated with defending product liability and other claims, and the payment of damages, could be substantial. Our reputation could also be adversely affected by such claims, whether or not successful.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our current headquarters in Huntersville, NC is 22,400 square feet, and its base rent is approximately $22,000 per month with a term expiring February 2026. On June 26, 2017, the Company acquired a 120,000 square foot MEMS fabrication facility in Canandaigua, NY (the “NY Facility”). The Company has entered into a Lease and Project Agreement and a Company Lease Agreement with the Ontario County Industrial Development Agency, a public benefit corporation of the State of New York (the “OCIDA”), covering the NY Facility, pursuant to which the Company leases the NY Facility to the OCIDA for nominal consideration and the OCIDA leases the NY Facility back to the Company for annual rent payments set forth in such agreements.

As part of the acquisition of RFMi, the Company assumed a lease in Carrollton, Texas. The lease covering this property is currently scheduled to expire in March 2025.

During the fourth quarter of fiscal year 2022, the Company entered into a new office lease located in Taiwan. The lease covering this property is currently scheduled to expire in May 2025.

The Company believes that its existing facilities will be suitable and sufficient to meet the Company’s needs for the next several years.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may have an adverse effect on our business, financial condition or results of operations and prospects.

Except for the matter described under “Litigation, Claims and Assessments” in “Note 15 – Commitments and Contingencies” of the condensed consolidated financial statements in this Item 1 of Part I of this Annual Report on Form 10-K, which description is incorporated in this “Item 1. Legal Proceedings” by reference, we are currently not aware of any material pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our Common Stock is currently traded on the Nasdaq Capital Market under the symbol “AKTS.”

As of September 6, 2022, 57,204,697 shares of our Common Stock were issued and outstanding and were held by approximately 88 stockholders of record.

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

Warrants, Options and Restricted Stock Units

As of June 30, 2022, there were outstanding warrants and options to purchase 41,103 shares of our Common Stock and 3,020,002 shares of our Common Stock, respectively. Additionally, there were outstanding 2,177,585 restricted stock units.

Equity Compensation Plan Information

The following table provides information as of June 30, 2022, relating to our equity compensation plans, under which grants of options, restricted stock, and other equity awards may be made from time to time:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders - options	3,020,002	(1)	$6.95	845,013	(3)
Equity compensation plans approved by security holders – restricted stock units	2,177,585	(2)	$0.00	‒
Equity compensation plans not approved by security holders	‒		‒	‒

Total	5,197,587			845,013	(3)

(1)	Consists of (i) 130,000 shares of Common Stock issuable upon the exercise of outstanding options issued under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), (ii) 824,502 issuable under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”), (iii) and 2,065,500 issuable under the Company’s 2018 Stock Incentive Plan (the “2018 Plan”).

(2)	Consists of 28,500 shares of Common Stock to be issued upon the vesting of outstanding restricted stock units issuable under the 2016 Plan (the “2016 Plan”) and 2,149,085 issuable under the 2018 Plan.

(3)	As of June 30, 2022, 845,013 additional shares of Common Stock remained available for future issuance under the 2018 Plan. No additional grants will be made under the Company’s 2014 Stock Plan (the “2014 Plan”), the 2015 Plan or the 2016 Plan.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended June 30, 2022 that were not registered under the Securities Act, other than as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC.

ITEM 6. [RESERVED]

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

We plan to pursue RF filter design and R&D development agreements and potentially joint ventures with target customers and other strategic partners, although we cannot guarantee we will be successful in these efforts. These types of arrangements may subsidize technology development costs and qualification, filter design costs, and offer complementary technology and market intelligence and other avenues to revenue. However, we intend to retain ownership of our core XBAW technology, intellectual property, designs, and related improvements. We expect to pursue development of catalog designs for multiple customers and to offer such catalog products in multiple sales channels.

Additionally, through RFMi, a wholly-owned subsidiary of Akoustis, Inc., the Company makes sales of complementary SAW resonators, RF filters, crystal (Xtal) resonators and oscillators, and ceramic products branded as “RFMi” products.

Please see Item 1. Business for more information.

Business Environment and Current Trends

Impact of COVID-19

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

These actions and the global health crisis caused by COVID-19 have negatively impacted business activity across the globe. We observed declining demand and price reductions in the electronics industry as business and consumer activity has decelerated. Additionally, COVID-19 has contributed to some of the delays we have observed in certain suppliers’ shipment of materials necessary for us to manufacture our products and in certain vendors’ ability to deliver equipment for installation at our facilities. In particular, the recent government-mandated COVID-19 containment measures, including mass quarantines, in China have impacted supply shipments and created ongoing risk and uncertainty.  When COVID-19 is demonstrably contained, we anticipate that its effects on global commerce will subside; however, the timing and extent of this is uncertain.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the ultimate effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for fiscal year 2023 or beyond.

Semiconductor Shortages and Supply Chain Issues

The global silicon semiconductor industry is experiencing a shortage in supply and difficulties in ability to meet customer demand. This shortage has led to an increase in lead-times of production of semiconductor chips and components. As our business depends in significant part upon manufacturers of products requiring semiconductors, as well as the current and anticipated production of these products, we have sought to manage the impact of supply shortages though carefully maintaining and increasing key inventory levels. In some cases, we have incurred higher costs to secure available inventory, or have extended our purchase commitments or placed non-cancellable orders with suppliers, which introduces inventory risk if our forecasts and assumptions are inaccurate. We believe the global supply chain challenges and their adverse impact on our business and financial results will persist into calendar year 2023. We expect these constrained supply conditions to increase our costs of goods sold and increase uncertainty with respect to the timing of delivery of specific customer orders.

Critical Accounting Policies and Estimates

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

Revenue Recognition

Application of the revenue recognition guidance requires a significant number of judgments and estimates, which may impact the amount and timing of revenue recognition and related disclosures. Refer to Note 3, "Summary of significant accounting policies" of our notes to consolidated financial statements included elsewhere in this Report for additional information regarding our revenue recognition policies, significant judgements, and estimates.

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

Fair Value of the Acquired Intangible Assets

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocate the purchase price of each acquired business to our respective assets and liabilities. Acquired intangible assets include developed technology, customer relationships and tradenames. We use various valuation techniques to value these intangibles assets, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions, estimates and judgements including projected revenue, gross margins, operating costs, growth rates, useful lives and discount rates. We believe our assumptions, estimates, and judgements to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits of such assets are expected to be consumed.

Results of Operations

Our results of operations are presented for the fiscal years ended June 30, 2022 and June 30, 2021.

Year Ended June 30, 2022 Compared to Year Ended June 30, 2021

Revenue

The Company recorded revenue of $15.4 million for the year ended June 30, 2022 as compared to $6.6 million for the year ended June 30, 2021. The increase of $8.8 million was primarily due to an increase in RF product revenue of $9.7 million or 258%, which includes revenue from sales of RFMi products. Partially offsetting this increase was a decrease in non-recurring engineering services of $1.0 million.

Cost of Revenue

Cost of revenue includes direct labor, material, net realizable value (NRV) adjustments, and facility costs primarily associated with foundry services revenue, manufacturing of filter products and engineering services. The Company recorded cost of revenue of $19.5 million for the year ended June 30, 2022 as compared to $10.7 million for the year ended June 30, 2021. The $8.8 million increase is primarily due to costs associated with RF product revenue which increased by $7.9 million, which includes cost of revenue from sales of RFMi products.

Research and Development Expenses

R&D expenses were $35.7 million for the year ended June 30, 2022 and were $11.6 million, or 48% higher than the prior year amount for the same period of $24.1 million. Personnel costs, including stock-based compensation, were $18.1 million compared to $13.1 million in the prior year period, an increase of $5.0 million or 37.8%. Facility costs, including depreciation, of $7.1 million primarily associated with the NY Facility were $2.7 million higher than the prior period. Lastly, R&D material costs were $4.2 million higher than the prior period.

General and Administrative Expense

General and administrative (“G&A”) expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the year ended June 30, 2022 were $20.7 million, which is an increase of $7.4 million compared to the year ended June 30, 2021. Year-over-year changes within G&A expenses include an increase in employee compensation (including stock-based compensation) of $2.5 million as well as increased general expenses of $5.1 million, primarily professional fees and intangible amortization.

Other Income/(Expense)

Other expenses for the year ended June 30, 2022 were $0.5 million compared to other expenses of $2.8 million in fiscal year 2021. The $2.3 million decrease was primarily due to a decrease in interest expense of $5.1 million which was offset by a decrease in income related to forgiveness of debt of $1.6 million and changes in contingent liabilities and derivative liabilities resulting in expense of $1.1 million.

Net Loss

The Company recorded a net loss of $59.0 million for the year ended June 30, 2022, compared to a net loss of $44.2 million for the year ended June 30, 2021. The year-over-year incremental loss of $14.9 million, or 33.7%, was primarily driven by an increase in cost of revenue of $8.8 million, higher R&D and G&A personnel costs, including stock based compensation of $7.5 million, an increase in R&D/Fabrication supplies of $4.2 million, an increase in facility costs of $2.7 million as well as increases in general expenses of $4.9 million. These increases were partially offset by an increase in revenue of $8.7 million and reduction of other expenses of $2.3 million.

Liquidity and Capital Resources

Overview

The Company’s short-term and long-term liquidity requirements primarily arise from funding (i) research and development expenses, (ii) general and administrative (“G&A”) expenses including salaries, bonuses, commissions and stock-based compensation, (iii) working capital requirements, (iv) business acquisitions and investments we may make from time to time, including potential performance based payments related to our acquisition of RFMi, and (v) interest and principal payments related to our $44.0 million aggregate principal amount of outstanding convertible notes. Additionally, in the near-term, the Company makes capital expenditures in connection with the expansion of the capacity of its manufacturing facility in Canandaigua, New York.

The Company has incurred losses and negative cash flow from operations since inception. Our operations thus far have been funded primarily with sales of equity and debt securities, as well as contract research and government grants, foundry services and engineering services. We expect our operating expenditures to continue to increase to support future growth of our manufacturing capabilities and expansion of our product offerings, as well as an increase in research and development and headcount costs to support this growth. We believe we currently have sufficient resources to fund operations and planned investments for at least the next twelve months. However, until we are able to generate sufficient cash flow from operations to achieve and maintain profitability and meet our obligations as they come due, we may need to raise additional capital to support our business. We recently completed an offering of convertible notes resulting in net proceeds to the Company of $43.7 million and have access to an at-the-market offering program pursuant to which we may sell up to $50 million of Common Stock. As of the date of this Annual Report, the Company had sold $2.0 million of Common Stock under such at-the-market offering program and previously announced that it was suspending sales under the at-the-market offering program in light of market conditions. If, in the future, the Company determines to resume sales under the at-the-market offering program, it intends to notify investors by the filing of a Current Report on Form 8-K or other public announcement.

The Company had $80.5 million of cash on hand as of June 30, 2022, which reflects a decrease of $7.8 million compared to $88.3 million as of June 30, 2021. The $7.8 million decrease is primarily due to $45.3 million of cash used in operating activities, cash used for purchases of machinery and equipment of $27.7 million and cash used for investment in subsidiary of $7.6 million. Offsetting these cash uses was cash proceeds from issuance of common stock of $27.6 million and net received from convertible note issuance of $43.7 million.

Financing Activities

On May 8, 2020, the Company entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper Sandler& Co. (each, a “Sales Agent” and, together, the “Sales Agents”), which was amended on February 19, 2021 (as amended, the “2020 Sales Agreement”). As of March 31, 2022, the Company had sold all $100.0 million of its shares available to be sold pursuant to the 2020 Sales Agreement.

On May 2, 2022, the Company entered into an ATM Sales Agreement with Oppenheimer & Co. Inc., Craig-Hallum Capital Group LLC, and Roth Capital Partners, LLC pursuant to which the Company may sell from time-to-time shares of its common stock having an aggregate offering price of up to $50,000,000 (the “2022 Equity Offering Program”). The Company announced on May 25, 2022 that it was suspending sales under the 2022 Equity Offering Program in light of the current market conditions. If, in the future, the Company determines to resume sales pursuant to the 2022 Equity Offering Program, it intends to notify investors by the filing of a Current Report on Form 8-K or other public announcement.

During the fiscal year ended June 30, 2022, the Company sold 4,178,318 shares of Common Stock under the 2020 Equity Offering Program and 2022 Equity Offering Program for proceeds of approximately $28.2 million, net of approximately $0.4 million of compensation paid to the sales agents, but excluding transaction expenses. These amounts include a total of 533,922 shares of the Company’s common stock sold during the fiscal quarter ended June 30, 2022 under the 2022 Equity Offering Program at a weighted average price to the public of $3.88 per share through the 2022 Equity Offering Program for aggregate net proceeds of approximately $2.0 million, after deducting compensation paid to the sales agents of $0.1 million and other expenses.

On June 9, 2022, the Company issued $44.0 million aggregate principal amount of its 6.0% Convertible Senior Notes due 2027 (the “Notes”) guaranteed by its wholly-owned subsidiary, Akoustis, Inc. The Notes were issued pursuant to an indenture (the “Indenture”), dated June 9, 2022, among the Company, the Guarantor and The Bank of New York Mellon Trust Company, N.A., as trustee. The Notes bear interest at a rate of 6.0% per year until maturity on June 15, 2027, payable semi-annually beginning on December 15, 2022. At the Company’s option, interest may be paid in cash and/or shares of the Company’s common stock. The initial conversion rate for the Notes is 212.3142 shares of common stock (subject to adjustment as provided in the Indenture) per $1,000 principal amount of the Notes, which is equal to an initial conversion price of approximately $4.71 per share.

Balance Sheet and Working Capital

June 30, 2022 Compared to June 30, 2021

As of June 30, 2022, the Company had current assets of $91.7 million made up primarily of cash on hand of $80.5 million. As of June 30, 2021, current assets were $93.2 million comprised primarily of cash on hand of $88.3 million.

Property, Plant and Equipment was $51.2 million as of June 30, 2022 as compared to a balance of $30.7 million as of the year ended June 30, 2021. The $20.5 million year-over-year increase is primarily due to the purchase of equipment for the NY facility of $27.4 million offset by depreciation of $6.9 million.

Total assets as of June 30, 2022 and June 30, 2021 were $161.3 million and $125.0 million, respectively. The $36.3 million increase is primarily due to an increase in property, plant and equipment as well as increase in intangible assets, including goodwill, related to the acquisition of RFMi.

Current liabilities as of June 30, 2022 were $12.4 million and increased year-over-year by $5.2 million which was primarily due to increases accounts payable and accrued expenses, primarily due to increases in production activities and, employee compensation accruals and professional fee accruals.

Long-term liabilities totaled $45.5 million as of June 30, 2022, compared to $0.3 million for the prior year period. The increase of approximately $45 million was primarily due to the net proceeds from the issuance of the convertible debt of $43.7 million.

Stockholders’ equity was $103.4 million as of June 30, 2022, compared to $117.4 million as of June 30, 2021. Additional paid-in-capital (“APIC”) was $310.2 million as of June 30, 2022 and increased by $45 million compared to June 30, 2021. The year-over-year increase was primarily due to an increase from net proceeds of $27.6 million for the issuance of common stock during the year, common stock issued for services in the amount of $10.2 million, and common stock issued for the acquisition of a subsidiary of $6.2 million. The $14.0 million decrease in stockholders’ equity consisted of the $45 million increase in APIC reduced by the $59 million net loss recorded for the year ended June 30, 2022.

Cash Flow Analysis

Year Ended June 30, 2022 Compared to the Year Ended June 30, 2021

Operating Activities

Net cash used in operating activities was $45.2 million during the year ended June 30, 2022 and $29.4 million for the 2021 comparative period. The $17.4 million year-over-year increase in cash used was attributable to higher operating expenses associated with the ramp up of development and commercialization activities (primarily R&D personnel and material costs), higher spend on G&A costs for support personnel and professional fees.

Investing Activities

Net cash used in investing activities was $34.9 million for the year ended June 30, 2022 compared to $12.5 million for the comparative year ended June 30, 2021. The $22.4 million year-over-year increase was primarily due to increased spend on R&D and manufacturing equipment of $15.2 million and $7.6 million in cash used for investment in subsidiary.

Financing Activities

Net cash provided by financing activities was $72.3 million for the year ended June 30, 2022 versus $85.8 million for the 2021 comparative period. The $13.5 million decrease was due to a reduction in proceeds from issuance of common stock offset by an increase in proceeds from convertible debt compared to the prior period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Akoustis Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akoustis Technologies, Inc. (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Customer Relationships Acquired in the Business Combination

Critical Audit Matter Description

As described in Note 7 to the financial statements, on October 15, 2021, the Company acquired a majority ownership interest in RFM Integrated Device, Inc. (“RFMi”) for $6 million in cash and approximately $2.3 million payable in common stock of the Company. As of the date of the acquisition, the Company recognized customer relationships acquired at an estimated fair value of $7.5 million. As disclosed by management, the Company valued the acquired customer relationships utilizing the multi-period excess earnings method, a form of income approach. Determining the fair value of the customer relationships acquired required management to make significant judgments, including the revenue growth rate assumption, attrition rate, selling and marketing adjustment, and discount rate.

We identified the valuation of customer relationships acquired in the acquisition of RFMi as a critical audit matter due to the significant judgments made by management to estimate the fair value of the acquired customer relationships and the sensitivity of the fair value to the significant underlying assumptions, which include the revenue growth rate assumption, attrition rate, selling and marketing adjustment, and discount rate. These significant assumptions are forward looking and could be affected by future economic and market conditions. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s fair value measurement of the acquired customer relationships.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of acquired customer relationships included the following, among others:

●	We obtained an understanding of the design of controls associated with management’s process for estimating the fair value of the acquired customer relationships.

●	We assessed the reasonableness of management’s projections by comparing the projection used to the historical financial results of the acquired business and certain peer companies.

●	We evaluated the reasonableness of the attrition rate by assessing the underlying data used in determining the rate and testing mathematical accuracy of the calculation.

●	We evaluated the reasonableness of the selling and marketing adjustment by assessing the underlying data used in determining the adjustment and testing mathematical accuracy of the calculation.

●	With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology and the following significant valuation assumption:

○	Discount rate by testing the source information underlying the determination of the discount rate, testing mathematical accuracy of the calculation, and reconciling the weighted average cost of capital, weighted average return on assets and internal rate of return.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2015.

New York, NY
September 12, 2022

Akoustis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30,	June 30,
	2022	2021
Assets

Assets:
Cash and cash equivalents	$80,485	$88,322
Accounts receivable	3,793	1,170
Inventory	4,094	1,390
Other current assets	3,359	2,314
Total current assets	91,731	93,196

Property and equipment, net	51,157	30,730
Goodwill	8,051	—
Intangibles, net	8,994	572
Operating lease right-of-use asset, net	1,126	471
Other assets	279	25
Total Assets	$161,338	$124,994

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$11,204	$6,954
Contingent Consideration	855	—
Operating lease liability	313	270
Deferred revenue	286	41
Total current liabilities	12,658	7,265

Long-term Liabilities:
Convertible notes payable, net	43,731	—
Contingent Consideration	591	—
Operating lease liability	811	202
Other long-term liabilities	117	117
Total long-term liabilities	45,250	319

Total Liabilities	57,908	7,584
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred Stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 57,079,347 and 51,235,764 shares issued and outstanding at June 30, 2022 and June 30, 2021, respectively	57	51
Additional paid in capital	310,171	265,130
Accumulated deficit	(206,798)	(147,771)
Total Stockholders’ Equity	103,430	117,410
Total Liabilities and Stockholders’ Equity	$161,338	$124,994

See accompanying notes to the consolidated financial statements.

Akoustis Technologies, Inc.

Consolidated Statements of Operations

 (In thousands, except per share data)

	For the Year Ended June 30, 2022	For the Year Ended June 30, 2021

Revenue	$15,350	$6,618

Cost of revenue	19,487	10,651

Gross profit	(4,137)	(4,033)

Operating expenses
Research and development	35,708	24,076
General and administrative expenses	20,710	13,285
Total operating expenses	56,418	37,361

Loss from operations	(60,555)	(41,394)

Other (expense) income
Interest (expense) income	(77)	(5,130)
Change in fair value of contingent liability	(347)	—
Gain on extinguishment of debt	—	1,624
Change in fair value of derivative liabilities	(48)	744
Total Other (expense) income	(472)	(2,762)
Net loss before income taxes	$(61,027)	$(44,156)

Income taxes	$(1,833)	—

Net loss	$(59,194)	$(44,156)

Net (income) loss attributable to noncontrolling interest	167	—

Net Loss attributable to common stockholders	(59,027)	(44,156)

Net loss per common share - basic and diluted	$(1.09)	$(1.02)

Weighted average common shares outstanding - basic and diluted	54,021,205	43,426,602

See accompanying notes to the consolidated financial statements.

Akoustis Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2022 and 2021

(In thousands)

					Total Akoustis
	Common Stock		Additional Paid In	Accumulated	Technologies, Inc.	Noncontrolling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, June 30, 2020	37,990	$38	$145,072	$(103,615)	$41,495	$—	$41,495

Common stock issued for cash, net of issuance costs	7,056	7	83,066	—	83,073	—	83,073

Common stock issued in note conversion	4,984	5	25,265	—	25,270	—	25,270

Stock-based compensation	620	1	8,192	—	8,193	—	8,193

Common stock issued for exercise of warrants	219	—	1,109	—	1,109	—	1,109

Common stock issued for exercise of options	221	—	1,344	—	1,344	—	1,344

ESPP purchase	74	—	473	—	473	—	473

Common stock issued in payment of note interest	72	—	609	—	609	—	609

Net loss	—	—	—	(44,156)	(44,156)	—	(44,156)
Balance, June 30, 2021	51,236	$51	$265,130	$(147,771)	$117,410	$—	$117,410

Common stock issued for cash, net of issuance costs	4,178	4	27,574	—	27,578	—	27,578

Stock-based compensation	739	1	10,246	—	10,247	—	10,247

Common stock issued for exercise of warrants	21	—	67	—	67	—	67

Common stock issued for exercise of options	87	—	409	—	409	—	409

ESPP purchase	135	1	592	—	3	—	593

Common stock issued in acquisition	683	—	4,162	—	4,162	—	4,162

Noncontrolling interest acquired	—	—	1,991	—	1,991	167	2,158

Net loss	—	—	—	(59,027)	(59,027)	(167)	(59,194)

Balance, June 30, 2022	57,079	$57	$310,171	$(206,798)	$103,430	$—	$103,430

See accompanying notes to the consolidated financial statements.

Akoustis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended	For the Year Ended
	June 30, 2022	June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,194)	$(44,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,853	4,655
Stock-based compensation	10,247	8,192
Amortization of debt discount	29	4,406
Non-cash interest payments	—	609
(Gain)/Loss on disposal of assets	(210)	—
Gain on extinguishment of debt	—	(1,624)
Change in fair value of derivative liabilities	—	(744)
Amortization of operating lease right of use asset	271	228
Change in fair value of derivative liabilities	48	—
Change in fair value of contingent consideration	347	—
Changes in operating assets and liabilities:
Accounts receivable	(1,639)	(820)
Inventory	(2,506)	(1,254)
Other current asset	(1,241)	(905)
Other assets	(12)	257
Accounts payable and accrued expenses	2,975	1,983
Lease liabilities	(274)	(232)
Other long term liabilities	(1,980)	—
Deferred revenue	91	41
Net Cash Used in Operating Activities	(45,195)	(29,364)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(27,720)	(12,440)
Cash received from sale of fixed assets	357	—
Cash paid for investment in subsidiary	(7,579)	(51)
Net Cash Used in Investing Activities	(34,942)	(12,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	27,578	82,843
Proceeds from exercise of warrants	67	1,109
Proceeds from exercise of employee stock options	409	1,344
Proceeds from employee stock purchase plan	593	473
Proceeds received from convertible note, net of issuance costs	43,654	—
Net Cash Provided by Financing Activities	72,300	85,769

Net Increase (Decrease) in Cash, Cash Equivalents	(7,837)	43,914
Cash and Cash Equivalents - Beginning of Period	88,322	44,408
Cash and Cash Equivalents - End of Period	$80,485	$88,322

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$112	$—
Interest	$—	$325

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in note conversion	$—	$25,270
Fixed assets included in accounts payable and accrued expenses	$(393)	$—
Stock issuance costs included in accounts payable and accrued expenses	$—	$(230)
Acquisition of Business
Tangible assets, excluding cash and cash equivalents	$1,346	—
Intangibles	$9,452	—
Goodwill	$8,051	—
Deferred Tax Liability	$(1,980)	—
Contingent consideration	$1,099	—
Liabilities assumed	$(1,871)	—
Issuance of common stock for acquisition	$4,162	—
Noncontrolling interest acquired	$(2,158)	—

See accompanying notes to the consolidated financial statements.

AKOUSTIS TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

Note 1. Organization

Akoustis Technologies, Inc. (“the Company”) was incorporated on April 10, 2013, and effective December 15, 2016, the Company changed its state of incorporation to the State of Delaware. Through its subsidiaries, Akoustis, Inc. (a Delaware corporation) and RFM Integrated Device, Inc. (a Texas corporation) (“RFMi”), the Company, headquartered in Huntersville, North Carolina, is focused on developing, designing, and manufacturing innovative radio frequency (“RF”) filter products for the wireless industry, including for products such as smartphones and tablets, cellular infrastructure equipment, WiFi Customer Premise Equipment (“CPE”), and military and defense communication applications. Located between the device’s antenna and its digital backend, the RF front-end (“RFFE”) is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. To construct the resonator devices that are the building blocks for its RF filters, the Company has developed a family of novel, high purity acoustic piezoelectric materials as well as a unique microelectromechanical system (“MEMS”) wafer process, collectively referred to as XBAW™ technology. The Company leverages its integrated device manufacturing (“IDM”) business model to develop and sell high performance RF filters using its XBAWTM technology. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RFFE. Additionally, through RFMi, a wholly-owned subsidiary of Akoustis, Inc., the Company makes sales of complementary SAW resonators, RF filters, crystal (Xtal) resonators and oscillators, and ceramic products branded as “RFMi” products.

Note 2. Liquidity

As of June 30, 2022, the Company had cash and cash equivalents of $80.5 million and working capital of $79.5 million. The Company has historically incurred recurring operating losses and experienced net cash used in operating activities.

The Company expects its current cash and cash equivalents to be sufficient to fund its operations beyond the next twelve months from the date of filing of this Form 10-K. These funds will be used to fund the Company’s operations, including capital expenditures, R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. Except for the $48.0 million of common stock remaining available to be sold under its ATM Sales Agreement with Oppenheimer & Co. Inc., Craig-Hallum Capital Group LLC, and Roth Capital Partners, LLC, the Company has no commitments or arrangements to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Akoustis, Inc and RFM Integrated Device, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates and assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). The policies, estimates and assumptions include estimates and assumptions used in valuation of equity instruments, deferred taxes and related valuation allowances, contingent consideration, goodwill, fair value of the acquired intangible assets, initial fair value of the non-controlling interest, revenue recognition, derivative liabilities, and the fair values of long-lived assets. Actual results could differ from the estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits; as of June 30, 2022, approximately $80.5 million was uninsured.

Accounts Receivable

Accounts receivable is recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. Management considers an account receivable to be past due when it is not settled under its stated terms. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended June 30, 2022 and 2021, the Company's allowance for doubtful accounts was immaterial. The Company does not have any off balance sheet credit exposure related to its customers.

Inventory, net

Inventory, which consists of raw materials, work-in-process and finished product, is stated at the lower of cost or net realizable value. Inventory is valued on a first-in first-out basis. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

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

Leases

The Company determines if an arrangement is a lease at inception. For each lease, the lease term is determined at the commencement date and includes renewal options and termination options when it is reasonably certain that the Company will exercise that option. Operating leases with the lease terms greater than one year are included in operating lease right-of-use (“ROU”) assets and current and long-term operating lease liabilities in the Company’s consolidated balance sheets.

Operating lease ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term using an estimated rate of interest the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The operating lease ROU assets are based on the liability adjusted for any prepaid or deferred rent and lease incentives. The incremental borrowing rate was utilized to discount lease payments over the expected term given that the Company’s operating leases do not provide an implicit rate. The Company estimates the incremental borrowing rate to reflect the profile of secured borrowing over the expected term of the leases based on the information available at the later of the date of adoption or the lease commencement date. Rent expense for the operating lease is recognized on a straight-line basis over the lease term.

Business Combinations

The Company uses the acquisition method of accounting for business combinations and recognizes assets acquired and liabilities assumed at their fair values on the date acquired. Goodwill represents the excess of the purchase price over the fair value of the acquired identifiable net assets. The fair values of the assets and liabilities acquired are determined based upon the Company’s valuation using a combination of market, income, or cost approaches. The valuation involves making significant estimates and assumptions, which are based on detailed financial models including the projection of future cash flows and the weighted average cost of capital.

Contingent Consideration

Contingent consideration relates to the potential payment for an acquisition that is contingent upon the achievement by the acquired business of revenue targets. The Company records contingent consideration at fair value based on the consideration expected to be transferred. For potential payments related to revenue target achievements, the Company estimated the fair value based on the probability of achievement of such revenue targets. The assumptions utilized in the calculation of the fair value include the probability assessments of expected future sales revenue of RFMi products in each of calendar year 2022 and 2023 and the volatility of those revenues, appropriately discounted considering the uncertainties associated with the obligation. Contingent consideration is remeasured each reporting period, and subsequent changes in fair value are recognized within other (expense) income in the Company’s Statement of Operations.

Goodwill and Intangible assets, net

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company has two operating segments and two reporting units. The Company reviews goodwill at least annually for possible impairment and will test for impairment between annual tests if an event occurs that would more likely than not reduce the fair value of the reporting unit below its carrying value. No impairment charge was recognized for the year ended June 30, 2022.

Intangible assets consist of developed technology, trademarks, and customer relationships. Applicable long–lived assets are amortized over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents. Estimates of useful lives and periods of expected revenue generation are reviewed for appropriateness and are based upon management’s judgment. Developed technology is amortized using the straight-line method over their weighted average useful lives of 10 years, trademarks are amortized using the straight-line method over their useful lives of 5 years and customer relationships are amortized using the straight-line method over their useful lives of 7 years.

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

Fair value measurements are categorized using a valuation hierarchy for disclosure of the inputs used to measure fair value, which prioritize the inputs into three broad levels:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date, and include those financial instruments that are valued using models or other valuation methodologies.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Derivative Liability

The Company evaluates its options, warrants, convertible notes, or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be accounted for separately. The fair value of any identified embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. The change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

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

The Company analyzes whether an instrument (or an embedded feature) is indexed to the Company’s own stock and uses a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

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

Income taxes

The Company accounts for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recognized and represent the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. They are measured using the enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes interest and penalties related to uncertain tax positions in selling, general and administrative expenses.

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

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update 2019-12, “Simplifying the Accounting for Income Taxes,” which eliminated certain exceptions within ASC 740, “Income Taxes” and clarified and simplified other aspects of the current accounting guidance. The Company adopted this standard in the first quarter of fiscal 2022, and it did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies accounting for convertible instruments by removing major separation models required under current Generally Accepted Accounting Principles (GAAP).” In addition, the ASU “removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it” and “simplifies the diluted earnings per share (EPS) calculation in certain areas. The guidance is effective for fiscal years beginning after December 15, 2021 and interim periods therein, with early adoption permitted. The Company early adopted this standard in the first quarter of fiscal 2022, and it did not have a material impact on the Company’s consolidated financial statements.

Note 4. Revenue Recognition from Contracts with Customers

Disaggregation of Revenue

The Company’s primary revenue streams include foundry fabrication services and product sales across multiple geographic regions primarily Americas, Asia and Europe.

Foundry Fabrication Services

Foundry fabrication services revenue includes microelectromechanical systems (“MEMS”) foundry services, which the Company exited in fiscal year 2021, and Non-Recurring Engineering (“NRE”). Under these contracts, products are delivered to the customer at the completion of the service which represents satisfaction of the performance obligation as well as transfer of title. Depending on language with regards to enforceable right to payment for performance completed to date, related revenue will either be recognized over time or at a point in time.

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

The following table summarizes the revenues of the Company’s reportable segments by geographic region for the year ended June 30, 2022, (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
Americas	1,389	2,388	3,777
Asia	484	8,146	8,630
Europe	—	2,930	2,930
Other	—	13	13
Total	$1,873	$13,477	$15,350

The following table summarizes the revenues of the Company’s reportable segments for the year ended June 30, 2021, (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
Americas	569	349	918
Asia	368	3,312	3,680
Europe	1,911	109	2,020
Total	$2,848	$3,770	$6,618

Performance Obligations

The Company has determined that contracts for product sales revenue and foundry fabrication services revenue involve one performance obligation, which is delivery of the final product.

Contract Balances

The Company records a receivable when the title for goods has transferred. Generally, all sales are contract sales (with either an underlying contract or purchase order), resulting in all receivables being contract receivables. When invoicing occurs prior to revenue recognition a contract liability is recorded.

The following table summarizes the changes in the opening and closing balances of the Company’s contract asset (included in Other current assets on the Consolidated Balance Sheet) and contract liability (included as Deferred revenue on the Consolidated Balance Sheet) for the years ended June 30, 2022 and 2021 (in thousands):

	Contract Assets	Contract Liabilities
Balance, June 30, 2021	$411	$41
Closing, June 30, 2022	923	286
Increase/(Decrease)	512	245

Balance, June 30, 2020	$125	$—
Closing, June 30, 2021	411	41
Increase/(Decrease)	286	41

The amount of revenue recognized in the year ended June 30, 2021 that was included in the opening contract liability balance consisted of $41 thousand that related to filter product sales.

Contract assets are recorded when revenue recognized exceeds the amount invoiced. The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The amount of contract assets invoiced in the year ended June 30, 2022 that was included in the opening contract asset balance was $411 thousand, which primarily related to non-recurring engineering business.

Backlog of Remaining Customer Performance Obligations

Revenue expected to be recognized and recorded as sales during the next fiscal year from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) was $8.0 million as of June 30, 2022.

Note 5: Inventory, net

Inventory, net of reserves, consisted of the following as of June 30, 2022 and June 30, 2021 (in thousands):

	June 30, 2022	June 30, 2021
Raw Materials	$1,077	$124
Work in Process	1,061	1,188
Finished Goods	1,956	78
Total Inventory	$4,094	$1,390

Note 6. Property and equipment

Property and equipment consisted of the following as of June 30, 2022 and 2021 (in thousands):

	June 30, 2022	June 30, 2021	Estimated Useful Life
Land	$1,000	$1,000	n/a
Building	3,000	3,000	11 years
Equipment	57,750	35,120	2-10 years
Leasehold Improvements	4,715	1,946	*
Computer equipment and software	1,966	963	3-5 years
Total	68,431	42,029
Less: Accumulated depreciation	(17,274)	(11,299)
Total	$51,157	$30,730

(*)	Leasehold improvements which are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $6.8 million and $4.6 million for the years ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, equipment with a net book value totaling $14.5 million had not been placed in service and therefore was not depreciated during the period. As of June 30, 2021, fixed assets with a net book value totaling $4.9 million had not been placed in service and therefore was not depreciated during the period.

Note 7. Business Acquisition

On October 15, 2021, the Company acquired a majority ownership position in RFM Integrated Device, Inc. (“RFMi”), a fabless supplier of acoustic wave RF resonators and filters, to expand product offerings and provide access to new markets. The Company acquired a 51% ownership interest in RFMi from Tai-Saw Technology Co., Ltd. (“TST”) in exchange for $6.0 million in cash and approximately $2.3 million payable in common stock of the Company. On April 29, 2022, the Company exercised its option to acquire the remaining 49% ownership interest in RFMi from TST for an additional $3.5 million in cash and approximately 420,053 shares of common stock of the Company with a fair value at closing of $1.9 million.

Additionally, earn-out payments payable in cash and/or shares of common stock of the Company may be payable to TST based on the achievement of sales targets for RFMi products in each of calendar year 2022 and 2023, with potential payouts in the range of $0 to $3.0 million. The estimated fair value of the associated liability was based on the present value of the expected future payouts resulting from the projected RFMi product sales, applying a volatility rate of 30% against those future projected revenues and using a discount rate of 9.9% and 10.2% for the first and second earnouts, respectively, and thus represented a Level 3 fair value measurement. The contingent consideration is re-measured to fair value at each reporting date until the contingency is resolved, and those changes in fair value are recognized in earnings. The fair value of the contingent consideration increased $347 thousand during the year ended June 30, 2022.

The purchase price was allocated based on the estimated fair values of the assets acquired and liabilities assumed as follows (in thousands):

Consideration:
Cash paid	$9,500
Common stock	4,162
Fair value of contingent consideration	1,099
Total consideration	$14,761

Cash	$1,921
Other tangible assets	1,346
Intangible assets	9,452
Goodwill	8,051
Liabilities assumed	(1,871)
Deferred tax liability	(1,980)
Noncontrolling interest acquired	$(2,158)
Total assets acquired	$14,761

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

The goodwill resulting from the acquisition of RFMi, which has been recorded in the RF Product segment, is attributed to synergies and other benefits that are expected to be generated from this transaction and is not deductible for income tax purposes. During the year ended June 30, 2022, the Company recorded acquisition costs associated with the acquisition of RFMi totaling $0.1 million in “General and administrative expenses” in the Condensed Consolidated Statements of Operations.

Revenues included in the consolidated statement of operations for the year ended June 30, 2022 from this acquisition for the period subsequent to the closing of the transaction was approximately $5.7 million. Loss from operations included in the consolidated statement of operations for the year ended June 30, 2022 from this acquisition for the period subsequent to the closing of the transaction was approximately $0.4 million. Also included in the loss from operations in the year ended June 30, 2022 is expense of approximately $347 thousand relating to adjustments to the fair value of earnout contingent consideration described below.

Pro Forma Results

The following unaudited pro forma financial information summarizes the results of operations for year ended June 30, 2021 and 2022, as if the acquisitions had been completed as of July 1, 2020 (in thousands). The pro forma results were calculated applying the Company’s accounting policies and include the effects of adjustments related to the amortization charges from the acquired intangibles. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future.

	Years Ended June 30,
	2022	2021
	Unaudited Proforma	Unaudited Proforma
Revenues	$17,405	$11,074
Net Loss	$(59,470)	$(45,141)
Net Loss per share	$(1.09)	$(1.02)

Note 8: Goodwill

We perform an annual test for goodwill impairment during our last fiscal quarter. Based on our qualitative assessment, we have determined that there was no impairment to our goodwill as of June 30, 2022. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

During the year ended June 30, 2022, we did not identify any events or circumstances that would require an interim goodwill impairment test. We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of June 30, 2022 was $8.1 million.

Note 9: Intangible Assets

Intangible assets consisted of the following as of June 30, 2022 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Trademarks	$702	$(99)	$603	5
Developed Technology	$1,911	$(221)	$1,690	10
Customer Relationships	$7,455	$(754)	$6,701	7
Total	$10,068	$(1,074)	$8,994

Intangible assets consisted of the following as of June 30, 2021 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Developed Technology	$634	$(62)	$572	15

Amortization expense totaled $1 million for the year ended June 30, 2022. Estimated future amortization expense of intangible assets for each of the next five fiscal years and thereafter are as follows (in thousands):

2023	$1,431
2024	$1,431
2025	$1,431
2026	$1,431
2027	$1,332
Thereafter	$1,938
Total	$8,994

Note 10. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at June 30, 2022 and June 30, 2021 (in thousands):

	June 30, 2022	June 30, 2021
Accounts payable	$3,630	$1,188
Accrued salaries and benefits	4,641	4,415
Accrued good received not invoiced	1,472	761
Other accrued expenses	1,461	590
Totals	$11,204	$6,954

Note 11.  Notes Payable

Convertible Senior Notes due 2027

The following table summarizes convertible debt as of June 30, 2022 (in thousands):

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Derivatives	Carrying Value
Long Term convertible notes payable
6.0% convertible senior notes	06/15/2027	6.00%	$4.71	$44,000	$(3,297)	$3,028	$43,731
Ending Balance as of June 30, 2022				$44,000	$(3,297)	$3,028	$43,731

On June 9, 2022, Akoustis Technologies, Inc. (the “Company”) issued $44.0 million aggregate principal amount of its 6.0% Convertible Senior Notes due 2027 (the “Notes”) guaranteed by its wholly-owned subsidiary, Akoustis, Inc. (the “Guarantor”).

The Notes were issued pursuant to an indenture (the “Indenture”), dated June 9, 2022, among the Company, the Guarantor and The Bank of New York Mellon Trust Company, N.A., as trustee. The Notes bear interest at a rate of 6.0% per year until maturity on June 15, 2027 (the “Maturity Date”). Interest on the Notes accrues from the date of issuance or from the most recent date to which interest has been paid and is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2022. At the Company’s option, interest may be paid in cash and/or freely tradable shares of the Company’s common stock, subject to certain limitations, valued at 95% of the volume weighted average price of the common stock for the ten trading days ending on and including the trading day immediately preceding the interest payment date. The Company will settle conversions of the Notes through delivery of shares of common stock of the Company in accordance with the terms of the Indenture. The initial conversion price for the Notes is approximately $4.71 per share.

Conversion

On or after December 9, 2022, holders of the Notes may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding the Maturity Date. If any Notes are converted prior to June 9, 2025 (the “Interest Make-Whole Date”), the Company will make a payment to the holder of such Notes equal to the sum of the remaining scheduled payments of interest that would have been made on the Notes to be converted had such Notes remained outstanding from the conversion date through and including the Interest Make-Whole Date. The Company will have the option to pay such Interest Make-Whole Payment in cash and/or common stock, subject to certain limitations, valued at 95% of the volume weighted average price of the common stock for the ten trading days ending on and including the trading day immediately preceding the redemption date.

Issuer Redemption

The Company may redeem the Notes, in whole or in part, at any time and from time to time on or after June 9, 2023 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest on such principal, if any, up to the redemption date. The Notes will become subject to the Company’s right to redeem as follows: (i) on or after June 9, 2023, up to one-third of the aggregate principal amount of the Notes initially issued; (ii) on or after June 9, 2024, up to two-thirds of the aggregate principal amount of the Notes initially issued; and (iii) on or after June 9, 2025, up to 100% of the aggregate principal amount of the Notes initially issued; provided, that at any time the Company exercises the redemption right, (1) the closing sale price per share of the Company’s common stock is greater than 150% of the then-effective conversion price for each of 20 consecutive days of the 30 consecutive trading day period immediately preceding the Company’s redemption notice and (2) a registration statement registering the resale of all shares of common stock into which the principal amount of the Notes is convertible and all shares of common stock issuable as interest or as Interest Make-Whole Payments upon conversion or redemption of any Notes is effective and a current prospectus related thereto remains available throughout the period from the date the redemption notice is delivered to the holders to and including the redemption date. If the Company redeems the Notes prior to the Interest Make-Whole Date, the holder will also receive an interest make-whole payment equal to the remaining scheduled interest payments that would have been made on the notes redeemed had such notes remained outstanding through the Interest Make-Whole Date (an “Interest Make-Whole Payment”). The Company will have the option to pay such Interest Make-Whole Payment in cash and/or common stock, subject to certain limitations, valued at 95% of the volume weighted average price of the common stock for the ten trading days ending on and including the trading day immediately preceding the redemption date.

Fundamental Change

If the Company undergoes a “qualifying fundamental change,” as defined in the Indenture, under certain circumstances holders who convert their Notes in connection with such a qualifying fundamental change will be entitled to receive, at each holder’s option either (i) a “qualifying fundamental change payment” with respect to such converted Notes based on a make-whole table set forth in the Indenture, or (ii) if greater, the amount of any Interest Make-Whole Payment due in respect of the converted Notes. Subject to certain limitations, qualifying fundamental change payments will be made all in shares of common stock unless the Company gives written notice to the Note holders that it intends to make such payments either all or partially in cash. For purposes of determining any cash payment to be made in respect of a qualifying fundamental change payment, each share of common stock will be valued at 95% of the “Stock Price” (as determined in accordance with the Indenture).

The Company analyzed the components of the convertible notes for embedded derivatives and the application of the corresponding accounting treatment. This analysis determined that certain features of the notes represented derivatives that require bifurcation from the host contract. The fair value of these components of $3.0 million was recorded as a debt discount and will be adjusted to fair value at the end of each future reporting period. The Company recorded total debt discount and debt issuance costs of $3.3 million, to be amortized over five years using an effective interest method. Debt discount and debt issuance costs include the fair value of the embedded features at the issuance date of $3.0 million and debt issuance costs paid totaling $0.3 million.

Interest expense on the Notes during the year ended June 30, 2022 included contractual interest of $154 thousand and debt discount amortization of $29 thousand.

Loans Payable

On May 20, 2020, Akoustis, Inc., the operating subsidiary of the Company, issued a promissory note (the “Promissory Note”) in favor of Bank of America, NA (the “Lender”) that provided for a loan in the principal amount of $1.6 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On April 9, 2021, Akoustis, Inc. received notice from the Lender that the full amount of the Promissory Note was forgiven pursuant to the PPP. The Company recorded approximately $1.6 million of debt extinguishment gain as a result of this forgiveness during the year ended June 30, 2021.

Note 12. Concentrations

Customers

Customer concentration as a percentage of revenue for the years ended June 30, 2022 and 2021 are as follows:

	Year Ended 06/30/2022	Year Ended 06/30/2021
Customer 1	26%	47%
Customer 2	10%	—
Customer 3	—	29%

Customer concentration as a percentage of accounts receivable for the years ended June 30, 2022 and 2021 are as follows:

	Year Ended 06/30/2022	Year Ended 06/30/2021
Customer 1	25%	63%
Customer 2	—	21%
Customer 3	—	12%

Note 13. Stockholders’ Equity

Equity Issuances

On May 8, 2020, the Company entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Piper Sandler& Co., which was amended on February 19, 2021, (the “Sales Agreement”) pursuant to which the Company may sell from time-to-time shares of its common stock having an aggregate offering price of up to $100,000,000 (the “2020 Equity Offering Program”).

On May 2, 2022, the Company entered into an ATM Sales Agreement with Oppenheimer & Co. Inc., Craig-Hallum Capital Group LLC, and Roth Capital Partners, LLC pursuant to which the Company may sell from time-to-time shares of its common stock having an aggregate offering price of up to $50,000,000 (the “2022 Equity Offering Program”).

The following table summarizes sales through the 2020 Equity Offering Program and the 2022 Equity Offering Program during the year ended June 30, 2022:

Three months ended	Avg price per share	Number of Shares	Gross Proceeds (in millions)	Offering Expenses (in millions)	Net Proceeds (in millions)
September 30, 2021	$9.99	555,455	$5.5	$0.1	$5.4
December 31, 2021	$7.04	1,931,022	$13.6	$0.2	$13.4
March 31, 2022	$6.03	1,157,919	$7.0	$0.2	$6.8
June 30, 2022	$3.88	533,922	$2.1	$0.1	$2.0
Total fiscal year ended June 30, 2022	$6.75	4,178,318	$28.2	$0.6	$27.6

The following table summarizes sales through the 2020 Equity Offering Program during the year ended June 30, 2021:

Three months ended	Avg price per share	Number of Shares	Gross Proceeds (in millions)	Offering Expenses (in millions)	Net Proceeds (in millions)
September 30, 2020	$8.09	416,221	$3.4	$0.1	$3.3
December 31, 2020	$8.93	2,296,023	$20.5	$0.4	$20.1
March 31, 2021	$14.99	2,082,148	$31.2	$0.5	$30.7
June 30, 2021	$10.01	762,197	$7.6	$0.1	$7.5
Total fiscal year ended June 30, 2021	$11.28	5,556,589	$62.7	$1.1	$61.6

February 2021 Registered Direct Offering

On February 19, 2021, the Company entered into securities purchase agreements to sell a total of 1,500,000 shares of its common stock to a limited number of institutional investors in a registered direct offering at a purchase price of $14.3592 per share for aggregate gross proceeds of $21.5 million. The offering closed on February 23, 2021.

Equity incentive plans

On November 1, 2018, the Board of Directors adopted, and on the same date approved, the Company’s 2018 Stock Incentive Plan (as amended, the “2018 Plan”), which authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants and other stock awards. The 2018 Plan initially reserved a total of 3,000,000 shares of common stock for issuance thereunder. On September 24, 2019, the Company’s stockholders approved an amendment to the 2018 Plan increasing the number of shares reserved for issuance thereunder to 6,000,000. As of June 30, 2022, 845,013, shares remained available for future grants under the 2018 Plan. The Company previously maintained the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2016 Stock Incentive Plan (the “2016 Plan”). No additional shares will be issued under the 2015 Plan or the 2016 Plan. The Company settles awards issued under all plans with newly issued common shares.

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

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following assumptions:

	June 30, 2022	June 30, 2021
Exercise price	$3.79 - $10.15	$7.72- $17.61
Expected term (years)	4.75 – 5.00	4.00 – 5.00
Risk-free interest rate	0.76 – 3.38%	0.25 – 0.78%
Volatility	66 – 67%	67 – 68%
Dividend yield	0%	0%
Weighted Average Grant Date Fair Value of Options granted during the period		$8.49

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

The following is a summary of the option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – June 30, 2021	2,497,577	6.49
Granted	712,300	8.49
Exercised	(87,263)	4.69
Forfeited/Cancelled	(102,612)	8.55
Outstanding – June 30, 2022	3,020,002	6.95	4.20	286
Exercisable – June 30, 2022	1,707,578	5.94	3.11	286

The total intrinsic value of options exercised during the fiscal years ended June 30, 2022 and June 30, 2021 was $286 thousand and $1,509 thousand, respectively.

As of June 30, 2022, the Company has $3.2 million in unrecognized stock-based compensation expense attributable to the outstanding options, which will be amortized over a period of 2.4 years.

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in thousands):

	As of June 30, 2022
	Unrecognized stock-based compensation	Weighted- average years to be recognized
Options	$3,224	2.41
Restricted stock awards/units	$9,286	2.23

For the years ended June 30, 2022 and 2021, the Company recorded $10.2 million and $8.2 million, respectively, in stock-based compensation which is reflected in total operating expenses in the consolidated statements of operations as follows (in thousands):

	2022	2021
Research and Development	$5,586	$4,037
General and Administrative	4,661	4,155
Total	$10,247	$8,192

Restricted Stock Units and Restricted Stock Awards

A summary of unvested restricted stock awards (“RSAs”) and restricted stock unit awards (“RSUs”) outstanding as of June 30, 2022 and changes during the year ended is as follows:

	Number of RSAs/RSUs	Weighted Average Fair Value per Share/Unit
Outstanding - June 30, 2021	1,707,608	$8.45
Granted	1,240,510	8.16
Vested	(686,233)	8.23
Forfeited/Cancelled/Repurchased	(124,300)	9.42
Outstanding – June 30, 2022	2,177,585	8.30

The weighted average grant date fair value per share for awards granted during the fiscal years ended June 30, 2022 and June 30, 2021 was $8.16 and $9.77, respectively. The total fair value of restricted awards that vested during the fiscal years ended June 30, 2022 and June 30, 2021 was $5.1 million and $6.9 million, respectively.

During the years ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense of $7.7 million and $6.1 million, respectively related to the RSAs and RSUs that have been issued to date.

As of June 30, 2022, the Company had approximately $9.3 million in unrecognized stock-based compensation expense related to the unvested shares.

Employee Stock Purchase Plan

Effective November 1, 2018, the Company adopted the Akoustis Technologies, Inc. Employee Stock Purchase Plan 2018 (the “ESPP”), which was approved by the stockholders on the same date, The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85.0% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. At June 30, 2022, 0.21 million shares were available for future issuance under this plan. The Company makes no cash contributions to the ESPP but bears the expenses of its administration. The Company issued 0.14 million, and 0.07 million shares under the ESPP in fiscal years 2022 and 2021, respectively. The Company settles awards issued under the ESPP with newly issued common shares.

For the years ended June 30, 2022 and 2021, the Company recorded $0.25 million and $0.17 million, respectively, in stock-based compensation related to grants of ESPP shares.

Note 14. Leases

The Company leases office space in Huntersville, NC, Carrollton, Texas and Taiwan and leases equipment in Canandaigua, NY. During the fourth quarter 2022, the Company determined that it is reasonably certain that it will exercise its option to extend its leases in both Huntersville, NC and Carrolton, Texas for an additional three years which resulted in the remeasurement of its right of use asset and corresponding right of use liability. In addition, a new lease for office space in Taiwan was executed resulting in the initial measurement of the related right of use asset and liability.

Following adoption of ASC 842, lease expense excludes capital area maintenance and property taxes.

The components of lease expense were as follows (in thousands):

	Year Ended June 30, 2022	Year Ended June 30, 2021
Operating Lease Expense	$348	$310

Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification on the Consolidated Balance Sheet	June 30, 2022
Assets
Operating lease assets	Other non-current assets	$1,126

Liabilities
Other current liabilities	Current liabilities	313
Operating lease liabilities	Other non-current liabilities	811

Weighted Average Remaining Lease Term:
Operating leases	3.42 Years

Weighted Average Discount Rate:
Operating leases	10.03%

The following table outlines the minimum future lease payments for the next five years and thereafter, (in thousands):

For the year ending June 30,
2023	412
2024	366
2025	357
2026	199
Thereafter	—
Total lease payments (Undiscounted cash flows)	1,333

Less imputed interest	(208)
Total	$1,125

Note 15. Commitments and Contingencies

Ontario County Industrial Development Authority Agreement

On February 27, 2018, the Company entered into a Lease and Project Agreement (the “Lease and Project Agreement”) and a Company Lease Agreement (the “Company Lease Agreement” and together with the Lease and Project Agreement, the “Agreements”), each dated as of February 1, 2018, with the Ontario County Industrial Development Agency, a public benefit corporation of the State of New York (the “OCIDA”). Pursuant to the Agreements, the Company will lease for $1.00 annually to the OCIDA an approximately 9.995 acre parcel of land in Canandaigua, New York, together with the improvements thereon (including the Company’s New York fabrication facility), and transfer title to certain related equipment and personal property to the OCIDA (collectively, the “Facility”). The OCIDA will lease the Facility back to the Company for annual rent payments specified in the Lease and Project Agreement for the Company’s primary use as research and development, manufacturing, warehouse and professional office space in its business, and to be subleased, in part, by the Company to various existing tenants. The Company estimates substantial tax savings during the term of the Agreements, which expire on December 31, 2028. In addition, subject to the terms of the Lease and Project Agreement, certain purchases and leases of eligible items will be exempt from the imposition of sales and use taxes. Subject to the terms of the Lease and Project Agreement, the OCIDA has also granted to the Company an exemption from certain mortgage recording taxes for one or more mortgages securing an aggregate principal amount not to exceed $12.0 million, or such greater amount as approved by the OCIDA in its sole and absolute discretion. Benefits totaling approximately $0.3 million provided to the Company through June 2022 pursuant to the terms of the Lease and Project Agreement are subject to claw back over the life of the Agreements upon certain recapture events, including certain events of default.

Litigation, Claims and Assessments

On October 4, 2021, the Company was named as a defendant in a complaint filed by Qorvo, Inc. in the United States District Court for the District of Delaware alleging, among other things, patent infringement, false advertising, false patent marking, and unfair competition. The plaintiff seeks an injunction enjoining us from the alleged infringement and damages, including punitive and statutory enhanced damages, in an unspecified amount. The Company filed a motion to dismiss all of the claims other than the direct patent infringement claims, but the court permitted the plaintiff to file an amended complaint which the court subsequently determined was sufficient for pleading purposes. The Court dismissed the Company’s motion in May 2022. We believe this lawsuit is without merit and intend to defend against it vigorously. However, we can provide no assurance as to the outcome of such dispute, and such action may result in judgments against us for an injunction, significant damages or other relief, such as future royalty payments to Qorvo, Inc. or restrictions on certain of our activities. Resolution of such matter may be prolonged and costly, and the ultimate result or judgment is uncertain due to the inherent uncertainty in litigation and other proceedings. Even if ultimately settled or resolved in our favor, this and other possible future actions may result in significant expenses, diversion of management and technical personnel attention and disruptions and delays in our business and product development, and other collateral consequences, all of which could have a material adverse effect on our business, financial condition and results of operations. Any out-of-court settlement of this or other actions may also have an adverse effect on our business, financial condition and results of operations, including, but not limited to, substantial expenses, the payment of royalties, licensing or other fees payable to third parties, or restrictions on our ability to develop, manufacture and sell our products.

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

The Company’s gross unrecognized indirect tax credits totaled $0.1 million as of June 30, 2022 and $0.1 million as of June 30, 2021 and are recorded on the Consolidated Balance Sheet as a long-term liability.

Note 16. Income Taxes

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

The components of income tax expense (benefit) for the years ended June 30, 2022 and June 30, 2021 are as follows (in thousands):

	June 30, 2022	June 30, 2021
Current:
Federal	$134	$—
State and Local	15	—
Total Current Tax Provision (Benefit)	149	—

Deferred:
Federal	(2,000)	—
State and Local	18	—
Total Deferred Tax Provision (Benefit)	(1,982)	—

Total Tax Provision (Benefit)	$(1,833)	$—

The provision for/(benefit from) income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for/(benefit from) income taxes. The sources and tax effects of the differences are as follows:

	For the Year Ended June 30, 2022	For the Year Ended June 30, 2021
Income taxes at Federal statutory rate	(21.00)%	(21.00)%
State income taxes, net of Federal income tax benefit	(0.29)%	(0.15)%
Tax Credits	(1.49)%	(2.15)%
Stock-based compensation	0.28%	(1.30)%
Other	0.14%	(0.30)%
Change in Valuation Allowance	19.32%	24.92%
Effect of changes in income tax rate applied to net deferred taxes	0.04%	(0.02)%
Income Tax Provision	(3.00)%	0.00%

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows, (in thousands):

	June 30, 2022	June 30, 2021
Deferred Tax Assets
Net Operating Loss Carryforwards	$47,031	$32,688
Stock-based compensation	3,680	2,804
Credits	2,725	1,817
Other	1,022	1,010
	54,458	38,319
Deferred Tax Liabilities
Intangibles	(1,808)	—
Accumulated depreciation/basis differences	(7,158)	(4,620)
	(8,966)	(4,620)

Valuation Allowance	(45,492)	(33,699)
Net Deferred Tax Assets	$—	$—

At June 30, 2022, the Company had federal loss carryovers of approximately $34.2 million that will expire in stages beginning in 2034 if unused and federal loss carryovers of $182.8 million that will carry forward indefinitely. The North Carolina, New York, California and Florida state loss carryovers of approximately $28.7 million, $11.5, $12.7 and $0.05 million, respectively, will begin to expire in 2029 if unused. Federal research credits of $2.7 million will expire beginning in 2034 if not utilized.

The company has not performed a detailed analysis to determine whether an ownership change under IRC Section 382 has occurred during the year ended June 30, 2022 or during any earlier year. If upon a complete analysis the company were to determine that an ownership change under Section 382 had occurred the effect of the ownership change would be the imposition of annual limitations on the use of NOL carryforwards. Any limitation may result in the expiration of a portion or all of the NOLs before utilization.

Based on a history of cumulative losses at the Company and the results of operations for the years ended June 30, 2022 and 2021, the Company determined that it is more likely than not it will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the deferred tax assets is required. The net change in the valuation allowance during the year ended June 30, 2022 was an increase of approximately $11.8 million.

The Company’s gross unrecognized tax benefits totaled $0.4 million as of June 30, 2022 and $0.3 million as of June 30, 2021. Of these amounts, $0.4 million and $0.3 million as of June 30, 2022 and June 30, 2021, respectively, represent the amounts of unrecognized tax benefit that, if recognized, would impact the effective tax rate in each of the fiscal years.

A reconciliation of June 30, 2021 through June 30, 2022 beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	June 30, 2022	June 30, 2021
Beginning Balance	$326	$200
Additions based on positions related to the current year	80	60
Additions for tax positions in prior years	21	66
Reductions for tax positions in prior years	—	—
Expiration of statute of limitations	—	—
Ending Balance	$427	$326

The unrecognized tax benefit of $427 thousand at the end of June 30, 2022 is recorded on the Consolidated Balance Sheet as a reduction to the carrying value of the gross deferred tax assets.

The Company’s fiscal 2018 federal and state returns and all subsequent years remain open for examination, as well as all attributes brought forward into those years. The Company is not currently under examination by any taxing authorities.

Note 17. Segment Information

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

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the years ended June 30, 2022 and 2021 are as follows (in thousands):

	Foundry Fabrication Services	RF Filters	Total
Year ended June 30, 2022
Revenue	$1,870	$13,480	$15,350
Cost of revenue	2,452	17,035	19,487
Gross margin	(582)	(3,555)	(4,137)
Research and development	—	35,708	35,708
General and administrative	—	20,710	20,710
Income/(Loss) from Operations	$(582)	$(59,973)	$(60,555)

Year ended June 30, 2021
Revenue	$2,848	$3,770	$6,618
Cost of Revenue	1,507	9,144	10,651
Gross Margin	1,341	(5,374)	(4,033)
Research and development	—	24,076	24,076
General and administrative	—	13,285	13,285
Loss from Operations	$1,341	$(42,735)	$(41,394)

As of June 30, 2022
Accounts receivable	$572	$3,221	$3,793
Property and equipment, net	—	51,157	51,157

As of June 30, 2021
Accounts receivable	$242	$928	$1,170
Property and equipment, net	—	30,730	30,730

Note 18. Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the years ended June 30, 2022 and 2021 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Convertible Notes	9,341,825	—
Options	3,020,002	2,497,577
Warrants	41,103	167,109
Total	12,402,930	2,664,686

Note 19. Fair Value Measurement

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

The following table classifies the liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2022:

	Fair value at June 30, 2022	Level 1	Level 2	Level 3
Contingent consideration	$1,446	$—	$—	$1,446
Derivative liabilities	3,028	—	—	3,028
Total fair value	$4,474	$—	$—	$4,474

The following table sets forth a summary of the changes in the fair value of Level 3 contingent consideration that are measured at fair value on a recurring basis:

Contingent consideration	June 30, 2022
Beginning balance	$—
Initial fair value of contingent consideration	1,099
Change in fair value of contingent consideration	347
Ending balance	$1,446

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

The fair value of the contingent consideration liabilities on the issuance date and at the balance sheet date were valued with the following assumptions:

	June 30, 2022	October 15, 2021
Discount Rate	14.3% – 14.5%	9.9% – 10.2%
Revenue volatility	30%	30%
Risk free interest rate	1.71% – 3.04%	0.07% – 0.47%
Remaining term (years)	1.29 – 2.29	0.59 – 1.58

Fair Value of Embedded Derivatives	June 30, 2022
Beginning balance	$—
Initial fair value of make whole provision in convertible note	2,647
Initial fair value of change in control provision in convertible note	333
Change in fair value of convertible note derivatives	48
Ending balance	$3,028

The fair value of the embedded derivatives in our convertible note that were classified as Level 3 in the table above were estimated using a with and without approach on a lattice model framework with significant inputs that are not observable in the market and thus represent a Level 3 fair value measurement as defined in ASC 820. The significant inputs in the Level 3 measurement not supported by market activity include the probability and timing assessments of expected future change of control events, the volatility of our share price and the discount rate used to present value future cash payments under the convertible debt obligation. The development and determination of the unobservable inputs for Level 3 fair value measurements and the fair value calculations are the responsibility of the Company’s chief financial officer and are approved by the chief executive officer.

The fair value of the embedded derivatives in our convertible notes on the issuance date and at the balance sheet date were valued with the following assumptions:

	June 30, 2022	June 09, 2022
Stock Price	$3.70	$4.08
Volatility of stock price	70%	70%
Risk free interest rate	3.01%	3.07%
Debt yield	41.5%	40.0%
Remaining term (years)	5.0	5.0

Note 20. Subsequent Events

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

As of June 30, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2022.

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

As we are not an “accelerated filer” under SEC rules, we are not required to provide an auditor’s attestation of management’s assessment of internal control over financial reporting as of June 30, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2022 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2022 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2022 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2022 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2022 annual meeting of stockholders.

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

Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan of Conversion, dated December 15, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

2.2	Definitive Asset Purchase Agreement dated March 23, 2017 by and between The Research Foundation for the State University of New York and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017)

2.3	Definitive Real Property Purchase Agreement dated March 23, 2017, by and between Fuller Road Management Corporation and the Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017)

3.1	Articles of Conversion of the Company, filed with the Nevada Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.2	Certificate of Conversion of the Company, filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.3	Certificate of Incorporation, filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020)

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 4, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2019)

Exhibit Number	Description
4.1*	Description of Common Stock of the Registrant Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed with the SEC on August 21, 2020)

4.2	Indenture, dated as of June 9, 2022 by and among the Company, Akoustis, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’ Current Report on Form 8-K filed with the SEC on June 10, 2022)

4.3	Form of 6.0% Convertible Senior Note due 2027 (included in Exhibit 4.2)

10.1.1†	Akoustis, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Transition Report on Form 10-K filed with the SEC on October 31, 2016)

10.1.2†	Declaration of Amendment to the Akoustis, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017)

10.2.1†	Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.2.2†	Form of Stock Option Agreement under the Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.2.3†	Form of Restricted Stock Agreement, under the Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2016)

10.3†	Employment Agreement between the Company and Jeffrey Shealy dated as of June 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015)

10.4†	Offer Letter from the Company to David M. Aichele (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2017)

10.5.1†	Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

10.6.2†	Form of Restricted Stock Award Agreement under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.7.3†	Revised Form of Restricted Stock Award Agreement under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2017)

Exhibit Number	Description
10.8.1*	Akoustis Technologies, Inc. Director Compensation Program, effective September 7, 2020

10.8.2*	Akoustis Technologies Inc. Director Compensation Program, effective August 26, 2022

10.9	Form of Placement Agent Warrant in the 2017 Offering (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-222552) filed with the SEC on January 16, 2018)

10.10	Grant Agreement, dated as of July 24, 2018, by and among Akoustis Technologies, Inc., Akoustis, Inc. and the Town of Canandaigua (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2018)

10.11.1	Akoustis Technologies, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2019)

10.1.2†	Amendment to 2018 Stock Incentive Plan (incorporated by reference to Appendix B of the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, filed September 24, 2019)

10.11.3†	Form of Restricted Stock Unit Award Agreement under the Akoustis Technologies, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed with the SEC on November 16, 2018)

10.11.4†	Form of Performance-Based Restricted Stock Unit Award Agreement under the Akoustis Technologies, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed with the SEC on November 16, 2018)

10.11.4†	Form of Nonqualified Option Award Agreement under the Akoustis Technologies, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed with the SEC on November 16, 2018)

10.12†	Akoustis Technologies, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2019)

10.130	Registration Rights Agreement, dated as of June 9, 2022, by and among the Company, Akoustis Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2022)

10.14*	Separation Agreement & Release, dated as of July 5, 2022, by and between the Company and Rohan Houlden

10.15*	Independent Contractor Agreement, dated as of July 5, 2022, by and between the Company and Rohan Houlden

10.16*	Lease Agreement, dated November 2019, by and between CB Office 10, Ltd. and RFM Integrated Device Inc.

21.1*	Subsidiaries of the Company

23.1*	Consent of Marcum LLP

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial and Accounting Officer

101§*	Interactive Data Files of Financial Statements and Notes.

Exhibit Number	Description
101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
†	Management contract or compensatory plan or arrangement
††	Confidential portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKOUSTIS TECHNOLOGIES, INC.

Dated: September 12, 2022	By:	/s/ Jeffrey B. Shealy
Jeffrey B. Shealy
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey B. Shealy	Chief Executive Officer	September 12, 2022
Jeffrey B. Shealy	(Principal Executive Officer), Director

/s/ Kenneth E. Boller	Chief Financial Officer	September 12, 2022
Kenneth E. Boller	(Principal Financial and Accounting Officer)

/s/ Arthur E. Geiss	Co-Chairman of the Board	September 12, 2022
Arthur E. Geiss

/s/ Jerry D. Neal	Co-Chairman of the Board	September 12, 2022
Jerry D. Neal

/s/ Steven P. DenBaars	Director	September 12, 2022
Steven P. DenBaars

/s/ Jeffrey K. McMahon	Director	September 12, 2022
Jeffrey K. McMahon

/s/ Suzanne B. Rudy	Director	September 12, 2022
Suzanne B. Rudy

/s/ J. Michael McGuire	Director	September 12, 2022
J. Michael McGuire