Form 10-Q
period 2022-09-30
Akoustis Technologies, Inc.
filed 2022-11-14
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2022, there were 57,469,507 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

AKOUSTIS TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Akoustis Technologies, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30,	June 30,
	2022	2022
Assets
Assets:
Cash and cash equivalents	$60,664	$80,485
Accounts receivable	2,976	3,793
Inventory	4,525	4,094
Other current assets	4,519	3,359
Total current assets	72,684	91,731

Property and equipment, net	54,188	51,157
Goodwill	8,051	8,051
Intangibles, net	8,639	8,994
Operating lease right-of-use asset, net	1,029	1,126
Other assets	71	279
Total Assets	$144,662	$161,338

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$10,929	$11,204
Contingent consideration	1,268	855
Deferred revenue	147	286
Operating lease liability	305	313
Total current liabilities	12,649	12,658

Long-term Liabilities:
Convertible notes payable, net	43,854	43,731
Contingent consideration	624	591
Operating lease liability	732	811
Other long-term liabilities	116	117
Total long-term liabilities	45,326	45,250

Total Liabilities	57,975	57,908

Stockholders’ Equity
Preferred stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 57,341,047, and 57,079,347 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	57	57
Additional paid in capital	312,519	310,171
Accumulated deficit	(225,889)	(206,798)
Total Stockholders’ Equity	86,687	103,430
Total Liabilities and Stockholders’ Equity	$144,662	$161,338

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021
Revenue	$5,566	$1,868

Cost of revenue	6,453	2,902

Gross profit (loss)	(887)	(1,034)

Operating expenses
Research and development	10,097	7,974
General and administrative expenses	6,982	3,876
Total operating expenses	17,079	11,850

Loss from operations	(17,966)	(12,884)

Other (expense) income
Interest (expense) income	(743)	35
Other (expense) income	(14)	—
Change in fair value of contingent consideration	(446)	—
Change in fair value of derivative liabilities	21	—
Total other (expense) income	(1,182)	35
Net loss before income taxes	$(19,148)	$(12,849)

Income Taxes	(57)	—

Net Loss	$(19,091)	$(12,849)

Net loss per common share - basic and diluted	$(0.33)	$(0.25)

Weighted average common shares outstanding - basic and diluted	57,154,393	51,436,075

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid In	Accumulated	Total
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2022	57,079	$57	$310,171	$(206,798)	$103,430

Stock-based compensation	262	—	2,348	—	2,348

Net loss	—	—	—	(19,091)	(19,091)

Balance, September 30, 2022	57,341	$57	$312,519	$(225,889)	$86,687

			Additional
	Common Stock		Paid In	Accumulated	Total
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2021	51,236	$51	$265,130	$(147,771)	$117,410

Common stock issued for cash, net of issuance costs	556	1	5,431	—	5,432

Stock-based compensation	237	—	2,348	—	2,348

Common stock issued for exercise of warrants	4	—	24	—	24

Common stock issued for exercise of options	5	—	33	—	33

Net loss	—	—	—	(12,849)	(12,849)

Balance, September 30, 2021	52,038	$52	$272,966	$(160,620)	$112,398

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,091)	$(12,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,450	1,473
Stock-based compensation	2,348	2,348
Amortization of debt discount	143	—
Amortization of operating lease right of use asset	97	61
Change in fair value of derivative liabilities	(21)	—
Change in fair value of contingent consideration	446	—
Loss on disposal of fixed assets	1	(197)
Changes in operating assets and liabilities:
Accounts receivable	817	(182)
Inventory	(431)	(668)
Other current assets	(952)	(1,223)
Accounts payable and accrued expenses	(569)	(1,345)
Lease liabilities	(88)	(64)
Other long term liabilities	(1)	—
Deferred revenue	(138)	(41)
Net Cash Used in Operating Activities	(14,989)	(12,687)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property, plant and equipment	(4,832)	(5,729)
Cash received from the sale of fixed assets	—	286
Net Cash Used in Investing Activities	(4,832)	(5,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	5,432
Proceeds from exercise of employee stock options	—	33
Proceeds from exercise of warrants	—	24
Net Cash Provided by Financing Activities	—	5,489

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(19,821)	(12,641)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	80,485	88,322

Cash, Cash Equivalents and Restricted Cash - End of Period	$60,664	$75,681

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	40	—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fixed assets included in accounts payable and accrued expenses	686	1,992

See accompanying notes to the condensed consolidated financial statements

AKOUSTIS TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Organization

Akoustis Technologies, Inc. (the “Company”) was incorporated on April 10, 2013, and effective December 15, 2016, the Company changed its state of incorporation to the State of Delaware. Through its wholly-owned subsidiary, Akoustis, Inc. (a Delaware corporation), the Company, headquartered in Huntersville, North Carolina, is focused on developing, designing, and manufacturing innovative radio frequency (“RF”) filter products for the wireless industry, including for products such as smartphones and tablets, cellular infrastructure equipment, Wi-Fi Customer Premise Equipment (“CPE”), and military and defense communication applications. Located between the device’s antenna and its digital backend, the RF front-end (“RFFE”) is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. To construct the resonator devices that are the building blocks for its RF filters, the Company has developed a family of novel, high purity acoustic piezoelectric materials as well as a unique microelectromechanical system (“MEMS”) wafer process, collectively referred to as XBAWTM technology. The Company leverages its integrated device manufacturing (“IDM”) business model to develop and sell high performance RF filters using its XBAWTM technology. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RFFE. Additionally, through RFM Integrated Device, Inc. (“RFMi”), a wholly-owned subsidiary of Akoustis, Inc., the Company makes sales of complementary surface acoustic wave (“SAW”) resonators, RF filters, crystal (Xtal) resonators and oscillators, and ceramic products branded as “RFMi” products.

Note 2. Liquidity

As of September 30, 2022, the Company had cash and cash equivalents of $60.7 million and working capital of $60.0 million. The Company has historically incurred recurring operating losses and experienced net cash used in operating activities.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the filing of this Form 10-Q. Operating results for the quarter ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023 or any future interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on September 12, 2022 (the “2022 Annual Report”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Akoustis, Inc. and RFM Integrated Device, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note. 3-Summary of Significant Accounting Policies in the 2022 Annual Report. Since the date of the 2022 Annual Report, there have been no material changes to the Company’s significant accounting policies. The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the accompanying notes thereto. The policies, estimates and assumptions include valuing equity securities, derivative liabilities, deferred taxes and related valuation allowances, contingent consideration, goodwill, intangible assets, revenue recognition, and the fair values of long-lived assets. Actual results could differ from the estimates.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed consolidated financial statements.

Note 4. Revenue Recognition from Contracts with Customers

Disaggregation of Revenue

The Company’s primary revenue streams include foundry fabrication services and product sales across multiple geographic regions, primarily the Americas, Asia and Europe.

Foundry Fabrication Services

Foundry fabrication services revenue includes microelectromechanical systems (“MEMS”) foundry services, which the Company exited in fiscal year 2021, and Non-Recurring Engineering (“NRE”). Under these contracts, products are delivered to the customer at the completion of the service, which represents satisfaction of the performance obligation as well as transfer of title. Depending on language with regards to enforceable right to payment for performance completed to date, related revenue will either be recognized over time or at a point in time.

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

The following table summarizes the revenues of the Company’s reportable segments by geographic region for the three months ended September 30, 2022, (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
Americas	$706	$913	$1,619
Asia	227	3,075	3,302
Europe	—	635	635
Other	—	10	10
Total	$933	$4,633	$5,566

The following table summarizes the revenues of the Company’s reportable segments by geographic region for the three months ended September 30, 2021, (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
Americas	$334	$96	$430
Asia	78	1,190	1,268
Europe	—	170	170
Total	$412	$1,456	$1,868

Performance Obligations

The Company has determined that contracts for product sales revenue and foundry fabrication services revenue involve one performance obligation, which is delivery of the final product.

Contract Balances

The following table summarizes the changes in the opening and closing balances of the Company’s contract asset (included in Other current assets on the Consolidated Balance Sheet) and contract liability (included as Deferred revenue on the Consolidated Balance Sheet) for the first three months of fiscal years 2023 and 2022 (in thousands):

	Contract Assets	Contract Liability
Balance, June 30, 2022	$908	$286
Closing, September 30, 2022	1,661	147
Increase/(Decrease)	$753	$(139)

Balance, June 30, 2021	$411	$41
Closing, September 30, 2021	783	—
Increase/(Decrease)	$372	$(41)

The Company records a receivable when the title for goods has transferred. Generally, all sales are contract sales (with either an underlying contract or purchase order), resulting in all receivables being contract receivables. When invoicing occurs prior to revenue recognition a contract liability is recorded (as deferred revenue on the Condensed Consolidated Balance Sheets). The amount of revenue recognized in the three months ended September 30, 2022, that was included in the opening contract liability balance was $286 thousand which related to timing of shipments.

Contract assets are recorded when revenue recognized exceeds the amount invoiced. The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The amount of contract assets invoiced in the three months ended September 30, 2022, that was included in the opening contract asset balance was $67 thousand, which primarily related to non-recurring engineering services.

Backlog of Remaining Customer Performance Obligations

Revenue expected to be recognized and recorded as sales during the remainder of this fiscal year from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at September 30, 2022 was $10.2 million. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company's services and their payments to us.

Note 5: Inventory

Inventory, net of reserves, consisted of the following as of September 30, 2022 and June 30, 2022 (in thousands):

	September 30, 2022	June 30, 2022
Raw Materials	$1,227	$1,077
Work in Process	1,426	1,061
Finished Goods	1,872	1,956
Total Inventory	$4,525	$4,094

Note 6. Property and Equipment, net

Property and equipment, net consisted of the following as of September 30, 2022 and June 30, 2022 (in thousands):

	Estimated Useful Life	September 30, 2022	June 30, 2022
Land	n/a	$1,000	$1,000
Building and leasehold improvements	*	8,557	7,715
Equipment	2-10 years	61,988	57,750
Computer Equipment & Software	3-5 years	1,998	1,966
Total		73,543	68,431
Less: Accumulated Depreciation		(19,355)	(17,274)
Total		$54,188	$51,157

(*)	Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter. Buildings are amortized on a straight-line basis between 11 and 39 years.

The Company recorded depreciation expense of $2.1 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, equipment with a net book value totaling $11.7 million had not been placed in service and therefore was not depreciated during the period. As of June 30, 2022, fixed assets with a net book value totaling $14.5 million had not been placed in service and therefore was not depreciated during the period.

Note 7. Business Acquisition

On October 15, 2021, the Company acquired a majority ownership position in RFMi, a fabless supplier of acoustic wave RF resonators and filters, to expand product offerings and provide access to new markets. The Company acquired a 51% ownership interest in RFMi from Tai-Saw Technology Co., Ltd. (“TST”) in exchange for $6.0 million in cash and approximately $2.3 million payable in common stock of the Company. On April 29, 2022, the Company exercised its option to acquire the remaining 49% ownership interest in RFMi from TST for an additional $3.5 million in cash and approximately 420,053 shares of common stock of the Company with a fair value at closing of $1.9 million.

Additionally, earn-out payments payable in cash and/or shares of common stock of the Company may be payable to TST based on the achievement of sales targets for RFMi products in each of calendar year 2022 and 2023, with potential payouts in the range of $0 to $3.0 million. The initial $1.1 million estimated fair value of the associated liability was based on the present value of the expected future payouts resulting from the projected RFMi product sales, applying a volatility rate of 30% against those future projected revenues and using a discount rate of 9.9% and 10.2% for the first and second earnouts, respectively, and thus represented a Level 3 fair value measurement. The contingent consideration is re-measured to fair value at each reporting date until the contingency is resolved, and those changes in fair value are recognized in earnings. The fair value of the contingent consideration increased $446 thousand during the three months ended September 30, 2022.

Pro Forma Results

The following unaudited pro forma financial information summarizes the results of operations for three months ended September 30, 2021 as if the acquisition had been completed as of July 1, 2021 (in thousands). The pro forma results were calculated applying the Company’s accounting policies and include the effects of adjustments related to the amortization charges from the acquired intangibles. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future.

Three Months Ended September 30, 2021
Unaudited Proforma
Revenues	$3,682
Net Loss	$(13,000)
Net Loss per share	$(0.25)

Note 8. Goodwill

We perform an annual test for goodwill impairment during our last fiscal quarter. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

During the three months ended September 30, 2022, we did not identify any events or circumstances that would require an interim goodwill impairment test. We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of September 30, 2022 was $8.1 million.

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2022 and June 30, 2022 (in thousands):

	September 30, 2022	June 30, 2022
Accounts payable	$4,157	$3,630
Accrued salaries and benefits	3,128	4,641
Accrued goods received not invoiced	1,079	1,472
Other accrued expenses	2,565	1,461
Totals	$10,929	$11,204

Note 10. Notes Payable

Convertible Senior Notes due 2027

The following table summarizes convertible debt as of September 30, 2022 (in thousands):

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Derivatives	Carrying Value
Long Term convertible notes payable
6.0% convertible senior notes	06/15/2027	6.00%	$4.71	$44,000	$(3,153)	$3,007	$43,854
Ending Balance as of September 30, 2022				$44,000	$(3,153)	$3,007	$43,854

The following table summarizes convertible debt as of June 30, 2022 (in thousands):

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Derivatives	Carrying Value
Long Term convertible notes payable
6.0% convertible senior notes	06/15/2027	6.00%	$4.71	$44,000	$(3,297)	$3,028	$43,731
Ending Balance as of June 30, 2022				$44,000	$(3,297)	$3,028	$43,731

Interest expense on the Notes during the three months ended September 30, 2022 included contractual interest of $660 thousand and debt discount amortization of $143 thousand.

Note 11. Concentrations

Customers

Customer concentration as a percentage of revenue for the three months ended September 30, 2022 and 2021 are as follows:

	Three Months 09/30/2022	Three Months 09/30/2021
Customer 1	28%	37%
Customer 2	12%	25%
Customer 3	11%	11%

Customer concentration as a percentage of accounts receivable for the three months ended September 30, 2022 and 2021 are as follows:

	Three Months 09/30/2022	Three Months 06/30/2022
Customer 1	25%	26%
Customer 2	13%	—
Customer 3	13%	—
Customer 4	—	13%

Vendors

Vendor concentration as a percentage of purchases for the three months ended September 30, 2022 and 2021 are as follows:

	Three Months 09/30/2022	Three Months 09/30/2021
Customer 1	11%	—

Note 12. Equity

Equity Offering Program

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

Equity Incentive Plans

During the three months ended September 30, 2022, the Company granted employees options to purchase an aggregate of approximately 11 thousand shares of common stock. The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following assumptions:

Three Months Ended September 30, 2022
Exercise price	$3,51
Expected term (years)	4.75
Volatility	67%
Risk-free interest rate	3.77%
Dividend yield	0%
Weighted Average Grant Date Fair Value of Options granted during the period	$2.03

During the three months ended September 30, 2022 the Company awarded certain employees and directors grants of an aggregate of approximately 35 thousand restricted stock units (“RSUs”) with a weighted average grant date fair value of $3.51. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest over 4 – 5 years.

During the three months ended September 30, 2022 the Company awarded certain employees grants of an aggregate of approximately 0.39 million restricted stock units with market value appreciation conditions (“MVSUs”) with a weighted average grant date fair value of $7.68. The MVSUs will be expensed over the requisite service period. The terms of the MVSUs include vesting provisions based on continued service. The number of shares of the Company’s common stock earned at vesting is based on the Company’s stock price performance with amounts earned subject to a vesting multiplier ranging from 0% to 200%. If the service criteria are satisfied, the MVSUs will vest over 3 years.

Compensation expense related to our stock-based awards described above was as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Research and Development	$1,168	$1,232
General and Administrative	1,181	1,116
Total	$2,349	$2,348

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in thousands):

	As of September 30, 2022
	Unrecognized stock-based compensation	Weighted- average years to be recognized
Options	$2,675	2.35
Restricted stock units	$10,288	2.40

Note 13. Commitments and Contingencies

Leases

The Company leases office space in Huntersville, NC, Carrollton, Texas and Taiwan and leases equipment in Canandaigua, NY. Our leases have remaining lease terms of up to five years, some of which include options to extend the leases for up to twenty-four months. Following adoption of ASC 842, lease expense excludes capital area maintenance and property taxes.

The components of lease expense were as follows:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Operating Lease Expense	$102	$75

Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification on the Condensed Consolidated Balance Sheet	September 30, 2022	June 30, 2022
Assets
Operating lease assets	Other non-current assets	$1,029	$1,126

Liabilities
Other current liabilities	Current liabilities	305	313
Operating lease liabilities	Other non-current liabilities	732	811

Weighted Average Remaining Lease Term:
Operating leases		3.19 Years	3.42 Years
Weighted Average Discount Rate:
Operating leases		10.03%	10.03%

The following table outlines the minimum future lease payments for the next five years and thereafter, (in thousands):

For the year ending June 30,
2023	$296
2024	366
2025	356
2026	199
Thereafter	—
Total lease payments (undiscounted cash flows)	1,217

Less imputed interest	(180)
Total	$1,037

Note 14. Commitments and Contingencies

Ontario County Industrial Development Authority Agreement

On February 27, 2018, the Company entered into a Lease and Project Agreement (the “Lease and Project Agreement”) and a Company Lease Agreement (the “Company Lease Agreement” and together with the Lease and Project Agreement, the “Agreements”), each dated as of February 1, 2018, with the Ontario County Industrial Development Agency, a public benefit corporation of the State of New York (the “OCIDA”). Pursuant to the Agreements, the Company will lease for $1.00 annually to the OCIDA an approximately 9.995 acre parcel of land in Canandaigua, New York, together with the improvements thereon (including the Company’s New York fabrication facility), and transfer title to certain related equipment and personal property to the OCIDA (collectively, the “Facility”). The OCIDA will lease the Facility back to the Company for annual rent payments specified in the Lease and Project Agreement for the Company’s primary use as research and development, manufacturing, warehouse and professional office space in its business, and to be subleased, in part, by the Company to various existing tenants. The Company estimates substantial tax savings during the term of the Agreements, which expire on December 31, 2028. In addition, subject to the terms of the Lease and Project Agreement, certain purchases and leases of eligible items will be exempt from the imposition of sales and use taxes. Subject to the terms of the Lease and Project Agreement, the OCIDA has also granted to the Company an exemption from certain mortgage recording taxes for one or more mortgages securing an aggregate principal amount not to exceed $12.0 million, or such greater amount as approved by the OCIDA in its sole and absolute discretion. Benefits totaling approximately $0.3 million provided to the Company through September 2022 pursuant to the terms of the Lease and Project Agreement are subject to claw back over the life of the Agreements upon certain recapture events, including certain events of default.

Litigation, Claims and Assessments

On October 4, 2021, the Company was named as a defendant in a complaint filed by Qorvo, Inc. in the United States District Court for the District of Delaware alleging, among other things, patent infringement, false advertising, false patent marking, and unfair competition. The complaint alleges that the defendants misappropriated proprietary information, made misleading statements about the characteristics of certain of its products, and sold products infringing on certain of the plaintiff’s patents. The plaintiff seeks an injunction enjoining the Company from the alleged infringement and damages, including punitive and statutory enhanced damages, in an unspecified amount. The Company filed a motion to dismiss all of the claims other than the direct patent infringement claims, but the court permitted the plaintiff to file an amended complaint which the court subsequently determined was sufficient for pleading purposes. The Court dismissed the Company’s motion in May 2022. The Company believes this lawsuit is without merit and intends to defend against it vigorously. However, the Company can provide no assurance as to the outcome of such dispute, and such action may result in judgments against the Company for an injunction, significant damages or other relief, such as future royalty payments to Qorvo, Inc. or restrictions on certain of the Company’s activities. Resolution of such matter may be prolonged and costly, and the ultimate result or judgment is uncertain due to the inherent uncertainty in litigation and other proceedings. Even if ultimately settled or resolved in the Company’s favor, this and other possible future actions may result in significant expenses, diversion of management and technical personnel attention and disruptions and delays in the Company’s business and product development, and other collateral consequences, all of which could have a material adverse effect on its business, financial condition and results of operations. Any out-of-court settlement of this or other actions may also have an adverse effect on the Company’s business, financial condition and results of operations, including, but not limited to, substantial expenses, the payment of royalties, licensing or other fees payable to third parties, or restrictions on its ability to develop, manufacture and sell its products.

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

The Company’s gross unrecognized indirect tax credits totaled $0.1 million as of September 30, 2022 and $0.1 million as of June 30, 2022 and are recorded on the Consolidated Balance Sheet as a long-term liability.

Note 15. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company operates in two segments, Foundry Fabrication Services, which consists of engineering review services and STC-MEMS foundry services, and RF Filters, which consists of amplifier and filter product sales, and grant revenue. The Company records all general and administrative costs in the RF Filters segment.

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three months ended September 30, 2022 and 2021 are as follows (in thousands):

	Foundry Fabrication Services	RF Filters	Total
Three months ended September 30, 2022
Revenue	$932	$4,634	$5,566
Cost of revenue	892	5,562	6,454
Gross margin	40	(928)	(888)
Research and development	—	10,097	10,097
General and administrative	—	6,982	6,982
Income (Loss) from Operations	$40	(18,007)	(17,967)

Three months ended September 30, 2021
Revenue	$413	$1,455	$1,868
Cost of revenue	570	2,332	2,902
Gross margin	(157)	(877)	(1,034)
Research and development	—	7,974	7,974
General and administrative	—	3,876	3,876
Income (Loss) from Operations	$(157)	(12,727)	(12,884)

As of September 30, 2022
Accounts receivable	$—	$2,976	$2,976
Property and equipment, net	—	54,188	54,188

As of June 30, 2022
Accounts receivable	$572	$3,221	$3,793
Property and equipment, net	—	51,157	51,157

Note 16. Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three months ended September 30, 2022 and September 30, 2021 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Convertible Notes	9,341,825	—
Options	3,012,639	2,851,827
Warrants	41,103	162,659
Total	12,395,567	3,014,486

Note 17. Fair Value Measurement

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

The following table classifies the liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2022:

	Fair value at September 30, 2022	Level 1	Level 2	Level 3
Contingent consideration	$1,892	$—	$—	$1,892
Derivative liabilities	3,007	—	—	3,007
Total fair value	$4,899	$—	$—	$4,899

The following table classifies the liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2022:

	Fair value at June 30, 2022	Level 1	Level 2	Level 3
Contingent consideration	$1,446	$—	$—	$1,446
Derivative liabilities	3,028	—	—	3,028
Total fair value	$4,474	$—	$—	$4,474

The following table sets forth a summary of the changes in the fair value of Level 3 contingent consideration that are measured at fair value on a recurring basis:

Contingent consideration	September 30, 2022
Beginning balance	$1,446
Initial fair value of contingent consideration	—
Change in fair value of contingent consideration	446
Ending balance	$1,892

There were no transfers between Level 1, 2, or 3 valuation classifications during the three months ended September 30, 2022.

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

The fair value of the contingent consideration liabilities on September 30, 2022 and June 30, 2022 were valued with the following assumptions:

	September 30, 2022	June 30, 2022
Discount Rate	18.4% – 18.9%	14.3% – 14.5%
Revenue volatility	30%	30%
Risk free interest rate	2.88% – 4.23%	1.71% – 3.04%
Remaining term (years)	0.33 – 1.33	0.59 – 1.58

The following table sets forth a summary of the changes in the fair value of Level 3 contingent consideration that are measured at fair value on a recurring basis:

Fair Value of Embedded Derivatives	September 30, 2022
Beginning balance	$3,028
Initial fair value of make-whole provision in convertible notes	—
Initial fair value of change in control provision in convertible notes	—
Change in fair value of convertible note derivatives	(21)
Ending balance	$3,007

The fair value of the embedded derivatives in our convertible notes that were classified as Level 3 in the table above were estimated using a with and without approach on a lattice model framework with significant inputs that are not observable in the market and thus represent a Level 3 fair value measurement as defined in ASC 820. The significant inputs in the Level 3 measurement not supported by market activity include the probability and timing assessments of expected future change of control events, the volatility of our share price and the discount rate used to present value future cash payments under the convertible debt obligation. The development and determination of the unobservable inputs for Level 3 fair value measurements and the fair value calculations are the responsibility of the Company’s chief financial officer and are approved by the chief executive officer.

The fair value of the embedded derivatives in our convertible notes as of September 30, 2022 and June 30, 2022 were valued with the following assumptions:

	September 30, 2022	June 30, 2022
Stock Price	$2.97	$3.70
Volatility of stock price	70%	70%
Risk free interest rate	4.09%	3.01%
Debt yield	45.4%	41.5%
Remaining term (years)	4.7	5.0

Note 18. Subsequent Events

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

Forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which are beyond our control. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing and sustain our status as a going concern; our limited operating history; our inability to generate revenues or achieve profitability; the results of our research and development (“R&D”) activities; our inability to achieve acceptance of our products in the market; the impact of the COVID-19 pandemic on our operations, financial condition and the worldwide economy, including its impact on our ability to access the capital markets; increases in prices for raw materials, labor, and fuel caused by rising inflation; general economic conditions, including upturns and downturns in the industry; shortages in supplies needed to manufacture our products, or needed by our customers to manufacture devices incorporating our products;  our limited number of patents; failure to obtain, maintain, and enforce our intellectual property rights; claims of infringement, misappropriation or misuse of third party intellectual property, including the lawsuit filed by Qorvo, Inc. in October 2021, that, regardless of merit, could result in significant expense and loss of our intellectual property rights; our inability to attract and retain qualified personnel; the outcome of current and any future litigation; our inability to attract and retain qualified personnel; our reliance on third parties to complete certain processes in connection with the manufacture of our products; product quality and defects; existing or increased competition; our ability to market and sell our products; our inability to successfully manufacture, market and sell products based on our technologies; our ability to meet the required specifications of customers and achieve qualification of our products for commercial manufacturing in a timely manner; our inability to successfully scale our New York wafer fabrication facility and related operations while maintaining quality control and assurance and avoiding delays in output; contracting with customers and other parties with greater bargaining power and agreeing to terms and conditions that may adversely affect our business; the possibility that the anticipated benefits from our business acquisitions (including the acquisition of RFM Integrated Device, Inc. (“RFMi”)) will not be realized in full or at all or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of acquired businesses’ (including RFMi’s) operations will be greater than expected and the possibility of disruptions to our business during integration efforts and strain on management time and resources; risks related to doing business in foreign countries, including China; any security breaches, cyber-attacks or other disruptions compromising our proprietary information and exposing us to liability; our failure to innovate or adapt to new or emerging technologies; our failure to comply with regulatory requirements; results of any arbitration or litigation that may arise; stock volatility and illiquidity; our failure to implement our business plans or strategies; our failure to maintain effective internal control over financial reporting; our failure to obtain or maintain a Trusted Foundry accreditation or our New York fabrication facility; and shortages in supplies needed to manufacture our products, or needed by our customers to manufacture devices incorporating our products.

These and other risks and uncertainties, which are described in more detail in Part II, Item 1A. “Risk Factors” of this report and in our Annual Report on Form 10-K, filed with the SEC on September 12, 2022 (the “2022 Annual Report”), could cause our actual results to differ materially from those expressed or implied by the forward-looking statements in this report. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them. Except as may be required by law, we do not undertake any obligation to update the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

Overview

Akoustis® is an emerging commercial product company focused on developing, designing, and manufacturing innovative RF filter solutions for the wireless industry, including for products such as smartphones and tablets, network infrastructure equipment, Wi-Fi Customer Premise Equipment (“CPE”) and defense applications. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RF front-end (“RFFE”). Located between the device’s antenna and its digital backend, the RFFE is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. We have developed a proprietary microelectromechanical system (“MEMS”) based bulk acoustic wave (“BAW”) technology and a unique manufacturing process flow, called “XBAW®”, for our filters produced for use in RFFE modules. Our XBAW® filters incorporate optimized high purity piezoelectric materials for high power, high frequency and wide bandwidth operation. We are developing RF filters for 5G, Wi-Fi and defense bands using our proprietary resonator device models and product design kits (PDKs). As we qualify our RF filter products, we are engaging with target customers to evaluate our filter solutions. Our initial designs target UHB, sub 7 GHz 5G, Wi-Fi and defense bands. We expect our filter solutions will address problems (such as loss, bandwidth, power handling, and isolation) created by the growing number of frequency bands in the RFFE of mobile devices, infrastructure and premise equipment to support 5G, and Wi-Fi. We have prototyped, sampled and begun commercial shipment of our single-band low loss BAW filter designs for 5G frequency bands and 5 GHz and 6 GHz Wi-Fi bands which are suited to competitive BAW solutions and historically cannot be addressed with low-band, lower power handling surface acoustic wave (“SAW”) technology. Additionally, through our wholly owned subsidiary, RFMi, of which we acquired majority ownership in October 2021 and full ownership in April 2022, we operate a fabless business whereby we make sales of complementary SAW resonators, RF filters, crystal (“Xtal”) resonators and oscillators, and ceramic products—addressing opportunities in multiple end markets, such as automotive and industrial applications.

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

Manufacturing. We currently manufacture Akoustis’ high-performance RF filter circuits, using our first generation XBAW® wafer process, in our 120,000-square foot wafer-manufacturing facility located in Canandaigua, New York (the “NY Facility”), which we acquired in June 2017. Our SAW-based RF filter products are manufactured by a third party and sold either directly or through a sales distributor.

Intellectual Property. As of October 15, 2022, our IP portfolio included 73 patents, including a blocking patent that we have licensed from Cornell University. Additionally, as of October 15, 2022, we have 123 pending patent applications. These patents cover our XBAW® RF filter technology from raw materials through the system architectures.

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

Business Environment and Current Trends

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

These actions and the global health crisis caused by COVID-19 have negatively impacted business activity across the globe. We have observed declining demand and price reductions in the electronics industry as business and consumer activity has decelerated. Additionally, COVID-19 has contributed to some of the delays we have observed in certain suppliers’ shipment of materials necessary for us to manufacture our products and in certain vendors’ ability to deliver equipment for installation at our facilities. When COVID-19 is demonstrably contained, we anticipate that its effects on global commerce will subside; however, the timing and extent of this is uncertain. We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the ultimate effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of fiscal year 2023 or beyond.

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

Effects of Inflation and Recession Fears

Inflation and other macroeconomic pressures in the U.S. and the global economy such as rising interest rates, energy prices and recession fears are creating a complex and challenging business environment. Inflationary pressures, including increased costs of labor and goods included in our supply chain, have negatively impacted our revenue, operating margins and net income and may continue to do so through the remainder of the fiscal year. Additionally, we have observed certain customers reduce or defer orders, citing negative economic forecasts.

Recent Legislation

On August 9, 2022, President Biden signed into law the CHIPS and Science Act of 2022, which appropriates funds to support the construction of semiconductor plants in the United States and advancement of United States semiconductor research and development. The Company is evaluating the provisions of the new law and its potential impact to the Company.

Recent Developments

On July 11, 2022, we announced that we had named Kamran Cheema its new Chief Product Officer.

On August 9, 2022, we announced that we had shipped a second 5G mobile design in a new wafer-level-package to its first foundry customer.

On August 24, 2022, we announced that we had received a development order for two new XBAW® diplexers from a Fortune 100 Internet company.

On September 6, 2022, we announced that Senate Majority Leader Charles E. Schumer toured our New York fabrication facility.

On September 8, 2022, we announced that we entered the gaming market with two design wins in Wi-Fi with two new customers.

On September 14, 2022, we announced that we received a development order for a new XBAW® 5G mobile filter solution for a tier-1 RF module maker.

On September 28, 2022, we announced that we received its fourth design win for a 5G network infrastructure filter.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2022 Annual Report.

Results of Operations

Three Months Ended September 30, 2022 and 2021

Revenue

The Company recorded revenue of $5.6 million for the three months ended September 30, 2022 as compared to $1.9 million for the three months ended September 30, 2021. The increase of $3.7 million was primarily due to an increase in RF filter product revenue of $3.2 million or 198%, which includes revenue from sales of RFMi products.

Cost of Revenue

Cost of revenue includes direct labor, material, net realizable value (NRV) adjustments, and facility costs primarily associated with foundry services revenue, manufacturing of filter products and engineering services. The Company recorded cost of revenue of $6.5 million for the three months ended September 30, 2022 as compared to $2.9 million for the three months ended September 30, 2021. The $3.6 million increase is primarily due to costs associated with RF product revenue which increased by $3.3 million, which includes cost of revenue from sales of RFMi products.

Research and Development Expenses

R&D expenses were $10.1 million for the three months ended September 30, 2022, as compared to $8.0 million for the three months ended September 30, 2021, an increase of $2.1 million or 26.1%. Personnel costs, including stock-based compensation, were $5.3 million compared to $4.3 million in the prior year period, an increase of $1.0 million or 23.7%. Facility costs, including depreciation, of $1.9 million primarily associated with the NY Facility were $0.3 million higher than the prior period. Lastly, R&D material costs were $0.9 million higher than the prior period.

General and Administrative Expense

General and administrative (“G&A”) expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the three months ended September 30, 2022 were $7.0 million, which is an increase of $3.1 million compared to the three months ended September 30, 2021. Year-over-year changes within G&A expenses include an increase in employee compensation (including stock-based compensation) of $0.5 million as well as increased general expenses of $2.4 million, primarily professional fees and intangible amortization.

Other (Expense)/Income

Other expense for the three months ended September 30, 2022 was $1.2 million, compared to other income of $34 thousand for the three months ended September 30, 2021. The expense increase of $1.2 million was comprised of interest expense of $0.8 million and a loss related to the change in fair value of contingent consideration of $0.4 million.

Net Loss

The Company recorded a net loss of $19.1 million for the three months ended September 30, 2022, compared to a net loss of $12.8 million for the three months ended September 30, 2021. The period-over-period incremental loss of $6.3 million, or 49%, was primarily driven by an increase in cost of revenue of $3.6 million, an increase in G&A expenses and R&D expenses of $5.1 million and an increase in other expenses of $1.2 million. These expense increases were partially offset by a revenue increase of $3.7 million.

Liquidity and Capital Resources

Overview

The Company’s short-term and long-term liquidity requirements primarily arise from funding (i) research and development expenses, (ii) general and administrative (“G&A”) expenses including salaries, bonuses, commissions and stock-based compensation, (iii) working capital requirements, (iv) business acquisitions and investments we may make from time to time, including potential performance based payments related to our acquisition of RFMi, and (v)interest and principal payments related to our $44.0 million aggregate principal amount of outstanding convertible notes. Additionally, in the near-term, the Company makes capital expenditures in connection with the expansion of the capacity of its manufacturing facility in Canandaigua, New York.

The Company has incurred losses and negative cash flow from operations since inception. Our operations thus far have been funded primarily with sales of equity and debt securities, as well as contract research and government grants, foundry services and engineering services. We expect our operating expenditures to continue to increase to support future growth of our manufacturing capabilities and expansion of our product offerings, as well as an increase in research and development and headcount costs to support this growth. We believe we currently have sufficient resources to fund operations and planned investments for at least the next twelve months. However, until we are able to generate sufficient cash flow from operations to achieve and maintain profitability and meet our obligations as they come due, we may need to raise additional capital to support our business. In June of this year, we completed an offering of convertible notes resulting in net proceeds to the Company of $43.7 million and have access to an at-the-market offering program pursuant to which we may sell up to $50 million of Common Stock. As of the date of this Annual Report, the Company had sold $2.0 million of Common Stock under such at-the-market offering program and previously announced that it was suspending sales under the at-the-market offering program in light of market conditions. If, in the future, the Company determines to resume sales under the at-the-market offering program, it intends to notify investors by the filing of a Current Report on Form 8-K or other public announcement.

Balance Sheet and Working Capital

The Company had $60.7 million of cash and cash equivalents on hand as of September 30, 2022, which reflects a decrease of $19.8 million compared to $80.5 million as of June 30, 2022. The decrease is primarily due to cash used in operations of $14.9 million and cash used for investing activities of $4.8 million. The Company estimates that cash on hand will be sufficient to fund its operations, including current capital expense commitments, beyond the next twelve months from the date of filing of this Form 10-Q. However, the Company has historically incurred recurring operating losses and will continue to do so until it generates sufficient revenues from operations; as a result, we may need to obtain additional capital through the sale of additional equity securities, debt, or otherwise, to fund operations past that date. There is no assurance that the Company’s projections and estimates are accurate. The Company is actively managing and controlling the Company’s cash outflows to mitigate liquidity risks.

September 30, 2022 compared to June 30, 2022

As of September 30, 2022, the Company had current assets of $72.7 million, made up primarily of cash on hand of $60.7 million. As of June 30, 2022, current assets were $91.7 million comprised primarily of cash on hand of $80.5 million.

Property, Plant and Equipment was $54.2 million as of September 30, 2022 as compared to a balance of $51.2 million as of June 30, 2022.

Total assets as of September 30, 2022 and June 30, 2022 were $144.7 million and $161.3 million, respectively.

Current liabilities as of September 30, 2022 and June 30, 2022 were $12.6 million and $12.7 million, respectively.

Long-term liabilities totaled $45.3 million as of September 30, 2022, compared to $45.3 million as of June 30, 2022.

Equity was $86.7 million as of September 30, 2022, compared to $103.4 million as of June 30, 2022, a decrease of $16.7 million, or 16.2%. This decrease was primarily due to the net loss for the three months ended September 30, 2022 of $19.1 million which was partially offset by the increase in additional paid-in-capital (“APIC”) of $2.3 million. The increase in APIC was primarily due to common stock issued for services.

Cash Flow Analysis

Operating activities used cash of $15.0 million during the three months ended September 30, 2022 and $12.7 million during the comparative period ended September 30, 2021. The $2.3 million period-over-period increase in cash used was attributable to higher operating expenses associated with the ramp of development and commercialization activities (primarily R&D and production personnel and material costs).

Investing activities used cash of $4.8 million for the three months ended September 30, 2022 compared to $5.4 million for the comparative period ended September 30, 2021. Investing activities for the three months ended September 30, 2022 consisted of purchases of property, plant and equipment.

Financing activities decreased by $5.5 million compared to the three months ended September 30, 2021 primarily due to the decrease in proceeds from issuance of common stock.

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

As of September 30, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except for the matter described under “Litigation, Claims and Assessments” in “Note 14. – Commitments and Contingencies” of the condensed consolidated financial statements in this Item 1 of Part I of this Quarterly Report on Form 10-Q, which description is incorporated in this “Item 1. Legal Proceedings” by reference, we are currently not aware of any material pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

ITEM 1A. RISK FACTORS.

In addition to the information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2022 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Other than any sales previously reported in the Company’s Current Reports on Form 8-K, the Company did not sell any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

The exhibits in the Exhibit Index below are filed or furnished, as applicable, as part of this report.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Conversion of the Company, as filed with the Nevada Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.2	Certificate of Conversion of the Company, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.3	Certificate of Incorporation, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.4	Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on November 4, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2019)

3.5

Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on November 10, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2022)

3.6	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020)

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

101*	Interactive Data Files of Financial Statements and Notes

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2022	Akoustis Technologies, Inc.

	By:	/s/ Kenneth E. Boller
Kenneth E. Boller
Chief Financial Officer
(Principal Financial and Accounting Officer)