Form 10-Q
period 2023-03-31
Akoustis Technologies, Inc.
filed 2023-05-08
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 3, 2023, there were 71,640,149 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

AKOUSTIS TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Akoustis Technologies, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31,	June 30,
	2023	2022
Assets
Assets:
Cash and cash equivalents	$52,749	$80,485
Accounts receivable	4,247	3,793
Inventory	7,558	4,094
Other current assets	3,665	3,359
Total current assets	68,219	91,731

Property and equipment, net	57,313	51,157
Goodwill	14,530	8,051
Intangibles, net	15,889	8,994
Operating lease right-of-use asset, net	1,483	1,126
Other assets	71	279
Total Assets	$157,505	$161,338

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$11,270	$11,204
Contingent consideration	8	855
Deferred revenue	114	286
Operating lease liability	415	313
Total current liabilities	11,807	12,658

Long-term Liabilities:
Convertible notes payable, net	43,696	43,731
Promissory notes payable	333	—
Contingent consideration	—	591
Operating lease liability	1,093	811
Other long-term liabilities	117	117
Total long-term liabilities	45,239	45,250

Total Liabilities	57,046	57,908

Stockholders’ Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 71,625,149, and 57,079,347 shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively	72	57
Additional paid in capital	352,977	310,171
Accumulated deficit	(252,590)	(206,798)
Total Stockholders’ Equity	100,459	103,430
Total Liabilities and Stockholders’ Equity	$157,505	$161,338

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022	For the Nine Months Ended March 31, 2023	For the Nine Months Ended March 31, 2022
Revenue	$7,356	$4,607	$18,788	$10,146

Cost of revenue	8,472	5,370	20,200	12,821

Gross profit (loss)	(1,116)	(763)	(1,412)	(2,675)

Operating expenses
Research and development	7,349	8,314	25,079	25,481
General and administrative expenses	8,817	5,721	21,650	14,742
Total operating expenses	16,166	14,035	46,729	40,223

Loss from operations	(17,282)	(14,798)	(48,141)	(42,898)

Other (expense) income
Interest (expense) income	(510)	25	(1,955)	88
Other (expense) income	(2)	—	(10)	—
Change in fair value of contingent consideration	268	(180)	1,438	(180)
Change in fair value of derivative liabilities	(383)	—	456	—
Total other (expense) income	(627)	(155)	(71)	(92)
Net loss before income taxes	$(17,909)	$(14,953)	$(48,212)	$(42,990)

Income Tax (expense) benefit	2,364	128	2,420	70

Net Loss	$(15,545)	$(14,825)	$(45,792)	$(42,920)

Net loss (income) attributable to noncontrolling interest	—	139	—	121
Net loss attributable to common stockholders	$(15,545)	$(14,686)	$(45,792)	$(42,799)

Net loss per common share - basic and diluted	$(0.23)	$(0.27)	$(0.75)	$(0.81)

Weighted average common shares outstanding - basic and diluted	68,195,181	55,217,220	60,925,124	53,177,679

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	For the Three Months Ended March 31, 2023
	Common Stock		Additional Paid In	Accumulated	Total
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2022	58,161	$58	$316,065	$(237,045)	$79,078

Common stock issued for cash, net of issuance costs	12,545	13	32,013	—	32,026

Stock-based compensation	313	0	3,210	—	3,210

Common stock issued in acquisition	606	1	1,689	—	1,690

Net loss	—	—	—	(15,545)	(15,545)

Balance, March 31, 2023	71,625	$72	$352,977	$(252,590)	$100,459

	For the Three Months Ended March 31, 2022
			Additional		Total Akoustis
	Common Stock		Paid In	Accumulated	Technologies, Inc.	Noncontrolling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, December 31, 2021	54,660	$55	$291,969	$(175,884)	$116,140	$7,528	$123,668

Common stock issued for cash, net of issuance costs	1,158	1	6,840	—	6,841	—	6,841

Stock-based compensation	69	—	2,506	—	2,506	—	2,506

Common stock issued for exercise of warrants	12	—	10	—	10	—	10

Common stock issued for exercise of options	52	—	229	—	229	—	229

Noncontrolling interest acquired	—	—	—	—	—	13	13

Net loss	—	—	—	(14,686)	(14,686)	(139)	(14,825)

Balance, March 31, 2022	55,951	$56	$301,554	$(190,570)	$111,040	$7,402	$118,442

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	For the Nine months ended March 31, 2023
	Common Stock		Additional Paid In	Accumulated	Noncontrolling
	Shares	Par Value	Capital	Deficit	Interest	Equity

Balance, June 30, 2022	57,079	$57	$310,170	$(206,798)	$—	$103,429

Common stock issued for cash, net of issuance costs	12,545	13	32,013	—	—	32,026

Stock-based compensation	904	1	7,453	—	—	7,454

ESPP purchases	89	—	288	—	—	288

Common stock issued in acquisition	606	1	1,689	—	—	1,690

Common stock issued in payment of note interest	402	—	1,364	—	—	1,364

Net loss	—	—	—	(45,792)	—	(45,792)

Balance, March 31, 2023	71,625	$72	$352,977	$(252,590)	$—	$100,459

	For the Nine Months Ended March 31, 2022
			Additional		Total Akoustis
	Common Stock		Paid In	Accumulated	Technologies, Inc.	Noncontrolling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, June 30, 2021	51,236	$51	$265,130	$(147,771)	$117,410	$—	$117,410

Common stock issued for cash, net of issuance costs	3,644	3	25,627	—	25,630	—	25,630

Stock-based compensation	662	1	7,753	—	7,754	—	7,754

Common stock issued for exercise of warrants	21	—	67	—	67	—	67

Common stock issued for exercise of options	72	—	369	—	369	—	369

ESPP purchase	53	1	311	—	312	—	312

Common stock issued in acquisition	263	—	2,297	—	2,297	—	2,297

Noncontrolling interest acquired	—	—	—	—	—	7,523	7,523

Net loss	—	—	—	(42,799)	(42,799)	(121)	(42,920)

Balance, March 31, 2022	55,951	$56	$301,554	$(190,570)	$111,040	$7,402	$118,442

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,792)	$(42,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,193	5,492
Stock-based compensation	7,454	7,754
Amortization of debt discount	421	—
Amortization of operating lease right of use asset	282	202
Non cash interest payments	1,364	—
Deferred income taxes	(2,365)	—
Change in fair value of derivative liabilities	(456)	—
Change in fair value of contingent consideration	(1,438)	180
(Gain) Loss on disposal of fixed assets & intangibles	(105)	(204)
Changes in operating assets and liabilities:
Accounts receivable	427	(936)
Inventory	(3,464)	(1,841)
Other current assets	(31)	(1,558)
Accounts payable and accrued expenses	(516)	1,106
Lease liabilities	(255)	(210)
Other long term liabilities	333	(176)
Deferred revenue	(172)	(162)
Net Cash Used in Operating Activities	(36,120)	(33,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property, plant and equipment	(10,170)	(21,794)
Acquisition of business, net of cash acquired	(13,882)	(4,078)
Cash received from the sale of fixed assets	122	316
Net Cash Used in Investing Activities	(23,930)	(25,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	32,026	25,630
Proceeds from exercise of employee stock options	—	369
Proceeds from employee stock purchase plan	288	312
Proceeds from exercise of warrants	—	67
Net Cash Provided by Financing Activities	32,314	26,378

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(27,736)	(32,451)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	80,485	88,322

Cash, Cash Equivalents and Restricted Cash - End of Period	$52,749	$55,871

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	40	—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fixed assets included in accounts payable and accrued expenses	654	378
Operating lease right-of-use asset, net	133	—
Operating lease liability	(133)	—
Common stock issued in payment of interest	1,364	—
Acquisition of Business
Tangible assets, excluding cash and cash equivalents	3,904	1,346
Intangibles	8.289	9,452
Goodwill	6,479	8,051
Deferred tax liability	(2,365)	(1,980)
Contingent consideration	—	(1,099)
Liabilities assumed	(1,124)	(1,871)
Liabilities cancelled	88	—
Issuance of common stock for acquisition	(1,690)	(2,297)
Noncontrolling interest	—	(7,523)

See accompanying notes to the condensed consolidated financial statements

AKOUSTIS TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Organization

Akoustis Technologies, Inc. (the “Company”) was incorporated on April 10, 2013, and effective December 15, 2016, the Company changed its state of incorporation to the State of Delaware. Through its wholly-owned subsidiary, Akoustis, Inc. (a Delaware corporation), the Company, headquartered in Huntersville, North Carolina, is focused on developing, designing, and manufacturing innovative radio frequency (“RF”) filter products for the wireless industry, including for products such as smartphones and tablets, cellular infrastructure equipment, Wi-Fi Customer Premise Equipment (“CPE”), and military and defense communication applications. Located between the device’s antenna and its digital backend, the RF front-end (“RFFE”) is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. To construct the resonator devices that are the building blocks for its RF filters, the Company has developed a family of novel, high purity acoustic piezoelectric materials as well as a unique microelectromechanical system (“MEMS”) wafer semiconductor process, collectively referred to as XBAW® technology. The Company leverages its integrated device manufacturing (“IDM”) business model to develop and sell high performance RF filters using its XBAW® technology. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RFFE. Additionally, through RFM Integrated Device, Inc. (“RFMi”), a wholly-owned subsidiary of Akoustis, Inc., the Company makes sales of complementary surface acoustic wave (“SAW”) resonators, RF filters, crystal (Xtal) resonators and oscillators, and ceramic products branded as “RFMi” products. We also offer back-end semiconductor supply chain services through our wholly owned subsidiary, Grinding & Dicing Services, Inc., which we acquired in January 2023.

Note 2. Liquidity

As of March 31, 2023, the Company had cash and cash equivalents of $52.7 million and working capital of $56.4 million. The Company has historically incurred recurring operating losses and experienced net cash used in operating activities.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the filing of this Form 10-Q. Operating results for the quarter ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023 or any future interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on September 12, 2022 (the “2022 Annual Report”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of March 31, 2023, Akoustis, Inc., RFM Integrated Device, Inc., and Grinding & Dicing Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Foundry Fabrication Services

Foundry fabrication services revenue includes XBAW® foundry services, Non-Recurring Engineering (“NRE”) and back-end supply chain services. Under these contracts, products are delivered to the customer at the completion of the service, which represents satisfaction of the performance obligation as well as transfer of title. Depending on language with regards to enforceable right to payment for performance completed to date, related revenue will either be recognized over time or at a point in time.

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

The following table summarizes the revenues of the Company’s reportable segments by geographic region for the three months ended March 31, 2023, (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
Americas	$3,064	$992	$4,056
Asia	271	2,420	2,691
Europe	63	546	609
Total	$3,398	$3,958	$7,356

The following table summarizes the revenues of the Company’s reportable segments by geographic region for the nine months ended March 31, 2023, (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
Americas	$4,914	$3,123	$8,037
Asia	1,244	7,254	8,498
Europe	63	2,179	2,242
Other	—	11	11
Total	$6,221	$12,567	$18,788

The following table summarizes the revenues of the Company’s reportable segments by geographic region for the three months ended March 31, 2022, (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
Americas	$—	$776	$776
Asia	236	2,419	2,655
Europe	171	1,005	1,176
Total	$407	$4,200	$4,607

The following table summarizes the revenues of the Company’s reportable segments by geographic region for the nine months ended March 31, 2022, (in thousands):

	Foundry Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
Americas	$583	$1,652	$2,235
Asia	449	5,424	5,873
Europe	171	1,867	2,038
Total	$1,203	$8,943	$10,146

Performance Obligations

The Company has determined that contracts for product sales revenue and foundry fabrication services revenue involve one performance obligation, which is delivery of the final product.

Contract Balances

The following table summarizes the changes in the opening and closing balances of the Company’s contract asset (included in Other current assets on the Consolidated Balance Sheet) and contract liability (included as Deferred revenue on the Consolidated Balance Sheet) for the first nine months of fiscal years 2023 and 2022 (in thousands):

	Contract Assets	Contract Liability
Balance, June 30, 2022	$908	$286
Closing, March 31, 2023	1,358	114
Increase/(Decrease)	$450	$(172)

Balance, June 30, 2021	$411	$41
Closing, March 31, 2022	936	115
Increase/(Decrease)	$525	$74

The Company records a receivable when the title for goods has transferred. Generally, all sales are contract sales (with either an underlying contract or purchase order), resulting in all receivables being contract receivables. When invoicing occurs prior to revenue recognition a contract liability is recorded (as deferred revenue on the Condensed Consolidated Balance Sheets). The amount of revenue recognized in the nine months ended March 31, 2023, that was included in the opening contract liability balance was $286 thousand which related to timing of shipments.

Contract assets are recorded when revenue recognized exceeds the amount invoiced. The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The amount of contract assets invoiced in the nine months ended March 31, 2023, that was included in the opening contract asset balance was $908 thousand, which primarily related to non-recurring engineering services.

Backlog of Remaining Customer Performance Obligations

As of March 31, 2023, the Company had partially unsatisfied performance obligations related to contracts with an original expected duration of greater than one year. Revenue expected to be recognized from these performance obligations was $0.2 million as of March 31, 2023. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us.

Note 5: Inventory

Inventory, net of reserves, consisted of the following as of March 31, 2023 and June 30, 2022 (in thousands):

	March 31, 2023	June 30, 2022
Raw Materials	$1,460	$1,077
Work in Process	4,451	1,061
Finished Goods	1,646	1,956
Total Inventory	$7,557	$4,094

Note 6. Property and Equipment, net

Property and equipment, net consisted of the following as of March 31, 2023 and June 30, 2022 (in thousands):

	Estimated Useful Life	March 31, 2023	June 30, 2022
Land	n/a	$1,000	$1,000
Building and leasehold improvements	*	8,779	7,715
Equipment	2-10 years	69,598	57,750
Computer Equipment & Software	3-5 years	2,012	1,966
Total		81,389	68,431
Less: Accumulated Depreciation		(24,076)	(17,274)
Total		$57,313	$51,157

(*)	Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter. Buildings are amortized on a straight-line basis between 11 and 39 years.

The Company recorded depreciation expense of $2.4 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively. The Company recorded depreciation expense of $6.8 million and $4.8 million for the nine months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, equipment with a net book value totaling $5.8 million had not been placed in service and therefore was not depreciated during the period. As of June 30, 2022, fixed assets with a net book value totaling $14.5 million had not been placed in service and therefore was not depreciated during the period.

Note 7. Business Acquisitions

Grinding & Dicing Services, Inc.

On January 1, 2023 (the “Closing Date”), the Company and its wholly-owned subsidiary, Akoustis, Inc. (the “Purchaser”), entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Grinding & Dicing Services, Inc. (“GDSI”) and the stockholders of GDSI (the “Sellers”). Pursuant to the Purchase Agreement, the Purchaser acquired all of the outstanding capital stock of GDSI (such acquisition, the “Transaction”). The acquisition is expected to support a strategy to reshore operations to the United States, improve rapid prototype and development cycle time, and provide prototype cost savings.

The total consideration paid to the Sellers at closing of the Transaction consisted of $13.9 million in cash and approximately $1.7 million of shares of the Company’s common stock. In addition, the Company issued a secured promissory note (the “Promissory Note”) in the original principal amount of $4.0 million issued by the Purchaser to the Sellers’ representative. The Sellers’ representative is a current employee of the Company. The Promissory Note does not bear interest, is subject to partial prepayment (reduction of the outstanding principal amount down to $1.3 million) on the second anniversary of the Closing Date, and is payable in full on the third anniversary of the Closing Date. The Purchaser can reduce the principal amount of the Promissory Note (i) to satisfy certain post-closing adjustments to the Transaction purchase price, (ii) to satisfy the Sellers’ indemnification obligations under the Purchase Agreement, and (iii) if GDSI’s President is terminated for cause or due to disability or resigns without good reason prior to maturity the Promissory Note will be cancelled in its entirety. The Promissory Note is secured by certain of the Purchaser’s and GDSI’s assets. In the event of certain events of default, including failure to pay amounts due under the Promissory Note and certain bankruptcy events, the outstanding principal amount of the Promissory Note will become immediately due.

The purchase price was preliminarily allocated based on the estimated fair values of the assets acquired and liabilities assumed as follows (in thousands):

Consideration:
Cash paid	$13,915
Common stock	1,690
Liabilities cancelled	(88)
Total consideration	$15,517

Cash	$334
Fixed assets	2,538
Other tangible assets	1,366
Intangible assets	8,289
Goodwill	6,479
Deferred tax liabilities	(2,365)
Liabilities assumed	(1,124)
Total assets acquired	$15,517

The Company will continue to evaluate the fair market value and other estimates of certain assets, liabilities and tax estimates over the measurement period (up to one year from the acquisition date) as provided for in ASC 805-10.

The provisional values of the intangible assets acquired included trade names of $0.19 million, developed technology of $1.98 million and customer relationships of $6.11 million and the provisional value of the fixed assets acquired was $2.5 million.

The fair value of the trade names acquired was determined based on an income approach using the “relief-from-royalty” method which estimated the value of the intangible asset by discounting the future cash flows of the asset to present value. Key inputs include a royalty rate of 0.5% and a discount rate of 19.0% as of the valuation date. The acquired trademarks assets are being amortized on a straight-line basis over their estimated useful lives of five years.

The fair value of the developed technology acquired was determined based on an income approach using the “relief-from-royalty” method which estimated the value of the intangible asset by discounting the future cash flows of the asset to present value. Key inputs include a royalty rate of 5% and a discount rate of 19.0% as of the valuation date. The acquired developed technology assets are being amortized on a straight-line basis over their estimated useful lives of seven years.

The fair value of the customer relationships acquired was determined based on an income approach using the “multi-period excess earnings” method in which the value of the intangible asset is determined by discounting the future cash flows of the asset to present value. Key inputs include a discount rate of 19.0% and an attrition rate of 7.5% as of the valuation date. These customer relationships are being amortized on a straight-line basis over their estimated useful life of seven years.

The fair value of the fixed assets acquired was primarily determined using a cost approach and used the original cost of the asset as the key input. The acquired fixed assets are being depreciated over their estimated useful life of 5 years.

The goodwill resulting from the acquisition of GDSI, which has been recorded in the Foundry and Fabrication Services segment, is attributed to synergies and other benefits that are expected to be generated from this transaction and is not deductible for income tax purposes. During the three and nine months ended March 31, 2023, the Company recorded acquisition costs associated with the acquisition of GDSI totaling $0.1 and $0.2 million, respectively, in “General and administrative expenses” in the Condensed Consolidated Statements of Operations.

RFM Integrated Devices, Inc.

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

Additionally, earn-out payments payable in cash and/or shares of common stock of the Company may be payable to TST based on the achievement of sales targets for RFMi products in each of calendar year 2022 and 2023, with potential payouts in the range of $0 to $3.0 million. The initial $1.1 million estimated fair value of the associated liability was based on the present value of the expected future payouts resulting from the projected RFMi product sales, applying a volatility rate of 30% against those future projected revenues and using a discount rate of 9.9% and 10.2% for the first and second earnouts, respectively, and thus represented a Level 3 fair value measurement. The contingent consideration is re-measured to fair value at each reporting date until the contingency is resolved, and those changes in fair value are recognized in earnings. The Company has determined that the sales targets for calendar year 2022 were not met and the related earnout payment is not owed. The fair value of the contingent consideration decreased $1.4 million during the nine months ended March 31, 2023.

Pro Forma Results

The following unaudited pro forma financial information summarizes the results of operations for the three and nine months ended March 31, 2023 as if the RFMi and GDSI acquisitions had been completed as of July 1, 2021 (in thousands). The pro forma results were calculated applying the Company’s accounting policies and include the effects of adjustments related to the amortization charges from the acquired intangibles. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisitions, nor of the results that may be reported in the future.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	Unaudited Proforma	Unaudited Proforma	Unaudited Proforma	Unaudited Proforma
Revenues	$7,356	$6,435	$22,369	$17,498
Net Loss	$(15,453)	$(14,598)	$(45,521)	$(42,666)
Net Loss per Share	$(0.23)	$(0.26)	$(0.74)	$(0.79)

Note 8. Goodwill

The Company performs an annual test for goodwill impairment during our last fiscal quarter. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

During the nine months ended March 31, 2023, the Company did not identify any events or circumstances that would require an interim goodwill impairment test. The Company does not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of March 31, 2023 was $14.5 million.

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at March 31, 2023 and June 30, 2022 (in thousands):

	March 31, 2023	June 30, 2022
Accounts payable	$3,125	$3,630
Accrued salaries and benefits	4,531	4,641
Accrued goods received not invoiced	700	1,472
Other accrued expenses	2,914	1,461
Totals	$11,270	$11,204

Note 10. Notes Payable

Convertible Senior Notes due 2027

The following table summarizes convertible debt as of March 31, 2023 (in thousands):

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Derivatives	Carrying Value
Long Term convertible notes payable
6.0% convertible senior notes	06/15/2027	6.00%	$4.71	$44,000	$(2,876)	$2,572	$43,696
Ending Balance as of March 31, 2023				$44,000	$(2,876)	$2,572	$43,696

The following table summarizes convertible debt as of June 30, 2022 (in thousands):

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Derivatives	Carrying Value
Long Term convertible notes payable
6.0% convertible senior notes	06/15/2027	6.00%	$4.71	$44,000	$(3,297)	$3,028	$43,731
Ending Balance as of June 30, 2022				$44,000	$(3,297)	$3,028	$43,731

Interest expense on the Convertible Notes during the three months ended March 31, 2023 included contractual interest of $660 thousand and debt discount amortization of $131 thousand. Interest expense on the Convertible Notes during the nine months ended March 31, 2023 included contractual interest of $1,980 thousand and debt discount amortization of $421 thousand.

Promissory Note

The Company issued a secured promissory note (the “Promissory Note”) in the original principal amount of $4.0 million issued by the Purchaser to the Sellers’ representative. The Sellers’ representative is a current employee of the Company. The Promissory Note does not bear interest, is subject to partial prepayment (reduction of the outstanding principal amount down to $1.3 million) on the second anniversary of the Closing Date, and is payable in full on the third anniversary of the Closing Date. The Purchaser can reduce the principal amount of the Promissory Note (i) to satisfy certain post-closing adjustments to the Transaction purchase price, (ii) to satisfy the Sellers’ indemnification obligations under the Purchase Agreement, and (iii) if GDSI’s President is terminated for cause or due to disability or resigns without good reason prior to maturity the Promissory Note will be cancelled in its entirety. The Promissory Note is secured by certain of the Purchaser’s and GDSI’s assets. In the event of certain events of default, including failure to pay amounts due under the Promissory Note and certain bankruptcy events, the outstanding principal amount of the Promissory Note will become immediately due. The Promissory Note will be recognized on a straight line basis over the term of the Promissory Note as compensation expense. The Company recorded compensation expense totaling $333 thousand for the three and nine months ended March 31, 2023 in “General and administrative expenses” in the Condensed Consolidated Statements of Operations with the associated liability included in “Promissory notes payable” in the Condensed Consolidated Balance Sheets.

Note 11. Concentrations

Customers

Customer concentration as a percentage of revenue for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months 03/31/2023	Three Months 03/31/2022
Customer 1	15%	—
Customer 2	13%	—
Customer 3	—	22%

Customer concentration as a percentage of revenue for the nine months ended March 31, 2023 and 2022 are as follows:

	Nine Months 03/31/2023	Nine Months 03/31/2022
Customer 1	16%	25%
Customer 2	11%	11%
Customer 3	11%	—

Customer concentration as a percentage of accounts receivable at March 31, 2023 and June 30, 2022 are as follows:

	March 31, 2023	June 30, 2022
Customer 1	15%	—
Customer 2	14%	10%
Customer 3	13%	26%
Customer 4	—	13%

Vendors

Vendor concentration as a percentage of purchases for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months 03/31/2023	Three Months 03/31/2022
Vendor 1	—	18%

Vendor concentration as a percentage of purchases for the nine months ended March 31, 2023 and 2022 are as follows:

	Nine Months 03/31/2023	Nine Months 03/31/2022
Vendor 1	—	12%

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

Underwritten Offering of Common Stock

On January 19, 2023, the Company closed an underwritten public offering of 12,545,454 shares of its common stock at a price to the public of $2.75 per share pursuant to an underwriting agreement with B. Riley Securities, Inc., as representative of the several underwriters named therein. The shares of common stock issued at closing included 1,636,363 shares issued pursuant to the underwriters’ over-allotment option, which was exercised in full. Gross proceeds totaled $34.5 million before deducting the underwriting discount and offering expenses of approximately $2.5 million resulting in net proceeds from the offering of approximately $32.0 million. Certain of the Company’s directors and officers participated in the offering by purchasing shares on the same terms and conditions as other investors.

Equity Incentive Plans

During the nine months ended March 31, 2023, the Company granted employees options to purchase an aggregate of approximately 0.28 million shares of common stock. The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following assumptions:

Nine Months Ended March 31, 2023
Exercise price	$2.83 – 4.23
Expected term (years)	4.00 - 4.75
Volatility	67 – 70%
Risk-free interest rate	3.77 – 4.59%
Dividend yield	0%
Weighted Average Grant Date Fair Value of Options granted during the period	$1.96

During the nine months ended March 31, 2023 the Company awarded certain employees and directors grants of an aggregate of approximately 2.0 million restricted stock units (“RSUs”) with a weighted average grant date fair value of $3.21. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest over 4 – 5 years.

During the nine months ended March 31, 2023 the Company awarded certain employees grants of an aggregate of approximately 0.42 million restricted stock units with market value appreciation conditions (“MVSUs”) with a weighted average grant date fair value of $7.60. The MVSUs will be expensed over the requisite service period. The terms of the MVSUs include vesting provisions based on continued service. The number of shares of the Company’s common stock earned at vesting is based on the Company’s stock price performance with amounts earned subject to a vesting multiplier ranging from 0% to 200%. If the service criteria are satisfied, the MVSUs will vest over 3 years.

Compensation expense related to our stock-based awards described above was as follows (in thousands):

	Three Months Ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
Research and Development	$1,120	$1,327	$3,171	$4,275
General and Administrative	2,090	1,179	4,283	3,479
Total	$3,210	$2,506	$7,454	$7,754

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in thousands):

	As of March 31, 2023
	Unrecognized stock-based compensation	Weighted- average years to be recognized
Options	$2,225	1.97
Restricted stock units	$11,725	2.14

Note 13. Leases

Leases

The Company leases office space in Huntersville, NC, Carrollton, TX, San Jose, CA and Taiwan and leases equipment in Canandaigua, NY. Its leases have remaining lease terms of up to five years, some of which include options to extend the leases for up to twenty-four months. Following adoption of ASC 842, lease expense excludes capital area maintenance and property taxes.

The components of lease expense were as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022
Operating Lease Expense	$159	$84	$360	$241

Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification on the Condensed Consolidated Balance Sheet	March 31, 2023	June 30, 2022
Assets
Operating lease assets	Other non-current assets	$1,483	$1,126

Liabilities
Operating lease liabilities	Current liabilities	415	313
Operating lease liabilities	Long term liabilities	1,093	811

Weighted Average Remaining Lease Term:
Operating leases		2.67 Years	3.42 Years
Weighted Average Discount Rate:
Operating leases		12.69%	10.03%

The following table outlines the minimum future lease payments for the next five years and thereafter, (in thousands):

For the year ending June 30,
2023	$142
2024	586
2025	605
2026	373
Thereafter	147
Total lease payments (undiscounted cash flows)	1,853

Less imputed interest	(345)
Total	$1,508

Note 14. Commitments and Contingencies

Ontario County Industrial Development Authority Agreement

On February 27, 2018, the Company entered into a Lease and Project Agreement (the “Lease and Project Agreement”) and a Company Lease Agreement (the “Company Lease Agreement” and together with the Lease and Project Agreement, the “Agreements”), each dated as of February 1, 2018, with the Ontario County Industrial Development Agency, a public benefit corporation of the State of New York (the “OCIDA”). Pursuant to the Agreements, the Company will lease for $1.00 annually to the OCIDA an approximately 9.995 acre parcel of land in Canandaigua, New York, together with the improvements thereon (including the Company’s New York fabrication facility), and transfer title to certain related equipment and personal property to the OCIDA (collectively, the “Facility”). The OCIDA will lease the Facility back to the Company for annual rent payments specified in the Lease and Project Agreement for the Company’s primary use as research and development, manufacturing, warehouse and professional office space in its business, and to be subleased, in part, by the Company to various existing tenants. The Company estimates substantial tax savings during the term of the Agreements, which expire on December 31, 2028. In addition, subject to the terms of the Lease and Project Agreement, certain purchases and leases of eligible items will be exempt from the imposition of sales and use taxes. Subject to the terms of the Lease and Project Agreement, the OCIDA has also granted to the Company an exemption from certain mortgage recording taxes for one or more mortgages securing an aggregate principal amount not to exceed $12.0 million, or such greater amount as approved by the OCIDA in its sole and absolute discretion. Benefits totaling approximately $0.3 million provided to the Company through March 31, 2023 pursuant to the terms of the Lease and Project Agreement are subject to claw back over the life of the Agreements upon certain recapture events, including certain events of default.

Litigation, Claims and Assessments

On October 4, 2021, the Company was named as a defendant in a complaint filed by Qorvo, Inc. (“Qorvo”) in the United States District Court for the District of Delaware alleging, among other things, patent infringement, false advertising, false patent marking, and unfair competition. The complaint alleges that the defendants misappropriated proprietary information, made misleading statements about the characteristics of certain of its products, and sold products infringing on certain of the plaintiff’s patents. The plaintiff seeks an injunction enjoining the Company from the alleged infringement and damages, including punitive and statutory enhanced damages, in an unspecified amount. The Company filed a motion to dismiss all of the claims other than the direct patent infringement claims, but the court permitted the plaintiff to file an amended complaint which the court subsequently determined was sufficient for pleading purposes. The Court dismissed the Company’s motion in May 2022. The Court held a claims construction hearing in November 2022, issuing its claim construction order on March 15, 2023. On February 8, 2023, Qorvo filed a second amended complaint adding allegations of misappropriation of trade secrets, racketeering activities, and civil conspiracy.  Based on the materials available to it, the Company believes it has meritorious defenses and intends to defend itself vigorously against the claims asserted by Qorvo. However, the Company can provide no assurance as to the outcome of such dispute, and such action may result in judgments against the Company for an injunction, significant damages or other relief, such as future royalty payments to Qorvo or restrictions on certain of the Company’s activities.

On April 20, 2023, the Company filed a complaint against Qorvo in the United States District Court for the Eastern District of Texas alleging infringement by Qorvo of a patent licensed exclusively to the Company by Cornell University. The complaint alleges the defendant’s willful infringement of the Cornell patent and seeks remedies including enhanced damages and attorneys’ fees. The Company intends to pursue vigorously its claims against Qorvo but can provide no assurance as to the outcome of this dispute.

Resolution of each of the matters described above may be prolonged and costly, and the ultimate result or judgment is uncertain due to the inherent uncertainty in litigation and other proceedings. Even if ultimately settled or resolved in the Company’s favor, the matters described above and other possible future actions may result in significant expenses, diversion of management and technical personnel attention and disruptions and delays in the Company’s business and product development, and other collateral consequences, all of which could have a material adverse effect on its business, financial condition and results of operations. Any out-of-court settlement of the above matters or other actions may also have an adverse effect on the Company’s business, financial condition and results of operations, including, but not limited to, substantial expenses, the payment of royalties, licensing or other fees payable to third parties, or restrictions on its ability to develop, manufacture and sell its products.

From time to time, the Company may become involved in other lawsuits, investigations and claims that arise in the ordinary course of business. The Company believes it has meritorious defenses against all pending claims and intends to vigorously pursue them. While it is not possible to predict or determine the outcomes of any pending actions, the Company believes the amount of liability, if any, with respect to such actions, would not materially affect its financial position, results of operations or cash flows.

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

The Company’s gross unrecognized indirect tax credits totaled $0.1 million as of March 31, 2023 and $0.1 million as of June 30, 2022 and are recorded on the Consolidated Balance Sheet as a long-term liability.

Note 15. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company operates in two segments, Foundry Fabrication Services, which consists of XBAW® foundry services, Non-Recurring Engineering (“NRE”) and back-end supply chain services, and RF Filters, which consists of amplifier and filter product sales, and grant revenue. The Company records all general and administrative costs in the RF Filters segment.The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three and nine months ended March 31, 2023 and 2022 are as follows (in thousands):

	Foundry Fabrication Services	RF Filters	Total
Three months ended March 31, 2023
Revenue	$3,397	$3,959	$7,356
Cost of revenue	2,009	6,463	8,472
Gross margin	1,388	(2,504)	(1,116)
Research and development	—	7,349	7,349
General and administrative	2,018	6,799	8,817
Income (Loss) from Operations	$(630)	(16,652)	(17,282)

Three months ended March 31, 2022
Revenue	$407	$4,200	$4,607
Cost of revenue	534	4,836	5,370
Gross margin	(127)	(636)	(763)
Research and development	—	8,314	8,314
General and administrative	—	5,721	5,721
Income (Loss) from Operations	$(127)	(14,671)	(14,798)

Nine months ended March 31, 2023
Revenue	$6,248	$12,540	$18,788
Cost of revenue	4,027	16,173	20,200
Gross margin	2,221	(3,633)	(1,412)
Research and development	—	25,079	25,079
General and administrative	2,018	19,632	21,650
Income (Loss) from Operations	$203	(48,344)	(48,141)

Nine months ended March 31, 2022
Revenue	$1,203	$8,943	$10,146
Cost of revenue	1,481	11,340	12,821
Gross margin	(278)	(2,397)	(2,675)
Research and development	—	25,481	25,481
General and administrative	—	14,742	14,742
Income (Loss) from Operations	$(278)	(42,620)	(42,898)

As of March 31, 2023
Accounts receivable	$1,064	$3,183	$4,247
Property and equipment, net	2,447	54,866	57,313

As of June 30, 2022
Accounts receivable	$572	$3,221	$3,793
Property and equipment, net	—	51,157	51,157

Note 16. Income Taxes

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

The Company’s preliminary allocation of purchase price for this acquisition is included in Note 7 – Business Acquisition, and includes an approximately $2.4 million deferred tax liability related to the acquired identifiable intangible assets and fixed asset basis differences.

The Company’s income tax expense (benefit) was (2.4) million and ($2.4) million for the three and nine months ended March 31, 2023 respectively and ($128) thousand and ($70) thousand for the three and nine months ended March 31, 2022. The Company’s effective tax rate was 13.2% and 5.0% for the three and nine months ended March 31, 2023 and 0.9% and 0.2% for the three and nine months ended March 31, 2022.

The Company’s effective tax rate for the three and nine months ended March 31, 2023 and March 31, 2022, differed from the statutory rate primarily due to state taxes and changes in the valuation allowance against deferred tax assets.

Note 17. Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three and nine months ended March 31, 2023 and March 31, 2022 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Convertible Notes	9,341,825	—
Options	3,232,112	2,996,264
Warrants	41,103	78,555
Total	12,615,040	3,074,819

Note 18. Fair Value Measurement

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

The following table classifies the liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2023:

	Fair value at March 31, 2023	Level 1	Level 2	Level 3
Contingent consideration	$8	$—	$—	$8
Derivative liabilities	2,572	—	—	2,572
Total fair value	$2,580	$—	$—	$2,580

The following table classifies the liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2022:

	Fair value at June 30, 2022	Level 1	Level 2	Level 3
Contingent consideration	$1,446	$—	$—	$1,446
Derivative liabilities	3,028	—	—	3,028
Total fair value	$4,474	$—	$—	$4,474

The following table sets forth a summary of the changes in the fair value of Level 3 contingent consideration that are measured at fair value on a recurring basis:

Contingent consideration	March 31, 2023
Beginning balance	$1,446
Initial fair value of contingent consideration	—
Change in fair value of contingent consideration	(1,438)
Ending balance	$8

There were no transfers between Level 1, 2, or 3 valuation classifications during the three or nine months ended March 31, 2023.

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

The fair value of the contingent consideration liabilities on March 31, 2023 and June 30, 2022 were valued with the following assumptions:

	March 31, 2023	June 30, 2022
Discount Rate	16.6%	14.3% – 14.5%
Revenue volatility	30%	30%
Risk free interest rate	4.78%	1.71% – 3.04%
Remaining term (years)	0.84	0.59 – 1.58

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Fair Value of Embedded Derivatives	March 31, 2023
Beginning balance	$3,028
Initial fair value of make-whole provision in convertible notes	—
Initial fair value of change in control provision in convertible notes	—
Change in fair value of convertible note derivatives	(456)
Ending balance	$2,572

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

The fair value of the embedded derivatives in our convertible notes as of March 31, 2023 and June 30, 2022 were valued with the following assumptions:

	March 31, 2023	June 30, 2022
Stock Price	$3.08	$3.70
Volatility of stock price	70%	70%
Risk free interest rate	3.68%	3.01%
Debt yield	43.02%	41.5%
Remaining term (years)	4.2	5.0

Note 19. Subsequent Events

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

Intellectual Property. As of April 28, 2023, our IP portfolio included 89 patents, including a blocking patent that we have licensed from Cornell University. Additionally, as of April 28, 2023, we have 124 pending patent applications. These patents cover our XBAW® RF filter technology from raw materials through the system architectures. Given the significance of the Company’s intellectual property to its business, the Company enforces its intellectual property rights and protects its patent portfolio, which may include filing lawsuits against companies that the Company believes are infringing upon its patents. The Company considers protecting its intellectual property rights to be central to its business model and competitive position in the RF filter industry.

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

Business Environment and Current Trends

Impact of COVID-19 on our Business

The global health crisis caused by the COVID-19 pandemic has negatively impacted business activity across the globe. We have observed declining demand and price reductions in the electronics industry as business and consumer activity has decelerated. Additionally, COVID-19 has contributed to some of the delays we have observed in certain suppliers’ shipment of materials necessary for us to manufacture our products and in certain vendors’ ability to deliver equipment for installation at our facilities. When COVID-19 is demonstrably contained, we anticipate that its effects on global commerce will subside; however, the timing and extent of this is uncertain. We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the ultimate effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of fiscal year 2023 or beyond.

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

On March 23, 2023, we announced the appointment of Michelle L. Petock, CEO of W Greig & Company to our Board of Directors

On April 4, 2023, we announced that we received a development order for Wi-Fi 6E/7 from a new RF module maker customer.

On April 11, 2023, we introduced a new C-V2X XBAW® filter for the automotive market.

On April 26, 2023, we announced a volume purchase order for Wi-Fi 6E filters for a new, advanced, high-speed line of Wi-Fi 6E fixed infrastructure products.

[On May 3, 2023 we announced that we received our first Wi-Fi 7 design win for XBAW® filter solutions from a leading enterprise class customer.][Confirm PR released]

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2022 Annual Report.

Results of Operations

Three Months Ended March 31, 2023 and 2022

Revenue

The Company recorded revenue of $7.4 million for the three months ended March 31, 2023 as compared to $4.6 million for the three months ended March 31, 2022. The increase of $2.8 million, or 60%, was primarily due to an increase in foundry fabrication service revenue by $3.0 million or 695%, which includes revenue from sales of GDSI services. This increase was partially offset by a slight decrease in filter product revenue by $0.2 million or 5%.

Cost of Revenue

Cost of revenue includes direct labor, material, net realizable value (NRV) adjustments, and facility costs primarily associated with foundry services revenue, manufacturing of filter products and engineering services. The Company recorded cost of revenue of $8.5 million for the three months ended March 31, 2023 as compared to $5.4 million for the three months ended March 31, 2022. The $3.1 million increase is due to costs associated with foundry fabrication services, which increased by $1.5 million, and which includes cost of revenue from services provided by GDSI. In addition, costs associated with product filters increased by $1.8 million due to NRV inventory adjustments.

Research and Development Expenses

R&D expenses were $7.3 million for the three months ended March 31, 2023, as compared to $8.3 million for the three months ended March 31, 2022, a decrease of $1.0 million or 12.0%. The decrease was driven by a $1.2 million decrease in material and equipment related costs related to R&D activities. This decrease was partially offset by an increase in personnel costs of $0.2 million.

General and Administrative Expense

General and administrative (“G&A”) expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the three months ended March 31, 2023 were $8.8 million, which is an increase of $3.1 million compared to the $5.7 million for the three months ended March 31, 2022. Year-over-year changes within G&A expenses include an increase in employee compensation (including stock-based compensation) of $1.7 million. In addition, general expenses such as professional fees and intangible amortization increased by $1.2 million.

Other (Expense)/Income

Other expense for the three months ended March 31, 2023 was $0.6 million, compared to other expense of $0.2 million for the three months ended March 31, 2022. The expense increase of $0.4 million was comprised of additional interest expense of $0.5 million and a loss on the value of derivative liabilities of $0.4 million. These increases were offset by a gain on the value of contingent consideration of $0.4 million.

Net Loss

The Company recorded a net loss of $15.5 million for the three months ended March 31, 2023, compared to a net loss of $14.7 million for the three months ended March 31, 2022. The period-over-period change of $0.8 million, or 5.4%, was primarily driven by an increase in revenue of $2.7 million as well as a decrease in R&D expenses of $1.0 million. In addition, the Company recorded an income tax credit of $2.4 million during the period related to the acquisition of GDSI. The R&D expense decrease was partially offset by an increase in G&A expenses of $3.1 million, an increase in cost of revenue of $3.1 million and an increase in other expenses of $0.4 million.

Nine months ended March 31, 2023 and 2022

Revenue

The Company recorded revenue of $18.8 million for the nine months ended March 31, 2023 as compared to $10.1 million for the nine months ended March 31, 2022. The increase of $8.6 million was primarily due to an increase in foundry fabrication revenue of $5.0 million or 419%, which includes revenue from sales of GDSI services. In addition, revenue from sales of filter products increase by $3.6 million or 40%.

Cost of Revenue

Cost of revenue includes direct labor, material, net realizable value (NRV) adjustments, and facility costs primarily associated with foundry services revenue, manufacturing of filter products and engineering services. The Company recorded cost of revenue of $20.2 million for the nine months ended March 31, 2023 as compared to $12.8 million for the nine months ended March 31, 2022. The $7.4 million increase is primarily due to costs associated with RF product revenue which increased by $4.8 million. In addition, costs related to foundry fabrication services increased by $2.5 million or 172%, which includes cost of revenue from services provided by GDSI.

Research and Development Expenses

R&D expenses were $25.1 million for the nine months ended March 31, 2023, as compared to $25.5 million for the nine months ended March 31, 2022, a decrease of $0.4 million or 1.6%. Personnel costs, including stock-based compensation, were $13.4 million compared to $13.7 million in the prior year period, a decrease of $0.3 million or 2.2%. In addition facility costs were $0.1 million or, 1.9% lower than the prior period.

General and Administrative Expense

G&A expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the nine months ended March 31, 2023 were $21.6 million, which is an increase of $6.9 million compared to the $14.7 million for the nine months ended March 31, 2022. Year-over-year changes within G&A expenses include an increase in personnel costs, including stock compensation, of $1.7 million or 18.5%. In addition, general expenses of $11.0 million including professional fees and intangible amortization, increased by $5.2 million, or 89.6%.

Other (Expense)/Income

Other expenses for the nine months ended March 31, 2023 was $71 thousand, compared to other expenses of $93 thousand for the nine months ended March 31, 2022. The expense decrease of $21 thousand was comprised of an increase in interest expense of $2.0 million offset by a gain on the value of contingent consideration of $1.6 million and a gain on the value of derivative liabilities of $0.5 million.

Net Loss

The Company recorded a net loss of $45.8 million for the nine months ended March 31, 2023, compared to a net loss of $42.8 million for the nine months ended March 31, 2022. The period-over-period increase of $2.9 million, or 6.8%, was primarily driven by an increase in cost of revenue of $7.4 million, an increase in G&A expenses of $6.9 million. These expense increases were partially offset by an increase revenue of $8.6 million as well as a decrease of R&D expenses of $0.4 million. In addition, the Company recorded an income tax credit of $2.4 million during the period related to the acquisition of GDSI.

Liquidity and Capital Resources

Overview

The Company’s short-term and long-term liquidity requirements primarily arise from funding (i) research and development expenses, (ii) G&A expenses including salaries, bonuses, commissions and stock-based compensation, (iii) working capital requirements, (iv) business acquisitions and investments we may make from time to time, including a potential performance based payment related to our acquisition of RFMi, and a note payable issued in connection with our acquisition of GDSI, and (v)interest and principal payments related to our $44.0 million aggregate principal amount of outstanding convertible notes. Additionally, in the near-term, the Company makes capital expenditures in connection with the expansion of the capacity of its manufacturing facility in Canandaigua, New York.

The Company has incurred losses and negative cash flow from operations since inception. Our operations thus far have been funded primarily with sales of equity and debt securities, as well as contract research and government grants, foundry services and engineering services. We expect our operating expenditures to continue to increase to support future growth of our manufacturing capabilities and expansion of our product offerings, as well as an increase in research and development and headcount costs to support this growth. We believe we currently have sufficient resources to fund operations and planned investments for at least the next twelve months. However, until we are able to generate sufficient cash flow from operations to achieve and maintain profitability and meet our obligations as they come due, we may need to raise additional capital to support our business. In June 2022, we completed an offering of convertible notes resulting in net proceeds to the Company of $43.7 million. In January 2023, we completed a public offering of our common stock raising $32.0 million in net proceeds. Also in January 2023, approximately $13.9 million in cash was paid to the sellers in the GDSI acquisition as mentioned in Footnote 7. Additionally, the Company estimates that approximately $2.9 million of additional cash is needed to complete construction in progress assets that are currently not in service. The Company may also in the future make acquisitions of, or investments in, companies that it believes has products or capability that are a strategic or commercial fit with its current business or otherwise offer opportunities for the Company. The financing of any such acquisitions may include the payment of cash, issuance of securities and/or incurrence of debt.

We have access to an at-the-market offering program pursuant to which we may sell up to $50 million of Common Stock. As of the date of this Quarterly Report, the Company had sold $2.0 million of Common Stock under such at-the-market offering program and previously announced that it was suspending sales under the at-the-market offering program. If, in the future, the Company determines to resume sales under the at-the-market offering program, it intends to notify investors by the filing of a Current Report on Form 8-K or other public announcement.

Balance Sheet and Working Capital

The Company had $52.7 million of cash and cash equivalents on hand as of March 31, 2023, which reflects a decrease of $27.7 million compared to $80.5 million as of June 30, 2022. The decrease is primarily due to cash used in operations of $36.1 million, and cash used for investing activities of $23.9 million. These uses of cash were partially offset by cash proceeds related to the equity raise of $32 million. The Company estimates that cash on hand will be sufficient to fund its operations as currently conducted, including current capital expense commitments, beyond the next twelve months from the date of filing of this Form 10-Q. However, the Company has historically incurred recurring operating losses and will continue to do so until it generates sufficient revenues from operations; as a result, we may need to obtain additional capital through the sale of additional equity securities, debt, or otherwise, to fund operations past that date. There is no assurance that the Company’s projections and estimates are accurate. The Company is actively managing and controlling its cash outflows to mitigate liquidity risks.

March 31, 2023 compared to June 30, 2022

As of March 31, 2023, the Company had current assets of $68.2 million, made up primarily of cash on hand of $52.7 million. As of June 30, 2022, current assets were $91.7 million comprised primarily of cash on hand of $80.5 million.

Property, Plant and Equipment was $57.3 million as of March 31, 2023 as compared to a balance of $51.2 million as of June 30, 2022.

Total assets as of March 31, 2023 and June 30, 2022 were $157.5 million and $161.3 million, respectively.

Current liabilities as of March 31, 2023 and June 30, 2022 were $11.8 million and $12.7 million, respectively.

Long-term liabilities totaled $45.2 million as of March 31, 2023, compared to $45.3 million as of June 30, 2022.

Stockholders’ equity was $100.5 million as of March 31, 2023, compared to $103.4 million as of June 30, 2022, a decrease of $2.9 million, or 2.8%. This decrease was primarily due to the net loss for the nine months ended March 31, 2023 of $45.8 million which was partially offset by the increase in additional paid-in-capital (“APIC”) of $42.8 million. The increase in APIC was primarily due to common stock issued for cash of $32.0 million and common stock issued for services of $7.5 million.

Cash Flow Analysis

Operating activities used cash of $36.1 million during the nine months ended March 31, 2023 and $33.3 million during the comparative period ended March 31, 2022. The $2.8 million period-over-period increase in cash used was attributable to higher general and administrative expenses associated with legal and professional fees.

Investing activities used cash of $23.9 million for the nine months ended March 31, 2023 compared to $25.6 million for the comparative period ended March 31, 2022. The decrease of $1.7 million was primarily due to a $11.6 million decrease in purchases of capital equipment which was offset by an increase in cash paid for investment in subsidiaries of $9.8 related to the purchases of RFMi during the second quarter of fiscal year 2022 and GDSI in the third quarter of this fiscal year.

Cash proceeds from financing activities increased by $5.9 million compared to the nine months ended March 31, 2022 primarily due to the increase in proceeds from issuance of common stock.

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

As of March 31, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except for the matters described under “Litigation, Claims and Assessments” in “Note 14. – Commitments and Contingencies” of the condensed consolidated financial statements in this Item 1 of Part I of this Quarterly Report on Form 10-Q, which description is incorporated in this “Item 1. Legal Proceedings” by reference, we are currently not aware of any material pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

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

Dated: May 08, 2023	Akoustis Technologies, Inc.

	By:	/s/ Kenneth E. Boller
Kenneth E. Boller
Chief Financial Officer
(Principal Financial and Accounting Officer)