Form 10-K
period 2023-06-30
Akoustis Technologies, Inc.
filed 2023-09-06
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates on December 31, 2022 was approximately $148.2 million. For purposes of this computation, shares of Common Stock held by all officers, directors, and any beneficial owners of 10% or more of the outstanding Common Stock were excluded because such persons may be deemed to be affiliates of the registrant. Such determination should not be deemed an admission that such persons are, in fact, affiliates of the registrant.

As of September 01, 2023, there were 72,351,827 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended June 30, 2023. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

●	our limited operating history,

●	our inability to generate revenues or achieve profitability,

●	the impact of the COVID-19 pandemic, Russian-Ukrainian conflict and other sources of volatility on our operations, financial condition and the worldwide economy, including our ability to access the capital markets,

●	increases in prices for raw materials, labor, and fuel caused by rising inflation,

●	our inability to obtain adequate financing and sustain our status as a going concern,

●	the results of our research and development (“R&D”) activities,

●	our inability to achieve acceptance of our products in the market,

●	general economic conditions, including upturns and downturns in the industry,

●	existing or increased competition,

●	our inability to successfully scale our New York wafer fabrication facility and related operations while maintaining quality control and assurance and avoiding delays in output,

●	contracting with customers and other parties with greater bargaining power and agreeing to terms and conditions that may adversely affect our business,

●	the possibility that the anticipated benefits from our business acquisitions (including the acquisitions of RFM Integrated Device, Inc. (“RFMi”) and Grinding and Dicing Services, Inc. (“GDSI”)) will not be realized in full or at all or may take longer to realize than expected,

●	the possibility that costs or difficulties related to the integration of acquired businesses’ (including RFMi and GDSI’s) operations will be greater than expected and the possibility of disruptions to our business during integration efforts and strain on management time and resources,

●	risks related to doing business in foreign countries, including rising tensions between the United States and China,

●	any cybersecurity breaches or other disruptions compromising our proprietary information and exposing us to liability,

●	our limited number of patents,

●	failure to obtain, maintain and enforce our intellectual property rights,

●	claims of infringement, misappropriation or misuse of third-party intellectual property, including the lawsuit filed by Qorvo, Inc. in October 2021, that, regardless of merit, could result in significant expense and negatively impact our business results,

●	our inability to attract and retain qualified personnel,

●	results of any arbitration or litigation that may arise,

●	our reliance on third parties to complete certain processes in connection with the manufacture of our products,

●	product quality and defects,

●	our ability to market and sell our products,

●	our failure to innovate or adapt to new or emerging technologies, including in relation to our competitors,

●	our failure to comply with regulatory requirements,

●	stock volatility and illiquidity,

●	our failure to implement our business plans or strategies,

●	our failure to maintain effective internal control over financial reporting

●	our failure to obtain or maintain a Trusted Foundry accreditation or our New York fabrication facility, and

●	shortages in supplies needed to manufacture our products, or needed by our customers to manufacture devices incorporating our products.

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

DEFINITIONS

When used in this Report, the terms, “we,” “Akoustis,” the “Company,” “our,” and “us” refers to Akoustis Technologies, Inc., a Delaware corporation, and its wholly owned consolidated subsidiaries, Akoustis, Inc., also a Delaware corporation, RFM Integrated Device, Inc., a Texas corporation (“RFMi”), and Grinding and Dicing Services, Inc., a California corporation (“GDSI”).

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

v

PART I

ITEM 1. BUSINESS

Overview

Akoustis Technologies, Inc., a Delaware corporation, was incorporated in 2013. The Company is an emerging commercial product company focused on developing, designing, and manufacturing innovative RF filter solutions for the wireless industry, including for products such as smartphones and tablets, network infrastructure equipment, Wi-Fi Customer Premise Equipment (“CPE”), and defense applications. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RF front-end (“RFFE”). Located between the device’s antenna and its digital backend, the RFFE is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. We have developed a proprietary microelectromechanical system (“MEMS”) based bulk acoustic wave (“BAW”) technology and a unique manufacturing process flow, called “XBAW ®”, for our filters produced for use in RFFE modules. Our XBAW® filters incorporate optimized high purity piezoelectric materials for high power, high frequency and wide bandwidth operation. We are developing RF filters for 5G, Wi-Fi and defense bands using our proprietary resonator device models and product design kits (“PDKs”). As we qualify our RF filter products, we are engaging with target customers to evaluate our filter solutions. Our initial designs target UHB, sub-7 GHz 5G, Wi-Fi and defense bands. We expect our RF filter solutions will address problems (such as loss, bandwidth, power handling, and isolation) created by the growing number of frequency bands in the RFFE of mobile devices, infrastructure and premise equipment to support 5G, and Wi-Fi. We have prototyped, sampled and begun commercial shipment of our single-band low loss BAW filter designs for 5G frequency bands and 5 GHz and 6 GHz Wi-Fi bands which are suited to competitive BAW solutions and historically cannot be addressed with low-band, lower power handling surface acoustic wave (“SAW”) technology. Additionally, through our wholly owned subsidiary, RFMi, of which we acquired majority ownership in October 2021 and full ownership in April 2023, we operate a fabless business whereby we make sales of complementary SAW resonators, RF filters, crystal (“Xtal”) resonators and oscillators, and ceramic products—addressing opportunities in multiple end markets, such as automotive and industrial applications. We also offer back-end semiconductor supply chain services through our wholly owned subsidiary, GDSI, which we acquired in January 2023.

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

Technology. Our device technology is based upon bulk-mode acoustic resonance, which we believe is superior to surface-mode resonance for high-band and ultra-high-band (“UHB”) applications that include 4G/LTE, 5G, Wi-Fi, and defense applications. Although some of our target customers utilize or manufacture the RFFE module, they may lack access to critical UHB filter technology that we produce, which is necessary to compete in high frequency applications.

Manufacturing. We currently manufacture Akoustis’ high-performance RF filter circuits, using our first generation XBAW® wafer process, in our 125,000-square foot wafer-manufacturing facility located in Canandaigua, New York (the “New York Facility”), which we acquired in June 2017. Our SAW-based RF filter products are manufactured by a third party and sold either directly or through a sales distributor.

Intellectual Property. As of August 25, 2023, our IP portfolio included 104 patents, including a blocking patent that we have licensed from Cornell University. Additionally, as of August 25, 2023, we have 108 pending patent applications. These patents cover our XBAW® RF filter technology from raw materials through the system architectures. Given the significance of the Company’s intellectual property to its business, the Company enforces its intellectual property rights and protects its patent portfolio, which may include filing lawsuits against companies that the Company believes are infringing upon its patents. The Company considers protecting its intellectual property rights to be central to its business model and competitive position in the RF filter industry.

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

We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid-state device technology development and engineering of catalog and custom filter design solutions. To succeed across our combined portfolio of Akoustis, XBAW, and RFMi products, we must convince customers in a wide range of industries including mobile phone OEMs, RFFE module manufacturers, network infrastructure OEMs, Wi-Fi CPE OEMs, medical device makers, automotive and defense customers to use our products in their systems and modules. For example, since there are two dominant BAW filter suppliers in the industry that have high-band technology, and both utilize such technology as a competitive advantage at the module level, we expect customers that lack access to high-band filter technology will be open to engage with our company for XBAW filters.

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

Impact of COVID-19 on our Business

The COVID-19 pandemic has significantly impacted business activity across the globe. In particular, COVID-19 contributed to delays we observed in certain suppliers’ shipment of materials necessary for us to manufacture our products and in certain vendors’ ability to deliver equipment for installation at our facilities. Although the effects of COVID-19 and its impact on our supply chain have eased since the peak of the pandemic and related lock-down protocols imposed by local governments, including China, we will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. The effect that any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for fiscal year 2024 or beyond is unclear.

Recent Developments

On July 11, 2022, we announced that we had named Kamran Cheema as our new Chief Product Officer.

On August 9, 2022, we announced that we had shipped a second 5G mobile design in a new wafer-level-package to our first foundry customer.

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

On September 28, 2022, we announced that we received our fourth design win for a 5G network infrastructure filter.

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

On December 28, 2022, we announced our first design win in 5G mobile from a Tier-1 RF component company customer.

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

On March 23, 2023, we announced the appointment of Michelle L. Petock, CEO of W Greig & Company to our Board of Directors.

On April 4, 2023, we announced that we received a development order for Wi-Fi 6E/7 from a new RF module maker customer.

On April 11, 2023, we introduced a new C-V2X XBAW® filter for the automotive market.

On April 26, 2023, we announced a volume purchase order for Wi-Fi 6E filters for a new, advanced, high-speed line of Wi-Fi 6E fixed infrastructure products.

On May 3, 2023, we announced that we had received our first Wi-Fi 7 design win from a leading enterprise-class customer.

On May 24, 2023, we announced that we had received two new Wi-Fi 6E design wins.

On June 1, 2023, we introduced two new advanced BAW RF filters for Wi-Fi 6E and Wi-Fi 7.

One June 5, 2023, we announced that we would be hosting a booth at the IEEE MTT-S International Microwave Symposium.

On June 13, 2023, we launched our new, state-of-the-art XBAW® foundry services and AI-enabled engineering design services.

On July 20, 2023, we announced that we had shipped two new BAW filters using the XBAW® foundry process to a 5G mobile and Wi-Fi router RF front-end module customer.

On July 27, 2023, we introduced a new, advanced, single-crystal AlScN on Si wafer XBAW® technology.

Financing

We have not yet achieved profitability from operations, and so have funded our operations largely with issuances of equity and debt securities, as well as development contracts, RF filter and production orders, government grants, MEMS foundry services (which we exited in 2021) and engineering services. We have historically incurred losses which are primarily the result of material and processing costs associated with developing and commercializing our technology, as well as personnel costs, professional fees (primarily accounting and legal), and other general and administrative (“G&A”) expenses. We expect to continue to incur substantial costs for the commercialization of our technology on a continuous basis because our business model involves materials and solid-state device technology development and engineering of catalog and custom filter design solutions.

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

In the future, if the Company is unable to obtain additional financing in a timely fashion and on acceptable terms when such financing is needed, its financial condition and results of operations may be materially adversely affected, and it may not be able to continue operations or execute its stated commercialization plan.

Recent Financing Activity

Equity Offering Program

On May 2, 2022, the Company entered into an ATM Sales Agreement with Oppenheimer & Co. Inc., Craig-Hallum Capital Group LLC, and Roth Capital Partners, LLC pursuant to which the Company may sell from time-to-time shares of its common stock having an aggregate offering price of up to $50,000,000 (the “2022 Equity Offering Program”). On May 25, 2022, the Company announced that it was suspending sales under the 2022 Equity Offering Program. If, in the future, the Company determines to resume sales pursuant to the 2022 Equity Offering Program, it intends to notify investors by the filing of a Current Report on Form 8-K or other filing with the SEC, or other public announcement.

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

Underwritten Offering of Common Stock

On January 19, 2023, the Company closed a public offering of 12,545,454 shares of Common Stock at a price to the public of $2.75 per share pursuant to an underwriting agreement with B. Riley Securities, Inc., as representative of the several underwriters named therein. The shares of Common Stock issued at closing included 1,636,363 shares issued pursuant to the underwriters’ over-allotment option, which was exercised in full. Gross proceeds totaled $34.5 million before deducting the underwriting discount and offering expenses of approximately $2.5 million, resulting in net proceeds from the offering of approximately $32.0 million. Certain of the Company’s directors and officers participated in the offering by purchasing shares on the same terms and conditions as other investors.

Our XBAW Filter Technology and Business

Current RF acoustic wave filters utilize piezoelectric material physical properties, the resonator device structure and the manufacturing process technology. Existing BAW filters use an “acoustic wave ladder” that is based on a monolithic topology approach using polycrystalline materials.

XBAW technology encompasses cutting-edge polycrystalline, single-crystal and other high purity piezoelectric materials, which are fabricated into bulk-mode, acoustic wave resonators and RF filters. Our innovative piezoelectric materials contain high-purity Group III element nitride materials and possess a unique signature, which can be detected by conventional material metrology tools. We utilize analytical modeling techniques to aid in the design and internal manufacturing of our materials, whereby the raw substrate materials utilized in our XBAW process are sourced from a third party. Once our filter designs are simulated and ready to manufacture, we supply the NY Facility raw materials, a mask design file, and a unique process sequence to fabricate our resonators and filters. We hold many issued and pending patents on our XBAW wafer process flow, which is compatible with wafer level packaging (WLP) that allows for low-profile, cost- effective filters to be produced.

Technological Challenges Facing the Mobile Device Industry

Rising consumer demand for always-on wireless broadband connectivity creates an unprecedented need for high performance RFFE modules for mobile devices. Mobile devices such as smartphones, tablets and wearables are quickly becoming the primary means of accessing the Internet and driving the Internet of Things (IoT). Rapid growth in mobile data traffic tests the limits of existing wireless bandwidth. Carriers and regulators have responded by opening new spectrums of RF frequencies, driving up the number of frequency bands in mobile devices. This substantial increase in frequency bands has created a demand for more filters, as well as a demand for filters with higher selectivity. The global transition to LTE and adoption of LTE-Advanced with more sophisticated carrier aggregation and multiple-input, multiple-output (MIMO) techniques has continued to push the requirements for increased supply of high-performance filters. Furthermore, the introduction of 5G mobile technologies and their associated frequencies has created an even greater need for high-performance, high-frequency filters as the bands being auctioned have primarily been in the 3-6 GHz range, well above the frequencies of current networks.

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

Our XBAW Filter Solutions

Our XBAW filter business is focused on the commercialization of wide bandwidth RF filters operating in the high frequency spectrum known as the sub 8 GHz bands. Using our XBAW technology, we believe these filters enable new power amplifier duplexer (PAD) module or RFFE competition for high band modules as well as performance-driven low band applications. Initially, we expect to target select strategic RFFE market leaders as well as tier two mobile phone OEMs and/or RFFE module suppliers. Longer term, the focus of our XBAW filter business will be to expand our market share by engaging with additional mobile phone OEMs and RFFE module manufacturers. We manufacture our XBAW wafers in our Canandaigua, NY fabrication facility where we continue to focus on the commercialization of our filters using our XBAW technology. We plan to continue develop a series of filter designs to be used in the manufacturing of discrete filters, duplexers or more complex multiplexers targeting the 4G/LTE, 5G, Wi-Fi, automotive and defense frequency bands. We believe our filter designs will create an alternative for, and replace, filters currently manufactured using materials with fundamentally inferior performance. Figure 1 below illustrates characterization plots that represent the high power, high bandwidth and high frequency capability of our high purity piezoelectric materials.

Figure 1-Characteristics of our high purity piezoelectric materials used to fabricate our BAW RF filters.

Single-Band Discrete Designs, Duplexers and Multiplexers

SAW filters are generally desired in modern RFFE because of their performance, small size and low cost. However, traditional SAW ladder designs do not perform well in high frequency bands or bands with closely spaced receive and transmit channels, typical of many new bands. Therefore, BAW filters are preferred for these bands. In the NY Facility, we fabricate BAW resonators, the building block of BAW filters, that offer high frequency, wide bandwidth and high-power performance. We believe the improved efficiency provided by BAW filters will reduce the total cost of RFFE modules, offer efficient use of shared frequency spectrum as well as reduce the battery demand of mobile devices. Additionally, we believe that our XBAW technology will allow for a single manufacturing method that will support all of the BAW filter band range and a significant portion of the SAW band range. Figure 2 below illustrates what we believe will be the frequency range of our XBAW technology.

Figure 2- The potential range of our technology.

Pure-Play Filter Provider Enables New Module Competition

Our XBAW technology allows for a wide range of frequency coverage, and we plan to supply XBAW filters that will support frequency bands from 2 to 20 GHz for 4G/LTE, 5G, Wi-Fi, automotive and defense applications. We have successfully demonstrated resonators that will support the design and fabrication of 4G/LTE filters, Wi-Fi filters and defense filters, with frequencies adjacent to the emerging 5G mobile auctions. We have transitioned our XBAW technology to high volume manufacturing and aim to be a pure-play filter supplier that will address the increasing RF complexity placed on RFFE manufacturers supporting 4G/LTE 5G, and Wi-Fi. Figure 3 illustrates historical and projected growth in RF complexity.

Figure 3- Projected Increase in Filter content in Mobile Phone Front End Modules (FEMs) from 2021 - 2027 (Source: Mobile Experts 2022).

Commercialization of XBAW Filters

The immediate focus of our XBAW filter business is on the commercialization of wide bandwidth RF filters to address the Wi-Fi, Network Infrastructure and Defense bands with innovative single-band designs using our XBAW sub 8 GHz RF filter technology. We are currently developing commercial single-band XBAW filters through the NY Facility. We are focused on developing fixed-band XBAW filters because we believe these designs present the greatest near-term potential for commercialization of our technology, and that once demonstrated, the facility can be more efficiently readied for production compared to alternative technologies.

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

2.	Alpha – Develop stable recipe (Process freeze) with limited production development

3.	Beta – Complete technology qualification (Process qualification) in factory to enable product design

4.	Pre-Production – Demonstrate lead product production capabilities, release final design tools

5.	Production – Continual improvement of process and parametric performance

We have completed all phases for our first generation XBAW process technology called XB1. Additionally, we have received and delivered orders for pre-production products based on our XBAW process technology, and as of end fiscal 2023, we have shipped more than 65 million XBAW filters to the 5G mobile, Wi-Fi, 5G infrastructure and defense markets.

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

Research and development expense totaled $33.2 million for the year ended June 30, 2023, and $35.7 million for the year ended June 30, 2022. R&D activities focused on high purity piezoelectric materials development and resonator demonstration. Current R&D investments include materials advancement, resonator development, RF filter design, high yield wafer manufacturing and filter packaging.

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

Recent Developments in R&D

We concentrated on several products and end markets in fiscal 2023 including 5G mobile, Wi-Fi, CBRS and 5G infrastructure, and the defense market.

In 5G mobile, we have multiple active customer engagements. Our first customer is a tier-2 RF module maker that is designing RF filters using our proprietary and patented XBAW® process that will utilize our new, advanced wafer-level-packaging. This customer is expected to complete three filters designs utilizing Akoustis PDK and enter pre-production in the first half of calendar 2024. Our second customer is a tier-1 RF component company and has engaged Akoustis to develop two filters for 5G connectivity. Akoustis has shipped multiple designs to this customer over the past year in new, advanced wafer-level-packaging. Our third mobile customer is a tier-1 RF module maker that has engaged Akoustis to develop an XBAW® filter to address a challenging coexistence band in 5G mobile. We have provided a complete design to this customer for evaluation and expect to continue to work closely with this customer over next 12–18 months. Finally, our fourth mobile customer is a leading tier-1 RF module maker that has engaged Akoustis to develop a new 5G filter utilizing our new, state-of-the-art wafer-level-packaging technology. Akoustis delivered second iteration engineering samples to this customer in the second half of fiscal 2023 and expects to continue to work closely with this customer over the next 12-18 months.

Advancements in our Wi-Fi portfolio continued in fiscal 2023. With the FCC’s decision to increase the available spectrum for Wi-Fi with the ratification of 5.9-7.1 GHz in April 2020, new filters are needed that can operate at high frequency with ultra-wide bandwidth. This has driven investment in the development of both standard and custom XBAW® filters to address this new market over the past several years. We announced our first two Wi-Fi 6E filters in fiscal 2021, including a 5.5 GHz and 6.5 GHz XBAW® filter solution with 675 MHz and 1180 MHz of bandwidth. In early fiscal 2022, we entered the Wi-Fi 6E market with our first design win in August of 2021 for a multiple-in-multiple-out (MIMO) gateway product. By the end of the second quarter, we added multiple new Wi-Fi design wins and added two additional Wi-Fi 6E customers and one additional Wi-Fi 6 customer in production, exiting the quarter with five customers in production, up from one at the end of the prior calendar year.

Figure 4 –Wi-Fi 6E and emerging Wi-Fi 7 channel frequency spectrum

In early January 2022, we announced the addition of five additional design wins in Wi-Fi, four in Wi-Fi 6E and one in Wi-Fi 6, bringing the total number of Wi-Fi design wins to thirteen. We added two additional design wins in April 2022, bringing the total number to fifteen, and we received one additional design win in Wi-Fi 6E in the June 2022 quarter. In October 2022, we announced the addition of three new design wins in Wi-Fi 6E bringing total to nineteen. In May 2023, we announced the addition of one design win in Wi-Fi 7 and two additional design wins in Wi-Fi 6 bringing total to twenty-two. We are currently sampling and shipping volume pre-production and production filters with multiple OEMs, ODMs and SoC makers.

In June 2020, we entered into a strategic purchase agreement with a tier 1 enterprise-focused Wi-Fi OEM to create customer Wi-Fi 6E XBAW filters for a MU-MIMO enterprise router product. During fiscal 2021 and 2022, we developed multiple filters for this customer, all of which have been design-locked and successfully completed qualification in the June 2022 quarter. We entered into production with this customer in the first half of fiscal 2023.

In April, 2021, we announced that we had developed two new Wi-Fi 6E XBAW filters, a 5.6 GHz filter and a 6.6 GHz filter. The 5.6 GHz filter module covers the entire UNII 1-4 spectrum and enables an additional 80 MHz and 160 MHz channel in UNII 4, while the 6.6 GHz filter module covers the UNII 5-8 spectrum. Current Wi-Fi 6E configurations allow for the use of six 80 MHz and three 160 MHz channels in the UNII 1-3 spectrum and fourteen 80 MHz and seven 160 MHz channels in the UNII 5-8 spectrum. The XBAW 5.6/6.6 GHz coexistence filter modules allow for the use of seven 80 MHz and three 160 MHz channels in the UNII 1-4 spectrum and twelve 80 MHz and six 160 MHz channels in the UNII 5-8 spectrum. Given that the 6 GHz portion of the Wi-Fi 6E standard has begun to experience utilization relatively recently, this new XBAW coexistence solution allows for an environment of greater capacity in the 5 GHz bands. We received our first order from a tier-1 consumer-focused OEM on the same day we introduced the filters, with the first order for the development of new multi-user, multiple-in-multiple-out mesh routing products for the consumer market. In June 2023, we announced the introduction of next generation 5.6 GHz and 6.6 GHz filters with improved performance in a package greater than 4 times smaller compared to the previous generation of the product.

We have had several significant advancements in our CBRS and 5G mobile infrastructure business during fiscal 2022 and 2023. In the June quarter of fiscal 2022, we entered production with three CBRS infrastructure OEM’s, our first production ramps in mobile infrastructure. Also in that quarter, we finished the first phase development of our new 3.8 GHz filter for the US market. In late calendar 2020, the FCC auctioned frequencies between 3.7 GHz and 3.98 GHz for 5G mobile use in the United States. Carriers are currently building networks that operate between 3.7 GHz and 3.98 GHz; we are running second iteration of our filters to address these bands and expect to begin sampling our new 3.8 GHz filter to OEMs in late calendar 2023 for use in small cell base stations.

In the defense market, we built on our early successes in phased array radar and drone filters with the award of a Defense Advanced Research Projects Agency (DARPA) contract to advance XBAW technology in October of 2020, and the award of a second DARPA contract in April 2022 to advance the Company’s XBAW technology to 18 GHz. The first program, a Direct-to-Phase-2 (DP2) program, is to facilitate MEMS development, produce novel piezoelectric materials and device designs for both commercial and defense markets. One of the major outcomes from the DP2 program is to develop a piezo MEMS (PDK) for the Company’s proprietary and patented XBAW process which is expected to support customer engagements that leverage the PDK to create devices and circuits, including RF filters, using the XBAW process. Under the second program, the Company intends to develop a novel mode overtone approach to circumvent trade-offs inherent in traditional BAW frequency scaling approaches.

Akoustis currently has 17 commercial XBAW filters in its production and greater than 18 XBAW filters in development. Current product catalog filters include a 5.6 GHz Wi-Fi filter, a 5.2 GHz Wi-Fi filter, a 5.5 GHz Wi-Fi-6E filter, a 6.5 GHz Wi-Fi 6E filter, three small cell 5G network infrastructure filters including two Band n77 filters and one Band n79 filter, a 3.8 GHz filter for defense phased-array radar applications, and a 3.6 GHz filter for the CBRS 5G infrastructure market. New developments include standard catalog and custom filters for the sub-7 GHz bands targeting 5G mobile device, network infrastructure, Wi-Fi CPE, automotive and defense markets.

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

Our GDSI Services and Business

GDSI supplies advanced back-end wafer processing and supply chain services to over 250 customers across multiple industries including automotive, IoT, defense, medical, optical and communications. Its services process multiple materials including silicon, silicon carbide, silicon germanium, fused silica, quartz, alumina, ceramics, MEMS, optical filers and components, gallium nitride and PZT.

Service Challenges Facing Customers of GDSI-branded Solutions

Semiconductor manufacturers in North America typically use overseas assembly and test (“OSAT”) partners for die preparation, which can take multiple weeks for service and delivery of a finished product. GDSI is an ideal partner for complex die preparation for North American customers as it can offer same day service, in addition to advanced prototyping and production capacity for customers with low lead times. Additionally, GDSI has ISO, ITAR and Trusted Foundry Supplier (CAT 1A rank) accreditations, allowing it to service defense companies in the United States that often cannot outsource production to overseas partners.

Our GDSI-branded Solutions for GDSI Customers

GDSI offers wafer-thinning services for wafers up to 300 millimeters, die grinding, ultra-thin wafer grinding at greater than 50um, bonded wafers, and bumped wafers. The services offer tight tolerances for TTV and final thickness accuracy, 3DICs/TSV with via reveal or grinding into interposer, DBG for ultra-thin die or increased die strength. GDSI also offers wafer polishing services for wafers up to 200 millimeters using a chemical mechanical polish with a mirror finish with a Ra<10A, increased die strength, reduced warpage and which removes sub-surface damage. The division also offers a stealth dicing process for wafers up to 300 millimeters, which is a completely dry process with frontside and backside processing capability for wafers with a thickness range of 75um to 800um. Additionally, GDSI can offer coring services, device pick-and-place and automated inspection services.

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

In the United States and internationally, as of August 25, 2023, our IP portfolio included 104 patents, including one blocking patent that we have licensed from Cornell University. Additionally, we have 108 active and pending patent applications. These patents cover our XBAW RF filter technology from the substrate level through the system application layer. Where possible, we leverage both federal and state level R&D grants to support development and commercialization of our technology. Our owned patents expire between 2034 and 2040. We intend to continue to innovate and expand our patent portfolio, and when appropriate, we will look to purchase license(s) that grant access to additional intellectual property that enables, enhances or further expands our technical capabilities and/or product.

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

We compete directly with these companies to secure design slots inside RFFE module targeting companies that procure filters or internally source filters. While many of our competitors have more resources than we have, we believe that our filter designs will be superior in performance, and we approach prospective customers as a pure-play filter supplier, offering advantages in performance over the full frequency range at competitive costs. Our challenges include convincing our customers that we have a strong intellectual property position, we will be able to deliver in volume, we will meet their price targets, and we can satisfy quality, reliability and other requirements. For a list of other competitive factors, see “Item 1A. Risk Factors - We are still developing many of our products, and they may not be accepted in the market.”

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

Employees

We place an emphasis on hiring the best talent at the right time to enable our core technology and business growth. This includes establishing a competitive compensation and benefits package, thereby enhancing our ability to recruit experienced personnel and key technologists. As of June 30, 2023, we had a total of 222 full-time employees. We will continue to hire specific and targeted positions to further enable our technology and manufacturing capabilities as and when appropriate.

Government Regulations

Our business and products in development are or may become subject to regulation by various federal and state governmental agencies, including the radio frequency emission regulatory activities of the Federal Communications Commission (the “FCC”), the consumer protection laws of the Federal Trade Commission (the “FTC”), the import/export regulatory activities of the Department of Commerce, international traffic in arms regulations (ITAR) administered by the Department of State, the product safety regulatory activities of the Consumer Products Safety Commission, and the environmental regulatory activities of the Environmental Protection Agency (the “EPA”).

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

Recent Legislation

On August 9, 2022, President Biden signed into law the CHIPS and Science Act of 2022, which appropriates funds to support the construction of semiconductor plants in the United States and advancement of United States semiconductor research and development. The Company is seeking to expand its domestic manufacturing footprint including both semiconductors and advanced packaging at our NY campus under the DoC Chips for America program. We are currently awaiting feedback on our pre-application from the DoC and we expect to file a final application by the end of the calendar year.

ITEM 1A. RISK FACTORS

This section is a summary of the risks that we presently believe are material to the operations of the Company. Additional risks of which we are not presently aware or which we presently deem immaterial may also impair the Company’s business, financial condition or results of operations.

Risk Factors Summary

Risks Related to our Business and the Industry in which we Operate

●	We have a limited operating history upon which investors can evaluate our business and future prospects.

●	We may not generate sufficient revenues to achieve profitability.

●	We have recently engaged, and may in the future engage, in acquisitions that could disrupt our business, cause dilution to our shareholders and harm our financial condition and operating results.

●	We are subject to a number of restrictive covenants relating to our indebtedness, which may restrict our business and financing activities.

●	Our business, results of operation and financial condition have been, and could in the future be, adversely affected by a pandemic, epidemic or other public health emergency.

●	The industry and the markets in which the Company operates are highly competitive and subject to rapid technological change.

●	We are still developing many of our products, and they may not be accepted in the market.

●	Winning business in the semiconductor industry is subject to a lengthy process that often requires us to incur significant expense, from which we may ultimately generate no revenue.

●	We face risks associated with the operation of our manufacturing facility.

●	The ongoing supply shortage experienced by the semiconductor industry has disrupted, and will likely continue to disrupt normal business activity, and may have an adverse effect on our results of operations.

●	The average selling prices of semiconductor products in our markets have often decreased rapidly and may do so in the future.

●	Problems in scaling our manufacturing operations or poor manufacturing yields could have a material adverse effect on our business.

●	Industry overcapacity could cause us to underutilize our manufacturing facilities and have a material adverse effect on our financial performance.

●	We face intense competition, which may cause pricing pressures, decreased gross margins and loss of potential market share and may materially and adversely affect our business, financial condition and results of operations.

●	We contract with a number of large service providers and product companies that have considerable bargaining power, which may require us to agree to terms and conditions that could have an adverse effect on our business or ability to recognize revenues.

●	We may be subject to risks related to doing business in, and having counterparties based in, foreign countries.

●	Economic regulation in China could adversely impact our business and results of operations.

●	We depend on a few large customers for a substantial portion of our revenue.

●	Global shortages in manufacturing capacities could negatively affect our operations and negatively impact our results of operations.

●	Changes in general economic conditions, together with other factors, cause significant upturns and downturns in the industry, and our business, therefore, may also experience cyclical fluctuations in the future.

●	If we are unable to attract and retain qualified personnel to contribute to the development, manufacture and sale of our products, we may not be able to effectively operate our business.

Risks Related to Our Intellectual Property

●	If we fail to obtain, maintain and enforce our intellectual property rights, we may not be able to prevent third parties from using our proprietary technologies.

●	We have a limited number of patent applications, which may not result in issued patents or patents that fully protect our intellectual property.

●	We are and may in the future be involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful.

●	We need to protect our trademark rights and disclosure of our trade secrets to prevent competitors from taking advantage of our goodwill.

●	Development of certain technologies with our customers or manufacturers may result in restrictions on jointly-developed intellectual property.

●	We are and may be subject to claims of infringement, misappropriation or misuse of third party intellectual property that, regardless of merit, could result in significant expense and loss of our intellectual property rights.

Risks Related to our Financial Condition

●	We have a history of losses, will need substantial additional funding to continue our operations and may not achieve or sustain profitability in the future.

●	Servicing our debt requires a significant amount of cash or Common Stock, and we may not have sufficient cash flow from our business or have the ability to issue the necessary number of shares of Common Stock to pay our substantial debt.

Risks Related to Regulatory Requirements

●	Government regulation may adversely affect our business.

●	We may incur substantial expenses in connection with regulatory requirements, and any regulatory compliance failure could cause our business to suffer.

●	There could be an adverse change or increase in the laws and/or regulations governing our business.

Investment Risks

●	Our common stock has been thinly traded and its share price in the public markets has experienced, and may in the future experience, extreme volatility.

●	Stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our stock or other securities.

General Risk Factors

●	Security breaches and other disruptions could compromise our proprietary information and expose us to liability, which would cause our business and reputation to suffer.

●	Litigation or legal proceedings, including product liability claims, could expose us to significant liabilities, occupy a significant amount of our management’s time and attention and damage our reputation.

●	There could be an adverse change or increase in the laws and/or regulations governing our business.

Risks Related to our Business and the Industry in which we Operate

We have a limited operating history upon which investors can evaluate our business and future prospects.

We are an emerging commercial company that began meaningful commercial operations in 2019 by selling advanced single-crystal BAW filter products for RFFEs for use in the mobile wireless device industry. Historically, we have primarily focused on R&D of high efficiency acoustic wave resonator technology utilizing single-crystal piezoelectric materials, and have not become profitable from operations.

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

In October 2021, we acquired a majority ownership position in RFM Integrated Device, Inc. (“RFMi”) and, on April 29, 2022, exercised the right to acquire the remaining 49%. In January 2023, we acquired all of the outstanding capital stock of Grinding and Dicing Services, Inc. (“GDSI”). The consideration for the acquisitions has included cash, common stock, a secured promissory note, as well as a possible earn-out payment with respect to RFMi that may be paid in cash or common stock based on its future trading price. We may in the future make additional acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with our current business or otherwise offer opportunities for our company. In connection with these acquisitions or investments, we may:

●	issue common stock or other forms of equity that would dilute our existing shareholders’ percentage of ownership,

●	incur debt and assume liabilities, and

●	incur amortization expenses related to intangible assets or incur large and immediate write-offs.

We may not be able to complete acquisitions on favorable terms, if at all. If we do complete an acquisition, such as of RFMi and GDSI, we cannot assure you that it will ultimately strengthen our competitive position, that it will be viewed positively by customers, financial markets or investors or that we will otherwise realize the expected benefits of such an acquisition to the anticipated extent or at all. Furthermore, the acquisitions of RFMi and GDSI and any future acquisitions could pose numerous additional risks to our expected operations, including, but not limited to:

●	problems integrating the purchased business, products or technologies,

●	challenges in achieving strategic objectives, cost savings and other anticipated benefits,

●	increases to our expenses,

●	the assumption of significant liabilities, which may have been previously unknown or not discoverable through diligence, that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying party,

●	inability to maintain relationships with prospective key customers, vendors and other business partners of the acquired businesses,

●	diversion of management’s attention from its day-to-day responsibilities,

●	difficulty in maintaining controls, procedures and policies during the transition and integration,

●	entrance into marketplaces where we have no or limited prior experience and where competitors have stronger marketplace positions,

●	potential stockholder litigation challenging the acquisition, which could result in significant costs of defense, indemnification and liability,

●	potential loss of key employees, particularly those of the acquired entity, and

●	historical financial information may not be representative or indicative of our results as a combined company.

Acquisitions may also have unanticipated tax, legal, regulatory and accounting ramifications, including recording goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges and incurring amortization expenses related to certain intangible assets.

If our goodwill and intangible assets on our consolidated balance sheet arising from the RFMi and GDSI acquisitions become impaired, it would require us to record a material charge to earnings in accordance with generally accepted accounting principles.

As a result of our acquisitions of RFMi and GDSI, we recorded approximately $14.6 million of goodwill and $17.7 million of intangible assets which are currently shown as assets on our consolidated balance sheet at June 30, 2023. Generally Accepted Accounting Principles (“GAAP”) require us to test our goodwill and intangible assets for impairment on an annual basis, or more frequently if indicators for potential impairment exist. The testing required by GAAP involves estimates and judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions, including a failure to meet business plans or other unanticipated events and circumstances, may affect the accuracy or validity of such estimates. If in the future we determine that an impairment exists, we may be required to record a material charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined.

We are subject to a number of restrictive covenants relating to our indebtedness, which may restrict our business and financing activities.

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

Our business, results of operation and financial condition have been, and could in the future be, adversely affected by a pandemic, epidemic or other public health emergency.

The COVID-19 pandemic had a significant impact on worldwide economic activity and caused disruptions in our supply chain and distribution networks as well as sales activity. Another pandemic, including a new COVID-19 variant, or other public health emergency, together with preventative measures taken to contain or mitigate such crises, could adversely impact our results of operations and financial conditions. In addition, a pandemic or other public health emergency could impact the proper functioning of financial and capital markets, foreign currency exchange rates, product and energy costs, labor supply and costs, and interest rates. Any pandemic or other public health emergency could also amplify the other risks and uncertainties described in this Annual Report on Form 10-K.

We cannot reasonably predict the ultimate impact of any pandemic or other public health emergency, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread, the impact of governmental regulations that may be imposed in response, the effectiveness of actions taken to contain or mitigate the outbreak, the availability, safety and efficacy of vaccines, including against emerging variants of the infectious disease, and global economic conditions.

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

The global silicon semiconductor industry is experiencing a shortage in supply and difficulties in ability to meet customer demand. In particular, the government-mandated COVID-19 containment measures in China have impacted supply shipments and created ongoing risk and uncertainty. These issues have led to an increase in lead-times of the production of semiconductor chips and components.

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

There is an increasing focus on corporate, social and environmental responsibility in the semiconductor industry, particularly with OEMs that manufacture consumer electronics. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose corporate, social and environmental policies, practices and metrics. In addition, various jurisdictions are developing climate change-based laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as investor expectations, on corporate environmental and social responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our significant outsourced manufacturing. If we are unable to comply, or are unable to cause our suppliers or manufacturers to comply, with such policies or provisions or meet the requirements of our customers and investors, a customer may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenue and results of operations.

In recent years, there has been an increased focus from stakeholders, regulators and the public in general on corporate, social and environmental matters, including greenhouse gas emissions and climate-related risks, renewable energy, water stewardship, waste management, diversity, equality and inclusion, responsible sourcing and supply chain, human rights, and social responsibility. We may be unable to satisfactorily meet evolving standards, regulations and disclosure requirements related to corporate, social, and environmental matters. Such matters can affect the willingness or ability of investors to make an investment in our Company, as well as our ability to meet regulatory requirements, including the SEC’s proposed rules related to greenhouse gas emissions. Any failure, or perceived failure, to meet evolving stakeholder expectations, additional regulations and industry standards or achieve our corporate, social, and environmental responsibility goals could have an adverse effect on our business, results of operations, financial condition, or stock price.

In addition, as part of their corporate, social and environmental responsibility programs, an increasing number of OEMs are seeking to source products that do not contain minerals sourced from areas where proceeds from the sale of such minerals are likely to be used to fund armed conflicts, such as in the Democratic Republic of Congo. This could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. As a result, we may face difficulties in satisfying these customers’ demands, which may harm our sales and operating results.

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

In addition, from time to time, governments may provide subsidies or make other investments that could give competitive advantages to many semiconductor companies. In August 2022, the United States enacted the CHIPS Act, which, among other things, provides funding to increase domestic production and research and development in the semiconductor industry. Our competitors could receive government funding allocated under the CHIPS Act or otherwise benefit from such investments to a greater extent than we do, which could cause them to gain market share and adversely affect our business, financial condition and results of operations.

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

Any disruption caused by these factors could harm our business, results of operations, financial condition, liquidity and prospects. Risks associated with potential operations, commitments and investments outside of the U.S. include but are not limited to risks of:

●	global and local economic, social and political conditions and uncertainty, including heightened tensions between the U.S. and China, China and Taiwan, or other countries;

●	currency exchange restrictions and currency fluctuations;

●	war, including the Russian-Ukrainian conflict, or terrorist attack;

●	local outbreak of disease, such as COVID-19;

●	renegotiation or nullification of existing contracts or international trade arrangements;

●	labor market conditions and workers’ rights affecting our manufacturing operations or those of our customers;

●	macro-economic conditions impacting key markets and sources of supply;

●	changing laws and policies affecting trade, taxation, financial regulation, immigration, and investment;

●	compliance with laws and regulations that differ among jurisdictions, including those covering taxes, intellectual property ownership and infringement, imports and exports, anti-corruption and anti-bribery, antitrust and competition, data privacy, and environment, health, and safety; and

●	general hazards associated with the assertion of sovereignty over areas in which operations are conducted, transactions occur, or counterparties are located.

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

RFMi relies on third parties outside the U.S., including in Taiwan, for its development and manufacturing activities.

Our subsidiary, RFMi, depends on contractors for certain of its manufacturing and research and development activities. Specifically, RFMi’s contract manufacturer, TST, produces the majority of products sold by RFMi. TST ships some products to RFMi for distribution to end customers and, in some cases, ships products directly to those customers. TST is located in Taiwan and therefore geopolitical changes in China-Taiwan relations could disrupt its operations, which would adversely affect RFMi’s ability to manufacture certain products. In addition, we have leased office space and have operations in Taiwan. Accordingly, our business, financial condition and results of operations may be affected by changes in governmental and economic policies in Taiwan, social instability and diplomatic and social developments in or affecting Taiwan due to its unique international political status. We cannot assure that relations between Taiwan and China will not face political, military or economic uncertainties in the future. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan, could disrupt RFMi’s and our business operations and materially and adversely affect our results of operations.

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

Changes in government trade and investment policies, including the imposition of tariffs, export restrictions, sanctions, transaction restrictions, or retaliatory measures could limit our ability to sell our products to certain customers, which may materially adversely affect our sales and results of operations.

The U.S. or foreign governments may take administrative, legislative or regulatory action that could materially interfere with our ability to sell products in certain countries, particularly Russia and in China. For example, beginning in May 2018, the U.S. imposed tariffs, ranging from 7.5% to 25% on approximately two-thirds of U.S. imports from China, including certain electronic components and equipment. China has taken retaliatory actions, including imposing tariffs on certain U.S. exports effective September, 2019. While the imposition of these tariffs did not have a direct, material adverse impact on our business during fiscal year ended June 30, 2023, the direct and indirect effects of tariffs and other restrictive trade policies are difficult to measure and are only one part of a larger U.S./China economic and trade policy friction.

For example, U.S. government actions targeting exports of certain technologies to and from China are becoming more pervasive. In 2018, the U.S. adopted new laws designed to address concerns about the export of emerging and foundational technologies to China. In 2021, the U.S. Department of Commerce issued regulations implementing former President Trump’s executive order invoking national emergency economic powers to implement a framework to regulate the acquisition or transfer of information communications technology in transactions that imposed undue national security risks. In addition, the U.S. Department of Commerce enacted new rules that expanded export license requirements for U.S. companies to sell certain items to companies and other end-users in China that are designated as military end-users or have operations that could support military end uses; has added additional Chinese companies to its restricted entity list and unverified list under suspicion of military-civil fusion, support of Russia, or other factors associated with a broadening scope of national security concerns; and has expanded an existing rule (referred to as the foreign direct product rule) in a manner that could cause foreign-made wafers, chipsets, and certain related items to be subject to U.S. licensing requirements if certain Chinese corporations or their affiliates are parties to a transaction involving the items.

In response to these and other U.S. actions, China could determine to take or appear to have taken countermeasures against U.S. companies doing business in or with China. These series of actions and other types of countermeasures could lead to additional restrictions on the export of products that include or enable certain technologies, including products we could potentially provide to China-based customers. More recently in August 2023, President Biden issued an executive order that provides for the establishment of a new outbound investment program to block and regulate investment in China in sensitive technologies. In addition, the Biden administration has and likely will continue to take action under U.S. export control laws to restrict transfer of goods, technology, information, and the provision of services that could harm U.S. national security.

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

We have in the past acquired other businesses and may, in the future, make acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with our current business or otherwise offer opportunities for our company. In connection with these acquisitions or investments, we may:

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

In the United States and internationally we had 108 applications as of August 25, 2023; however, there is no assurance that any of the pending applications or our future patent applications will result in patents being issued, or that any patents that may be issued as a result of existing or future applications will provide meaningful protection or commercial advantage to us.

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

We are, and may in the future be, involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful.

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

We believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, maintaining goodwill, and maintaining or increasing market share. We currently have nineteen registered domestic and international trademarks and two pending domestic trademark applications including the marks AKOUSTIS, XBAW, and RFMi in multiple forms and international classes. We may expend substantial cost and effort in an attempt to register new trademarks and maintain and enforce our trademark rights. If we do not adequately protect our rights in our trademarks from infringement, any goodwill that we have developed in those trademarks could be lost or impaired.

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

On October 4, 2021, the Company was named as a defendant in a complaint filed by Qorvo, Inc. (“Qorvo”) in the United States District Court for the District of Delaware alleging, among other things, patent infringement, false advertising, false patent marking, and unfair competition. The complaint alleges that the defendants misappropriated proprietary information, made misleading statements about the characteristics of certain of its products, and sold products infringing on certain of the plaintiff’s patents. The plaintiff seeks an injunction enjoining the Company from the alleged infringement and damages, including punitive and statutory enhanced damages, in an unspecified amount. The Company filed a motion to dismiss all of the claims other than the direct patent infringement claims, but the court permitted the plaintiff to file an amended complaint which the court subsequently determined was sufficient for pleading purposes. The Court denied the Company’s motion in May 2022. The Court held a claims construction hearing in November 2022, issuing its claim construction order on March 15, 2023. On February 8, 2023, Qorvo filed a second amended complaint adding allegations of misappropriation of trade secrets, racketeering activities, and civil conspiracy. The Company continues to develop its defenses and mitigation strategies, and intends to proceed in defending itself vigorously against the claims asserted by Qorvo. However, the Company can provide no assurance as to the outcome of such dispute, and such action may result in judgments against the Company for an injunction, significant damages or other relief, such as future royalty payments to Qorvo or restrictions on certain of the Company’s activities.

On April 20, 2023, the Company filed a complaint against Qorvo in the United States District Court for the Eastern District of Texas alleging infringement by Qorvo of a patent licensed exclusively to the Company by Cornell University. The complaint alleges Qorvo’s willful infringement of the Cornell patent and seeks remedies including enhanced damages and attorneys’ fees. On July 24, 2023, Qorvo filed a motion to dismiss the complaint. On August 11, 2023, Qorvo filed a motion to strike Akoustis’ infringement contentions. The Company intends to vigorously pursue its claims against Qorvo but can provide no assurance as to the outcome of this dispute.

Resolution of each of the matters described above may be prolonged and costly, and the ultimate result or judgment is uncertain due to the inherent uncertainty in litigation and other proceedings. An adverse result in the matters described above would have a material adverse effect on the Company’s business. Even if ultimately settled or resolved in the Company’s favor, the matters described above and other possible future actions may result in significant expenses, diversion of management and technical personnel attention and disruptions and delays in the Company’s business and product development, and other collateral consequences, all of which could have a material adverse effect on its business, financial condition, and results of operations. Any out-of-court settlement of the above matters or other actions may also have an adverse effect on the Company’s business, financial condition and results of operations, including, but not limited to, substantial expenses, the payment of royalties, licensing or other fees payable to third parties, or restrictions on its ability to develop, manufacture, and sell its products.

From time to time, the Company may become involved in other lawsuits, investigations, and claims that arise in the ordinary course of business. The Company believes it has meritorious defenses against such other pending claims and intends to vigorously pursue them. While it is not possible to predict or determine the outcomes of any such other pending actions, the Company believes the amount of liability, if any, with respect to such other pending actions, would not materially affect its financial position, results of operations, or cash flows.

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

Pursuant to the convertible note offering we completed in June 2022, we incurred $44.0 million of indebtedness and we issued a $4.0 million promissory note in connection with our acquisition of GDSI. This level of debt could have significant consequences on future operations, including:

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

If we are unable to generate sufficient cash flow to satisfy payment obligations under our convertible notes, we may be required to adopt one or more alternatives, such as selling assets or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. If we determine to pay the interest in shares of Common Stock, it could materially dilute our current stockholders.

Our ability to raise capital may be materially adversely impacted by economic and geopolitical uncertainties.

A sustained disruption in the capital markets from economic and geopolitical uncertainties such as the COVID-19 pandemic, bank failures, inflation, recession, or higher interest rates could negatively impact our ability to raise capital. In the past, we have financed our operations primarily by the issuance of equity and debt securities. However, we cannot predict if such economic and geopolitical uncertainties will impact the capital markets or if we will be able to raise additional funds on terms acceptable to us. Such macro-economic disruptions may disrupt our ability to raise additional capital to finance our operations in the future, which could materially and adversely affect our business, financial condition and prospects, and could ultimately cause our business to fail.

Risks Related to Regulatory Requirements

Government regulation may adversely affect our business.

The effects of regulation may materially and adversely impact our business. For example, regulatory policies of the FCC relating to radio frequency emissions, consumer protection laws of the FTC, product safety regulatory activities of the Consumer Products Safety Commission, the import/export regulatory activities of the Department of Commerce, international traffic in arms regulations (ITAR) administered by the Department of State, and environmental regulatory activities of the EPA could impede sales of our products in the United States. We and our customers are also subject to various import and export laws and regulations. If we fail to continue to comply with these regulations, we may be unable to manufacture the affected products or ship these products to certain customers and be subject to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. Additionally, these rules and regulations may in the future be expanded such that they may have a greater effect on our business than they do currently.

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

We and our operating subsidiaries are subject to various laws and regulations in different jurisdictions, and the interpretation and enforcement of laws and regulations are subject to change. We are also subject to different tax regulations in each of the jurisdictions where we conduct our business or where our management or the management of our operating subsidiary is located. We expect that the scope and extent of regulation in these jurisdictions, as well as regulatory oversight and supervision, will generally continue to increase. There can be no assurance that future regulatory, judicial and legislative changes in any jurisdiction will not have a material adverse effect on us or hinder us in the operation of our business. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations applicable to us.

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

Our common stock has traded on the Nasdaq Capital Market, under the symbol “AKTS,” since March 13, 2017. Since that date, our common stock has been relatively thinly traded and at times been subject to price volatility. Recently, from July 1, 2022 to June 30, 2023, the closing price of our common stock on the Nasdaq Capital Market ranged from $2.34 to $5.23 per share.

The trading price of our Common Stock may be significantly affected by various factors, including quarterly fluctuations in our operating results, changes in investors’ and analysts’ perception of the business risks and conditions of our business, issuance of additional shares in connections with strategic transactions or acquisitions we may make, our ability to meet the earnings estimates and other performance expectations of financial analysts or investors, unfavorable commentary or downgrades of our stock by equity research analysts, and general economic or political conditions. Additionally, the stock market and public companies with relatively smaller public floats in particular have been subject to extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Additionally, technical factors in the public trading market for our stock may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), speculation in the press, in the investment community, or on the internet, including on online forums and social media, about our Company, our industry or our securities, the amount and status of short interest in our securities (including a “short squeeze”), access to margin debt, trading in options and other derivatives on our common stock and other technical trading factors. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than the sales price in this offering.

The daily trading volume of our common stock has historically been relatively low. If we are unable to develop and maintain a liquid market for our common stock, you may not be able to sell your common stock at prices you consider to be fair or at times that are convenient for you, or at all. This situation may be attributable to a number of factors, including but not limited to the fact that we are a company with a smaller public float that is relatively unknown to stock analysts, stockbrokers, institutional investors, and others in the investor community. In addition, investors may be risk averse to investments in companies with smaller public floats. The low trading volume is outside of our control and may not increase or, if it increases, may not be maintained. In addition, following periods of volatility in the market price of a company’s securities, litigation has often been brought against that company and we may become the target of litigation as a result of price volatility. Litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

Stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our Common Stock or preferred stock or other securities that are convertible into or exercisable for our Common Stock or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our stockholders. The Company is authorized to issue an aggregate of 125,000,000 shares of Common Stock and 5,000,000 shares of preferred stock. We may issue additional shares of our Common Stock or other securities that are  convertible into or exercisable for our Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. In addition, as of September 6, 2023, options to purchase 3,156,037 shares of our Common Stock were outstanding. The future issuance of additional shares of our Common Stock may create downward pressure on the trading price of the Common Stock. We may need to raise additional capital in the future to meet our working capital needs, and there can be no assurance that we will not issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

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

We face internal and external data security threats. Current, departing or former employees or third parties that improperly use or access our computer systems and networks could copy, obtain or misappropriate our proprietary information or otherwise interrupt our business. Like other businesses, we are also subject to significant system or network disruptions from numerous causes, including computer viruses and other cyber-attacks, facility access issues, new system implementations and energy blackouts.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our current headquarters in Huntersville, NC is 22,400 square feet, and its base rent is approximately $22,000 per month with a term expiring February 2026. In June 2017, the Company acquired a 120,000 square foot MEMS fabrication facility in Canandaigua, NY (the “NY Facility”). The Company has entered into a Lease and Project Agreement and a Company Lease Agreement with the Ontario County Industrial Development Agency, a public benefit corporation of the State of New York (the “OCIDA”), covering the NY Facility, pursuant to which the Company leases the NY Facility to the OCIDA for nominal consideration and the OCIDA leases the NY Facility back to the Company for annual rent payments set forth in such agreements.

As part of the acquisition of RFMi, the Company assumed a lease in Carrollton, Texas. The lease covering this property is currently scheduled to expire in March 2025.

As part of the acquisition of GDSI, the Company entered into a lease in San Jose, California. The lease covering this property is currently scheduled to expire in December 2025.

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

Except for the matters described under “Litigation, Claims and Assessments” in “Note 15 – Commitments and Contingencies” of the consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K, which description is incorporated in this “Item 3. Legal Proceedings” by reference, we are currently not aware of any material pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our Common Stock is currently traded on the Nasdaq Capital Market under the symbol “AKTS.”

As of September 01, 2023, 72,351,827 shares of our Common Stock were issued and outstanding and were held by approximately 88 stockholders of record.

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

Warrants, Options and Restricted Stock Units

As of June 30, 2023, there were outstanding options to purchase 3,156,037 shares of our Common Stock. Additionally, there were outstanding 3,428,235 restricted stock units.

Equity Compensation Plan Information as of June 30, 2023

The following table provides information as of June 30, 2023, relating to our equity compensation plans, under which grants of options, restricted stock, and other equity awards may be made from time to time:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders - options	3,156,037	(1)	$6.61	4,638,242	(4)
Equity compensation plans approved by security holders – restricted stock units	3,064,882	(2)	$0.00	‒
Equity compensation plans not approved by security holders	363,353	(3)	‒	‒

Total	6,584,272			4,638,242	(4)

(1)	Consists of (i) 130,000 shares of Common Stock issuable upon the exercise of outstanding options issued under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), (ii) 770,502 issuable under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”), (iii) and 2,255,535 issuable under the Company’s 2018 Stock Incentive Plan (the “2018 Plan”).

(2)	Consists of 3,064,882 shares of Common Stock to be issued upon the vesting of outstanding restricted stock units issuable under the 2018 Plan.

(3)	Consists of 363,353 shares of Common Stock to be issued upon the vesting of outstanding restricted stock units to be issued outside of an approved plan.

(4)	As of June 30, 2023, 4,638,242 additional shares of Common Stock remained available for future issuance under the 2018 Plan. No additional grants will be made under the Company’s 2014 Stock Plan (the “2014 Plan”), the 2015 Plan or the 2016 Plan.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the fiscal year ended June 30, 2023 that were not registered under the Securities Act, other than as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC.

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

Our initial designs target UHB, sub-7 GHz 5G, Wi-Fi and defense bands. We expect our filter solutions will address problems (such as loss, bandwidth, power handling, and isolation) created by the growing number of frequency bands in the RFFE of mobile devices, infrastructure and premise equipment to support 5G and Wi-Fi. We have prototyped, sampled and begun commercial shipment of our single-band low loss BAW filter designs for 5G frequency bands and 5 GHz and 6 GHz Wi-Fi bands, which are suited to competitive BAW solutions and historically cannot be addressed with low-band, lower power handling surface acoustic wave (“SAW”) technology. Additionally, through our wholly owned subsidiary, RFMi, of which we acquired majority ownership in October 2021 and full ownership in April 2023, we operate a fabless business whereby we make sales of complementary SAW resonators, RF filters, crystal (“Xtal”) resonators and oscillators, and ceramic products—addressing opportunities in multiple end markets, such as automotive and industrial applications. We also offer back-end semiconductor supply chain services through our wholly owned subsidiary, GDSI, which we acquired in January 2023.

We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid-state device technology development and engineering of catalog and custom filter design solutions. To succeed across our combined portfolio of Akoustis, XBAW, and RFMi products, we must convince customers in a wide range of industries including mobile phone OEMs, RFFE module manufacturers, network infrastructure OEMs, Wi-Fi CPE OEMs, medical device makers, and defense customers to use our products in their systems and modules. For example, since there are two dominant BAW filter suppliers in the industry that have high-band technology, and both utilize such technology as a competitive advantage at the module level, we expect customers that lack access to high-band filter technology will be open to engage with our company for XBAW filters.

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

Business Environment and Current Trends

Impact of COVID-19

The COVID-19 pandemic has significantly impacted business activity across the globe. In particular, COVID-19 contributed to delays we observed in certain suppliers’ shipment of materials necessary for us to manufacture our products and in certain vendors’ ability to deliver equipment for installation at our facilities. Although the effects of COVID-19 and its impact on our supply chain have eased since the peak of the pandemic and related lock-down protocols imposed by local governments, including China, we will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. The effect that any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for fiscal year 2024 or beyond is unclear.

Semiconductor Shortages and Supply Chain Issues

The global silicon semiconductor industry continues to experience a shortage in supply and difficulties in ability to meet customer demand. This shortage has led to an increase in lead-times of production of semiconductor chips and components. As our business depends in significant part upon manufacturers of products requiring semiconductors, as well as the current and anticipated production of these products, we have sought to manage the impact of supply shortages though carefully maintaining and increasing key inventory levels. In some cases, we have incurred higher costs to secure available inventory, or have extended our purchase commitments or placed non-cancellable orders with suppliers, which introduces inventory risk if our forecasts and assumptions are inaccurate. We believe the global supply chain challenges and their adverse impact on our business and financial results will persist through calendar year 2024. We expect these constrained supply conditions to increase our costs of goods sold and increase uncertainty with respect to the timing of delivery of specific customer orders.

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

Results of Operations

Our results of operations are presented for the fiscal years ended June 30, 2023 and June 30, 2022.

Year Ended June 30, 2023 Compared to Year Ended June 30, 2022

Revenue

The Company recorded revenue of $27.1 million for the year ended June 30, 2023 as compared to $15.4 million for the year ended June 30, 2022. The increase of $11.7 million was primarily due to an increase in RF product revenue of $4.6 million or 34%, which includes revenue from sales of RFMi products. Additionally, revenue from fabrication services, which includes revenue from GDSI, increased by $7.1 million or 382%.

Cost of Revenue

Cost of revenue includes direct labor, material, net realizable value (NRV) adjustments, and facility costs primarily associated with foundry services revenue, manufacturing of filter products and engineering services. The Company recorded cost of revenue of $30.2 million for the year ended June 30, 2023 as compared to $19.5 million for the year ended June 30, 2022. The $10.7 million increase is primarily due to costs associated with RF product revenue which increased by $7.7 million or 45%, which includes cost of revenue from sales of RFMi products. In addition, costs associated with fabrication services, which includes GDSI, increased by $3.1 million or 125%.

Research and Development Expenses

R&D expenses were $33.2 million for the year ended June 30, 2023 and were $2.5 million, or 7% lower than the prior year amount for the same period of $35.7 million. Personnel costs, including stock-based compensation, were $16.5 million compared to $17.9 million in the prior year period, a decrease of $1.4 million or 7.9%. Facility costs, including depreciation, of $7.8 million primarily associated with the NY Facility were $0.1 million lower than the prior period. Lastly, R&D material costs were $0.8 million lower than the prior period.

General and Administrative Expense

General and administrative (“G&A”) expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the year ended June 30, 2023 were $29.7 million, which is an increase of $9.0 million compared to the year ended June 30, 2022. Year-over-year changes within G&A expenses include an increase in employee compensation (including stock-based compensation) of $2.6 million as well as increased general expenses of $5.9 million, primarily professional fees and intangible amortization.

Other Income/(Expense)

Other income for the year ended June 30, 2023 was $0.1 million compared to other expenses of $0.5 million in fiscal year 2022. The $0.4 million increase in other income was primarily due to an increase in interest expense of $2.2 million which was offset by an increase in income related changes in contingent liabilities and derivative liabilities resulting in income of $2.3 million.

Net Loss

The Company recorded a net loss of $63.6 million for the year ended June 30, 2023, compared to a net loss of $59.2 million for the year ended June 30, 2022. The year-over-year incremental loss of $4.4 million, or 7%, was primarily driven by an increase in cost of revenue of $10.7 million, higher R&D and G&A personnel costs, including stock based compensation of $1.2 million, as well as an increase in professional fees and intangible amortization of $6.1 million. These increases were partially offset by decreases in R&D materials and facility costs of $0.9 million as well as an increase in revenue of $11.7 million.

These increases were partially offset by decreases in R&D materials and facility costs of $0.9 million as well as an increase in revenue of $11.7 million.

Liquidity and Capital Resources

Overview

The Company’s short-term and long-term liquidity requirements primarily arise from funding (i) research and development expenses, (ii) general and administrative (“G&A”) expenses including salaries, bonuses, commissions and stock-based compensation, (iii) working capital requirements, (iv) business acquisitions and investments we may make from time to time, including potential performance based payments related to our acquisition of RFMi and a note payable issued in connection with our acquisition of GDSI, and (v) interest and principal payments related to our $44.0 million aggregate principal amount of outstanding convertible notes. Additionally, in the near-term, the Company makes capital expenditures in connection with the expansion of the capacity of its manufacturing facility in Canandaigua, New York.

The Company has incurred losses and negative cash flow from operations since inception. Our operations thus far have been funded primarily with sales of equity and debt securities, as well as contract research and government grants, foundry services and engineering services. We expect our operating expenditures to continue to increase to support future growth of our manufacturing capabilities and expansion of our product offerings, as well as an increase in research and development and headcount costs to support this growth. We believe we currently have sufficient resources to fund operations and planned investments for at least the next twelve months from the date of filing of this Form 10-K. However, until we are able to generate sufficient cash flow from operations to achieve and maintain profitability and meet our obligations as they come due, we may need to raise additional capital to support our business. We recently completed an offering of convertible notes resulting in net proceeds to the Company of $43.7 million and have access to an at-the-market offering program pursuant to which we may sell up to $50 million of Common Stock. As of the date of this Annual Report, the Company had sold $2.0 million of Common Stock under such at-the-market offering program and previously announced that it was suspending sales under the at-the-market offering program in light of market conditions. If, in the future, the Company determines to resume sales under the at-the-market offering program, it intends to notify investors by the filing of a Current Report on Form 8-K, other SEC filing or other public announcement. In January 2023, approximately $13.9 million in cash was paid to the sellers in the GDSI acquisition as mentioned in Note 7 to the Financial Statements. Additionally, the Company estimates that approximately $4.0 million of additional cash is needed to complete construction in progress assets that are currently not in service.

The Company had $43.1 million of cash on hand as of June 30, 2023, which reflects a decrease of $37.4 million compared to $80.5 million as of June 30, 2022. The $37.4 million decrease is primarily due to $44.8 million of cash used in operating activities, cash used for purchases of machinery and equipment of $11.3 million and cash used for investment in subsidiary of $13.9 million. Partially offsetting these cash uses was cash proceeds from issuance of common stock of $32.0 million.

Financing Activities

On May 2, 2022, the Company entered into an ATM Sales Agreement with Oppenheimer & Co. Inc., Craig-Hallum Capital Group LLC, and Roth Capital Partners, LLC pursuant to which the Company may sell from time-to-time shares of its common stock having an aggregate offering price of up to $50,000,000 (the “2022 Equity Offering Program”). The Company announced on May 25, 2022 that it was suspending sales under the 2022 Equity Offering Program in light of the current market conditions. If, in the future, the Company determines to resume sales pursuant to the 2022 Equity Offering Program, it intends to notify investors by the filing of a Current Report on Form 8-K, other SEC filing or other public announcement. The Company did not make any sales of common stock under the Equity Offering Program in the year ended June 30, 2023.

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

Balance Sheet and Working Capital

June 30, 2023 Compared to June 30, 2022

As of June 30, 2023, the Company had current assets of $59.8 million made up primarily of cash on hand of $43.1 million. As of June 30, 2022, current assets were $91.7 million comprised primarily of cash on hand of $80.5 million. The reduction in current assets was primarily a result of the use of cash in operations.

Property, Plant and Equipment was $57.8 million as of June 30, 2023 as compared to a balance of $51.2 million as of the year ended June 30, 2022. The $6.6 million year-over-year increase is primarily due to the purchase of equipment for the NY Facility of $13.2 million offset by depreciation of $9.2 million as well as assets acquired during the acquisition of GDSI amounting to $2.5 million.

Total assets as of June 30, 2023 and June 30, 2022 were $148.9 million and $161.3 million, respectively. The $12.4 million decrease is primarily due to a decrease in cash of $31.9 million which was partially offset by increases in property, plant and equipment as well as increase in intangible assets, including goodwill, related to the acquisition of GDSI.

Current liabilities as of June 30, 2023 were $17.6 million and increased year-over-year by $4.9 million which was primarily due to increases in accounts payable and accrued expenses, primarily due to increases in production activities and, employee compensation accruals and professional fee accruals.

Long-term liabilities totaled $45.1 million as of June 30, 2023, compared to $45.5 million for the prior year period. This decrease was a result of decreases in derivative and contingent liability valuations offset by increases promissory notes payable.

Stockholders’ equity was $86.2 million as of June 30, 2023, compared to $103.4 million as of June 30, 2022. Additional paid-in-capital (“APIC”) was $356.5 million as of June 30, 2023 and increased by $46.4 million compared to June 30, 2022. The year-over-year increase was primarily due to an increase from net proceeds of $32.0 million for the issuance of common stock during the year, common stock issued for services in the amount of $9.4 million, and common stock issued for the acquisition of a subsidiary of $1.7 million. The $17.2 million decrease in stockholders’ equity consisted of the $46.4 million increase in APIC reduced by the $63.6 million net loss recorded for the year ended June 30, 2023.

Cash Flow Analysis

Year Ended June 30, 2023 Compared to the Year Ended June 30, 2022

Operating Activities

Net cash used in operating activities was $44.8 million during the year ended June 30, 2023 and $45.2 million for the 2022 comparative period. The $0.4 million year-over-year decrease in cash used was attributable to an increase in revenue partially offset by higher operating expenses associated with the ramp up of commercialization activities, higher spend on G&A costs for support personnel, and professional fees.

Investing Activities

Net cash used in investing activities was $25.1 million for the year ended June 30, 2023 compared to $34.9 million for the comparative year ended June 30, 2022. The $9.8 million year-over-year decrease was primarily due to decreased spend on R&D and manufacturing equipment of $16.3 million offset by a $6.3 million increase in cash used for investment in a subsidiary.

Financing Activities

Net cash provided by financing activities was $32.6 million for the year ended June 30, 2023 versus $72.3 million for the 2022 comparative period. The $39.7 million decrease was due to a decrease in proceeds from convertible debt of $43.7 million compared to the prior period, offset by an increase in proceeds from issuance of common stock of $4.4 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Akoustis Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akoustis Technologies, Inc. (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Valuation of Customer Relationships Acquired in the Business Combination

Critical Audit Matter Description

As described in Note 7 to the financial statements, on January 1, 2023, the Company acquired all of the outstanding capital stock of Grinding and Dicing Services, Inc. ("GDSI") for a total consideration of $13.9 million in cash and approximately $1.7 million shares of the Company's common stock. As of the date of the acquisition, the Company recognized customer relationships acquired at an estimated fair value of $6.1 million. As disclosed by management, the Company valued the acquired customer relationships utilizing the multi-period excess earnings method, a form of income approach. Determining the fair value of the customer relationships acquired required management to make significant judgments, including the revenue growth rate assumption, attrition rate, contributory asset charges, and discount rate.

We identified the valuation of customer relationships acquired in the acquisition of GDSI as a critical audit matter due to the significant judgments made by management to estimate the fair value of the acquired customer relationships and the sensitivity of the fair value to the significant underlying assumptions, which include the revenue growth rate assumption, attrition rate, contributory asset charges, and discount rate. These significant assumptions are forward looking and could be affected by future economic and market conditions. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s fair value measurement of the acquired customer relationships.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of acquired customer relationships included the following, among others:

●	We obtained an understanding of the design of controls associated with management’s process for estimating the fair value of the acquired customer relationships.

●	We assessed the reasonableness of management’s projections by comparing the projection used to the historical financial results of the acquired business and certain peer companies.

●	We evaluated the reasonableness of the attrition rate by assessing the underlying data used in determining the rate and testing mathematical accuracy of the calculation.

●	With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology and the following significant valuation assumptions:

o	Discount rate by testing the source information underlying the determination of the discount rate, testing mathematical accuracy of the calculation, and reconciling the weighted average cost of capital, weighted average return on assets and internal rate of return.

o	Contributory asset charges by testing the source information underlying the determination of the contributory asset charges and mathematical accuracy of the calculation.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2015.

New York, NY

September 6, 2023

Akoustis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30,	June 30,
	2023	2022
Assets

Assets:
Cash and cash equivalents	$43,104	$80,485
Accounts receivable	4,753	3,793
Inventory	7,548	4,094
Other current assets	4,440	3,359
Total current assets	59,845	91,731

Property and equipment, net	57,826	51,157
Goodwill	14,559	8,051
Intangibles, net	15,241	8,994
Operating lease right-of-use asset, net	1,374	1,126
Other assets	72	279
Total Assets	$148,917	$161,338

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$17,027	$11,204
Contingent consideration	—	855
Operating lease liability	439	313
Deferred revenue	105	286
Total current liabilities	17,571	12,658

Long-term Liabilities:
Convertible notes payable, net	43,347	43,731
Contingent consideration	—	591
Operating lease liability	976	811
Promissory note payable	667	—
Other long-term liabilities	117	117
Total long-term liabilities	45,107	45,250

Total Liabilities	62,678	57,908
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred Stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 72,154,647 and 57,079,347 shares issued and outstanding at June 30, 2023 and June 30, 2022, respectively	72	57
Additional paid in capital	356,522	310,171
Accumulated deficit	(270,355)	(206,798)
Total Stockholders’ Equity	86,239	103,430
Total Liabilities and Stockholders’ Equity	$148,917	$161,338

See accompanying notes to the consolidated financial statements.

Akoustis Technologies, Inc.

Consolidated Statements of Operations

 (In thousands, except per share data)

	For the Year Ended June 30, 2023	For the Year Ended June 30, 2022

Revenue	$27,121	$15,350

Cost of revenue	30,237	19,487

Gross profit	(3,116)	(4,137)

Operating expenses
Research and development	33,243	35,708
General and administrative expenses	29,710	20,710
Total operating expenses	62,953	56,418

Loss from operations	(66,069)	(60,555)

Other (expense) income
Interest (expense) income	(2,322)	(77)
Change in fair value of contingent liability	1,446	(347)
Other (expense) income	(8)	—
Change in fair value of derivative liabilities	948	(48)
Total Other (expense) income	64	(472)
Net loss before income taxes	$(66,005)	$(61,027)

Income tax expense (benefit)	$(2,448)	$(1,833)

Net loss	$(63,557)	$(59,194)

Net (income) loss attributable to noncontrolling interest	—	167

Net Loss attributable to common stockholders	(63,557)	(59,027)

Net loss per common share - basic and diluted	$(1.00)	$(1.09)

Weighted average common shares outstanding - basic and diluted	63,621,727	54,021,205

See accompanying notes to the consolidated financial statements.

Akoustis Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2023 and 2022

(In thousands)

					Total Akoustis
	Common Stock		Additional Paid In	Accumulated	Technologies, Inc.	Noncontrolling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interest	Equity

Balance, June 30, 2021	51,236	$51	$265,130	$(147,771)	$117,410	$—	$117,410

Common stock issued for cash, net of issuance costs	4,178	4	27,574	—	27,578	—	27,578

Stock-based compensation	739	1	10,246	—	10,247	—	10,247

Common stock issued for exercise of warrants	21	—	67	—	67	—	67

Common stock issued for exercise of options	87	—	409	—	409	—	409

ESPP purchase	135	1	592	—	593	—	593

Common stock issued in acquisition	683	—	4,162	—	4,162	—	4,162

Noncontrolling interest acquired	—	—	1,991	—	1,991	167	2,158

Net loss	—	—	—	(59,027)	(59,027)	(167)	(59,194)
Balance, June 30, 2022	57,079	$57	$310,171	$(206,798)	$103,430	$—	$103,430

Common stock issued for cash, net of issuance costs	12,546	12	32,013	—	32,025	—	32,025

Stock-based compensation	1,009	1	9,406	—	9,407	—	9,407
ESPP purchase	89	—	560	—	560	—	560

Common stock issued in acquisition	606	1	1,689	—	1,690	—	1,690

Common stock issued in payment of note interest	826	1	2,683	—	2,684	—	2,684

Net loss	—	—	—	(63,557)	(63,557)	—	(63,557)

Balance, June 30, 2023	72,155	$72	$356,522	$(270,355)	$86,239	$—	$86,239

See accompanying notes to the consolidated financial statements.

Akoustis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended	For the Year Ended
	June 30, 2023	June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,557)	$(59,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,256	7,853
Stock-based compensation	9,407	10,247
Amortization of debt discount	564	29
Non-cash interest payments	2,684	—
(Gain)/Loss on disposal of assets	(100)	(210)
Change in deferred tax assets	(2,394)	—
Amortization of operating lease right of use asset	395	271
Change in fair value of derivative liabilities	(948)	48
Change in fair value of contingent consideration	(1,446)	347
Changes in operating assets and liabilities:
Accounts receivable	(79)	(1,639)
Inventory	(3,454)	(2,506)
Other current asset	(805)	(1,241)
Other assets	—	(12)
Accounts payable and accrued expenses	3,522	2,975
Lease liabilities	(352)	(274)
Other long term liabilities	667	(1,980)
Deferred revenue	(181)	91
Net Cash Used in Operating Activities	(44,821)	(45,195)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(11,385)	(27,720)
Cash received from sale of fixed assets	121	357
Cash paid for investment in subsidiary	(13,882)	(7,579)
Net Cash Used in Investing Activities	(25,146)	(34,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	32,026	27,578
Proceeds from exercise of warrants	—	67
Proceeds from exercise of employee stock options	—	409
Proceeds from employee stock purchase plan	560	592
Proceeds received from convertible note, net of issuance costs	—	43,654
Net Cash Provided by Financing Activities	32,586	72,300

Net Increase (Decrease) in Cash, Cash Equivalents	(37,381)	(7,837)
Cash and Cash Equivalents - Beginning of Period	80,485	88,322
Cash and Cash Equivalents - End of Period	$43,104	$80,485

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$40	$112

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in payment of interest	$2,684	$—
Fixed assets included in accounts payable and accrued expenses	$—	$(393)
Operating lease right-of-use asset, net	$133	$—
Operating lease liability	$(133)	$—
Acquisition of Business
Tangible assets, excluding cash and cash equivalents	$3,904	1,346
Intangibles	$8,289	9,452
Goodwill	$6,508	8,051
Deferred Tax Liability	$(2,394)	(1,980)
Contingent consideration	$—	1,099
Liabilities assumed	$(1,124)	(1,871)
Liabilities cancelled	$88	—
Issuance of common stock for acquisition	$1,690	4,162
Noncontrolling interest acquired	$—	(2,158)

See accompanying notes to the consolidated financial statements.

AKOUSTIS TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

Note 1. Organization

Akoustis Technologies, Inc. (the “Company”) was incorporated on April 10, 2013, and effective December 15, 2016, the Company changed its state of incorporation to the State of Delaware. Through its wholly-owned subsidiary, Akoustis, Inc. (a Delaware corporation), the Company, headquartered in Huntersville, North Carolina, is focused on developing, designing, and manufacturing innovative radio frequency (“RF”) filter products for the wireless industry, including for products such as smartphones and tablets, cellular infrastructure equipment, Wi-Fi Customer Premise Equipment (“CPE”), and military and defense communication applications. Located between the device’s antenna and its digital backend, the RF front-end (“RFFE”) is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. To construct the resonator devices that are the building blocks for its RF filters, the Company has developed a family of novel, high purity acoustic piezoelectric materials as well as a unique microelectromechanical system (“MEMS”) wafer semiconductor process, collectively referred to as XBAW® technology. The Company leverages its integrated device manufacturing (“IDM”) business model to develop and sell high performance RF filters using its XBAW® technology. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RFFE. Additionally, through RFM Integrated Device, Inc. (“RFMi”), a wholly-owned subsidiary of Akoustis, Inc., the Company makes sales of complementary surface acoustic wave (“SAW”) resonators, RF filters, crystal (Xtal) resonators and oscillators, and ceramic products branded as “RFMi” products. We also offer back-end semiconductor supply chain services through our wholly owned subsidiary, Grinding & Dicing Services, Inc. (“GDSI"), which we acquired in January 2023.

Note 2. Liquidity

As of June 30, 2023, the Company had cash and cash equivalents of $43.1 million and working capital of $42.3 million. The Company has historically incurred recurring operating losses and experienced net cash used in operating activities.

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

If in the future the Company is unable to obtain additional financing in a timely fashion and on acceptable terms when such financing is needed, its financial condition and results of operations may be materially adversely affected and it may not be able to continue operations or execute its stated commercialization plan.

Note 3. Summary of significant accounting policies

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Akoustis, Inc., RFMi, and GDSI. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits; as of June 30, 2023, approximately $42.3 million was uninsured.

Accounts Receivable

Accounts receivable is recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. Management considers an account receivable to be past due when it is not settled under its stated terms. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended June 30, 2023 and 2022, the Company's allowance for doubtful accounts was immaterial. The Company does not have any off balance sheet credit exposure related to its customers.

Inventory

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

Goodwill and Intangible assets, net

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company has two operating segments and two reporting units. The Company reviews goodwill at least annually for possible impairment and will test for impairment between annual tests if an event occurs that would more likely than not reduce the fair value of the reporting unit below its carrying value. No impairment charge was recognized for the years ended June 30, 2023 and June 30, 2022.

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

As part of the Company’s financial process, the Company also assesses the likelihood that the Company’s tax reporting positions will ultimately be sustained. To the extent it is determined it is more likely than not (a likelihood of more than 50 percent) that some portion or all of a tax reporting position will ultimately not be recognized and sustained, a provision for unrecognized tax benefit is provided by either reducing the applicable deferred tax asset or accruing an income tax liability. The Company’s judgment regarding the sustainability of the Company’s tax reporting positions may change in the future due to changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to the related deferred tax assets or accrued income tax liabilities and an accompanying reduction or increase in income tax expense which will result in a corresponding increase or decrease in net income in the period when such determinations are made.

Recently Issued Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2021-10, "Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance" to increase transparency about certain government assistance or grants received by a business entity. This new guidance requires the disclosure of (1) the types of assistance, (2) an entity's accounting for the assistance, and (3) the effect of the assistance on an entity's financial statements. The Company adopted ASU 2021-10 on July 1, 2022.

From time to time, the Company receives cash grants and tax abatements from U.S. federal and state governments which, in most cases, attach conditions for a specific duration period and generally relate to hiring employees, the construction or acquisition of assets or to developing specific technologies. If conditions are not satisfied, or the duration period for the agreement is infringed, the incentives are subject to reduction, termination, or recapture.

The Company's accounting policy is to recognize a benefit to the income statement over the duration of the program when the conditions, including the required spending attached to the incentive are achieved and the Company is expected to complete any further requirements. A grant that compensates for operational expenses is recognized as a reduction from the nature of the expense the grant is designated to offset. A grant related to property, plant and equipment investments is recognized as a reduction to the cost-basis of the underlying assets with an ongoing reduction to depreciation expense based on the useful lives of the related assets. During fiscal 2023, the Company received a de-minimis amount related to these programs.

In August 2022, the Creating Helpful Incentives to Produce Semiconductors and Science Act (the "CHIPS Act") was signed into law. The CHIPS Act provides for a 25% refundable tax credit on certain investments in domestic semiconductor manufacturing. The credit is provided for qualifying property, which is placed in service after December 31, 2022. The CHIPS Act also provides for certain other financial incentives to further investments in domestic semiconductor manufacturing. The Company is evaluating the provisions of the new law and its potential impact to the Company.

In August 2022, the Inflation Reduction Act (the "IRA") was signed into law. The IRA establishes a new book minimum tax of 15% on consolidated adjusted GAAP pre-tax earnings for corporations with average income in excess of $1 billion and is effective for tax years beginning after December 31, 2022. In addition, the IRA also introduced a nondeductible 1% excise tax on a publicly traded corporation for the net value of certain stock repurchases during the tax year (effective for repurchases after December 31, 2022). The new law did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments”, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements but does not expect it to have a material impact on the Company’s consolidated financial statements.

Note 4. Revenue Recognition from Contracts with Customers

Disaggregation of Revenue

The Company’s primary revenue streams include fabrication services and product sales across multiple geographic regions primarily the Americas, Asia and Europe.

Fabrication Services

Fabrication services revenue includes Non-Recurring Engineering (“NRE”) and backend packaging services. Under these contracts, products are delivered to the customer at the completion of the service which represents satisfaction of the performance obligation as well as transfer of title. Depending on language with regards to enforceable right to payment for performance completed to date, related revenue will either be recognized over time or at a point in time.

Product Sales

Product sales revenue consists of sales of RF filters, which are primarily sold with contract terms stating that title passes, and the customer takes control, at the time of shipment. Revenue is then recognized when the devices are shipped, and the performance obligation has been satisfied. If devices are sold under contract terms that specify that the customer does not take ownership until the goods are received, revenue is recognized when the customer receives the goods.

The following table summarizes the revenues of the Company’s reportable segments by geographic region for the year ended June 30, 2023 (in thousands):

	Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
Americas	$7,287	$3,892	$11,179
Asia	1,503	11,493	12,996
Europe	161	2,771	2,932
Other	—	14	14
Total	$8,951	$18,170	$27,121

The following table summarizes the revenues of the Company’s reportable segments for the year ended June 30, 2022, (in thousands):

	Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
Americas	$1,389	$2,388	$3,777
Asia	484	8,146	8,630
Europe	—	2,930	2,930
Other	—	13	13
Total	$1,873	$13,477	$15,350

Performance Obligations

The Company has determined that contracts for product sales revenue and fabrication services revenue involve one performance obligation, which is delivery of the final product.

Contract Balances

The Company records a receivable when the title for goods has transferred. Generally, all sales are contract sales (with either an underlying contract or purchase order), resulting in all receivables being contract receivables. When invoicing occurs prior to revenue recognition a contract liability is recorded.

The following table summarizes the changes in the opening and closing balances of the Company’s contract asset (included in Other current assets on the Consolidated Balance Sheet) and contract liability (included as Deferred revenue on the Consolidated Balance Sheet) for the years ended June 30, 2023 and 2022 (in thousands):

	Contract Assets	Contract Liabilities
Balance, June 30, 2022	$923	$286
Closing, June 30, 2023	1,894	70
Increase/(Decrease)	971	(216)

Balance, June 30, 2021	$411	$41
Closing, June 30, 2022	923	286
Increase/(Decrease)	512	245

The amount of revenue recognized in the year ended June 30, 2022 that was included in the opening contract liability balance consisted of $0.3 million that related to filter product sales.

Contract assets are recorded when revenue recognized exceeds the amount invoiced. The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The amount of contract assets invoiced in the year ended June 30, 2023 that was included in the opening contract asset balance was $0.9 million, which primarily related to non-recurring engineering business.

Backlog of Remaining Customer Performance Obligations

As of June 30, 2023, the Company had partially unsatisfied performance obligations related to contracts with an original expected duration of greater than one year. Revenue expected to be recognized from these performance obligations was $40 thousand as of June 30, 2023. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us.

Note 5: Inventory

Inventory consisted of the following as of June 30, 2023 and June 30, 2022 (in thousands):

	June 30, 2023	June 30, 2022
Raw Materials	$1,574	$1,077
Work in Process	3,741	1,061
Finished Goods	2,233	1,956
Total Inventory	$7,548	$4,094

Note 6. Property and equipment, net

Property and equipment consisted of the following as of June 30, 2023 and 2022 (in thousands):

	June 30, 2023	June 30, 2022	Estimated Useful Life
Land	$1,000	$1,000	n/a
Building & leasehold improvements	9,016	7,715	11 years *
Equipment	71,151	57,750	2-10 years
Computer equipment and software	3,168	1,966	3-5 years
Total	84,335	68,431
Less: Accumulated depreciation	(26,509)	(17,274)
Total	$57,826	$51,157

(*)	Leasehold improvements which are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $9.2 million and $6.8 million for the years ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, equipment with a net book value totaling $7.1 million had not been placed in service and therefore was not depreciated during the period. As of June 30, 2022, fixed assets with a net book value totaling $14.5 million had not been placed in service and therefore was not depreciated during the period.

Note 7. Business Acquisitions

Grinding & Dicing Services, Inc.

On January 1, 2023 (the “Closing Date”), the Company and its wholly-owned subsidiary, Akoustis, Inc. (the “Purchaser”), entered into a Stock Purchase Agreement (the “Purchase Agreement”) with GDSI and the stockholders of GDSI (the “Sellers”). Pursuant to the Purchase Agreement, the Purchaser acquired all of the outstanding capital stock of GDSI (such acquisition, the “Transaction”). The acquisition is expected to support a strategy to reshore operations to the United States, improve rapid prototype and development cycle time, and provide prototype cost savings.

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

The purchase price was preliminarily allocated based on the estimated fair values of the assets acquired and liabilities assumed as follows (in thousands):

Consideration:
Cash paid	$13,915
Common stock	1,690
Liabilities cancelled	(88)
Total consideration	$15,517

Cash	$334
Fixed assets	2,538
Other tangible assets	1,366
Intangible assets	8,289
Goodwill	6,508
Deferred tax liabilities	(2,394)
Liabilities assumed	(1,124)
Total assets acquired	$15,517

The Company will continue to evaluate the fair market value and other estimates of certain assets, liabilities and tax estimates over the measurement period (up to one year from the acquisition date) as provided for in ASC 805-10.

The fair values of the intangible assets acquired included trade names of $0.19 million, developed technology of $1.98 million and customer relationships of $6.11 million and the provisional value of the fixed assets acquired was $2.5 million.

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

The goodwill resulting from the acquisition of GDSI, which has been recorded in the Fabrication Services segment, is attributed to synergies and other benefits that are expected to be generated from this transaction and is not deductible for income tax purposes. During the year ended June 30, 2023, the Company recorded acquisition costs associated with the acquisition of GDSI totaling $0.2 million in “General and administrative expenses” in the Consolidated Statements of Operations.

Revenues included in the consolidated statement of operations for the year ended June 30, 2023 from this acquisition for the period subsequent to the closing of the transaction was approximately $3.8 million. Loss from operations included in the consolidated statement of operations for the year ended June 30, 2023 from this acquisition for the period subsequent to the closing of the transaction was approximately $1.4 million.

RFM Integrated Devices, Inc.

On October 15, 2021, the Company acquired a majority ownership position in RFM Integrated Device, Inc. (“RFMi”), a fabless supplier of acoustic wave RF resonators and filters, to expand product offerings and provide access to new markets. The Company acquired the 51% ownership interest in RFMi from Tai-Saw Technology Co., Ltd. (“TST”) in exchange for $6.0 million in cash and approximately $2.3 million payable in common stock of the Company. On April 29, 2022, the Company exercised its option to acquire the remaining 49% ownership interest in RFMi from TST for an additional $3.5 million in cash and approximately 420,053 shares of common stock of the Company with a fair value at closing of $1.9 million.

Additionally, earn-out payments payable in cash and/or shares of common stock of the Company may be payable to TST based on the achievement of sales targets for RFMi products in each of calendar year 2022 and 2023, with potential payouts in the range of $0 to $3.0 million. The estimated fair value of the associated liability was based on the present value of the expected future payouts resulting from the projected RFMi product sales, applying a volatility rate of 30% against those future projected revenues and using a discount rate of 9.9% and 10.2% for the first and second earnouts, respectively, and thus represented a Level 3 fair value measurement. The contingent consideration is re-measured to fair value at each reporting date until the contingency is resolved, and those changes in fair value are recognized in earnings. The Company has determined that the sales targets for calendar year 2022 were not met and the related earnout payment is not owed. The fair value of the contingent consideration decreased $1.4 million during the year ended June 30, 2023.

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

The goodwill resulting from the acquisition of RFMi, which has been recorded in the RF Product segment, is attributed to synergies and other benefits that are expected to be generated from this transaction and is not deductible for income tax purposes. During the year ended June 30, 2022, the Company recorded acquisition costs associated with the acquisition of RFMi totaling $0.1 million in “General and administrative expenses” in the Consolidated Statements of Operations.

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

Pro Forma Results

The following unaudited pro forma financial information summarizes the results of operations for year ended June 30, 2022 and 2023, as if the RFMi and GDSI acquisitions had been completed as of July 1, 2021 (in thousands). The pro forma results were calculated applying the Company’s accounting policies and include the effects of adjustments related to the amortization charges from the acquired intangibles. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future.

	Years Ended June 30,
	2023	2022
	Unaudited Proforma	Unaudited Proforma
Revenues	$30,701	$24,500
Net Loss	$(65,747)	$(58,850)
Net Loss per share	$(1.03)	$(1.07)

Note 8: Goodwill

The Company performs an annual test for goodwill impairment during our last fiscal quarter. Based on a qualitative assessment, the Company determined that there was no impairment to our goodwill as of June 30, 2023. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

During the year ended June 30, 2023, the Company did not identify any events or circumstances that would require an interim goodwill impairment test. The Company does not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of June 30, 2023 was $14.6 million.

Note 9: Intangible Assets

Intangible assets consisted of the following as of June 30, 2023 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Trademarks	$900	$(258)	$642	5
Developed Technology	$3,867	$(581)	$3,286	10
Customer Relationships	$13,569	$(2,256)	$11,313	7
Total	$18,336	$(3,095)	$15,241

Intangible assets consisted of the following as of June 30, 2022 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Trademarks	$702	$(99)	$603	5
Developed Technology	$1,911	$(221)	$1,690	10
Customer Relationships	$7,455	$(754)	$6,701	7
Total	$10,068	$(1,074)	$8,994

Amortization expense totaled $2 million for the year ended June 30, 2023. Estimated future amortization expense of intangible assets for each of the next five fiscal years and thereafter are as follows (in thousands):

2024	$2,618
2025	$2,618
2026	$2,618
2027	$2,519
2028	2,458
Thereafter	$2,410
Total	$15,241

Note 10. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at June 30, 2023 and June 30, 2022 (in thousands):

	June 30, 2023	June 30, 2022
Accounts payable	$3,979	$3,630
Accrued salaries and benefits	4,781	4,641
Accrued good received not invoiced	3,700	1,472
Accrued professional fees	2,248	704
Other accrued expenses	2,319	757
Totals	$17,027	$11,204

Note 11.  Notes Payable

Convertible Senior Notes due 2027

The following table summarizes convertible debt as of June 30, 2023 (in thousands):

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Derivatives	Carrying Value
Long Term convertible notes payable
6.0% Convertible Senior Notes	06/15/2027	6.00%	$4.71	$44,000	$(2,733)	$2,080	$43,347
Ending Balance as of June 30, 2023				$44,000	$(2,733)	$2,080	$43,347

The following table summarizes convertible debt as of June 30, 2022 (in thousands):

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Derivatives	Carrying Value
Long Term convertible notes payable
6.0% Convertible Senior Notes	06/15/2027	6.00%	$4.71	$44,000	$(3,297)	$3,028	$43,731
Ending Balance as of June 30, 2022				$44,000	$(3,297)	$3,028	$43,731

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

Interest expense on the Notes during the year ended June 30, 2023 included contractual interest of $2,640 thousand and debt discount amortization of $564 thousand. Interest expense on the Notes during the year ended June 30, 2022 included contractual interest of $154 thousand and debt discount amortization of $29 thousand.

Promissory Note

The Company issued a secured promissory note (the “Promissory Note”) in the original principal amount of $4.0 million issued by the Purchaser to the Sellers’ representative. The Sellers’ representative is a current employee of the Company. The Promissory Note does not bear interest, is subject to partial prepayment (reduction of the outstanding principal amount down to $1.3 million) on the second anniversary of the Closing Date, and is payable in full on the third anniversary of the Closing Date. The Purchaser can reduce the principal amount of the Promissory Note (i) to satisfy certain post-closing adjustments to the Transaction purchase price, (ii) to satisfy the Sellers’ indemnification obligations under the Purchase Agreement, and (iii) if GDSI’s President is terminated for cause or due to disability or resigns without good reason prior to maturity the Promissory Note will be cancelled in its entirety. The Promissory Note is secured by certain of the Purchaser’s and GDSI’s assets. In the event of certain events of default, including failure to pay amounts due under the Promissory Note and certain bankruptcy events, the outstanding principal amount of the Promissory Note will become immediately due. The Promissory Note will be recognized on a straight line basis over the term of the Promissory Note as compensation expense. The Company recorded compensation expense totaling $667 thousand for the year ended June 30, 2023 in “General and administrative expenses” in the Consolidated Statements of Operations with the associated liability included in “Promissory notes payable” in the Consolidated Balance Sheets.

Note 12. Concentrations

Customers

Customer concentration as a percentage of revenue for the years ended June 30, 2023 and 2022 are as follows:

	Year Ended 06/30/2023	Year Ended 06/30/2022
Customer 1	14%	26%
Customer 2	18%	10%

Customer concentration as a percentage of accounts receivable for the years ended June 30, 2023 and 2022 are as follows:

	Year Ended 06/30/2023	Year Ended 06/30/2022
Customer 1	15%	26%
Customer 2	21%	—

Vendors

Vendor concentration as a percentage of purchases for the years ended June 30, 2023 and 2022 are as follows:

	Year Ended 06/30/2023	Year Ended 06/30/2022
Vendor 1	11%	—

Note 13. Stockholders’ Equity

Equity Offering Program

On May 2, 2022, the Company entered into an ATM Sales Agreement with Oppenheimer & Co. Inc., Craig-Hallum Capital Group LLC, and Roth Capital Partners, LLC pursuant to which the Company may sell from time-to-time shares of its common stock having an aggregate offering price of up to $50,000,000 (the “2022 Equity Offering Program”), of which $48 million remains available to be sold. On May 25, 2022, the Company announced that it was suspending sales under the 2022 Equity Offering Program. If, in the future, the Company determines to resume sales pursuant to the 2022 Equity Offering Program, it intends to notify investors by the filing of a Current Report on Form 8-K, other SEC filings or other public announcement.

No sales were made through the 2022 Equity Offering Program during the year ended June 30, 2023.

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

Equity incentive plans

On November 1, 2018, the Board of Directors adopted and approved the Company’s 2018 Stock Incentive Plan (as amended, the “2018 Plan”), which authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants and other stock awards. The 2018 Plan initially reserved a total of 3,000,000 shares of common stock for issuance thereunder. On September 24, 2019, the Company’s stockholders approved an amendment to the 2018 Plan increasing the number of shares reserved for issuance thereunder to 6,000,000. On November 10, 2022, the Company’s stockholders approved an amendment to the 2018 Plan increasing the number of shares reserved for issuance thereunder to 12,000,000. As of June 30, 2023, 4,638,242, shares remained available for future grants under the 2018 Plan. The Company previously maintained the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2016 Stock Incentive Plan (the “2016 Plan”). No additional shares will be issued under the 2015 Plan or the 2016 Plan. The Company settles awards issued under all plans with newly issued common shares.

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

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following assumptions:

	June 30, 2023	June 30, 2022
Exercise price	$2.83 - $4.23	$3.79 - $10.15
Expected term (years)	4.00 - 5.00	4.75 - 5.00
Risk-free interest rate	3.49 - 4.59%	0.76 - 3.38%
Volatility	67 - 70%	66 - 67%
Dividend yield	0%	0%
Weighted Average Grant Date Fair Value of Options granted during the period	$1.95	$4.71

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

The following is a summary of the option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – June 30, 2022	3,020,002	6.49
Granted	297,798	3.48
Exercised	—	—
Forfeited/Cancelled	(161,763)	7.12
Outstanding – June 30, 2023	3,156,037	6.61	3.50	231
Exercisable – June 30, 2023	2,032,665	6.24	2.51	218

The total intrinsic value of options exercised during the fiscal years ended June 30, 2023 and June 30, 2022 was $0 thousand and $286 thousand, respectively.

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in thousands):

	As of June 30, 2023
	Unrecognized stock-based compensation	Weighted- average years to be recognized
Options	$1,771	1.91
Restricted stock awards/units	$9,838	2.06

For the years ended June 30, 2023 and 2022, the Company recorded $9.4 million and $10.2 million, respectively, in stock-based compensation which is reflected in total operating expenses in the consolidated statements of operations as follows (in thousands):

	2023	2022
Research and Development	$3,692	$5,586
General and Administrative	5,715	4,661
Total	$9,407	$10,247

Restricted Stock Units and Restricted Stock Awards

A summary of unvested restricted stock awards (“RSAs”) and restricted stock unit awards (“RSUs”) outstanding as of June 30, 2023 and changes during the year ended is as follows:

	Number of RSAs/RSUs	Weighted Average Fair Value per Share/Unit
Outstanding - June 30, 2022	2,177,585	$8.30
Granted	2,135,760	3.20
Vested	(1,030,674)	6.50
Forfeited/Cancelled/Repurchased	(249,436)	7.54
Outstanding – June 30, 2023	3,033,235	$5.39

The weighted average grant date fair value per share for awards granted during the fiscal years ended June 30, 2023 and June 30, 2022 was $3.20 and $8.16, respectively. The total fair value of restricted awards that vested during the fiscal years ended June 30, 2023 and June 30, 2022 was $3.5 million and $5.1 million, respectively.

During the years ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense of $6.5 million and $7.7 million, respectively related to the RSAs and RSUs that have been issued to date.

As of June 30, 2023, the Company had approximately $7.7 million in unrecognized stock-based compensation expense related to the unvested shares.

Market Value Stock Unit Awards

During the year ended June 30, 2023 the Company awarded certain employees grants of an aggregate of approximately 0.42 million RSUs with market value appreciation conditions (“MVSUs”) with a weighted average grant date fair value of $7.60. The MVSUs will be expensed over the requisite service period. The terms of the MVSUs include vesting provisions based on continued service. The number of shares of the Company’s common stock earned at vesting is based on the Company’s stock price performance with amounts earned subject to a vesting multiplier ranging from 0% to 200%. If the service criteria are satisfied, the MVSUs will vest over 3 years.

A summary of unvested MVSUs outstanding as of June 30, 2023 and changes during the year ended is as follows:

	Number of MVSUs	Weighted Average Fair Value per Share/Unit
Outstanding - June 30, 2022	—	$—
Granted	415,000	7.60
Vested	—	—
Forfeited/Cancelled/Repurchased	20,000	7.86
Outstanding – June 30, 2023	395,000	7.58

The weighted average grant date fair value per share for MVSU awards granted during the fiscal year ended June 30, 2023 was $7.60. No MVSU awards were granted during the fiscal year ended June 30, 2022. No MVSU awards vested during the fiscal years ended June 30, 2023 and June 30, 2022.

During the years ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense of $0.9 million and $0.0 million, respectively related to the MVSUs that have been issued to date.

As of June 30, 2023, the Company had approximately $2.1 million in unrecognized stock-based compensation expense related to the unvested MVSU shares.

Employee Stock Purchase Plan

Effective November 1, 2018, the Company adopted the Akoustis Technologies, Inc. Employee Stock Purchase Plan 2018 (the “ESPP”), which was approved by the stockholders on the same date, The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85.0% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. At June 30, 2023, 0.02 million shares were available for future issuance under this plan. The Company makes no cash contributions to the ESPP but bears the expenses of its administration. The Company issued 0.09 million, and 0.14 million shares under the ESPP in fiscal years 2023 and 2022, respectively. The Company settles awards issued under the ESPP with newly issued common shares.

For the years ended June 30, 2023 and 2022, the Company recorded $0.25 million and $0.25 million, respectively, in stock-based compensation related to grants of ESPP shares.

Note 14. Leases

The Company leases office space in Huntersville, NC, Carrollton, TX, San Jose, CA and Taiwan and leases equipment in Canandaigua, NY. Its leases have remaining lease terms of up to five years, some of which include options to extend the leases for up to twenty-four months. Following adoption of ASC 842, lease expense excludes capital area maintenance and property taxes.

The components of lease expense were as follows (in thousands):

	Year Ended June 30, 2023	Year Ended June 30, 2022
Operating Lease Expense	$519	$348

Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification on the Consolidated Balance Sheet	June 30, 2023	June 30, 2022
Assets
Operating lease assets	Other non-current assets	$1,374	$1,126

Liabilities
Other current liabilities	Current liabilities	439	313
Operating lease liabilities	Other non-current liabilities	976	811

Weighted Average Remaining Lease Term:
Operating leases	2.97 Years	3.42 Years

Weighted Average Discount Rate:
Operating leases	12.77%	10.03%

The following table outlines the minimum future lease payments for the next five years and thereafter (in thousands):

For the year ending June 30,
2024	$589
2025	606
2026	374
2027	66
Thereafter	79
Total lease payments (Undiscounted cash flows)	1,714

Less imputed interest	(299)
Total	$1,415

Note 15. Commitments and Contingencies

Ontario County Industrial Development Authority Agreement

On February 27, 2018, the Company entered into a Lease and Project Agreement (the “Lease and Project Agreement”) and a Company Lease Agreement (the “Company Lease Agreement” and together with the Lease and Project Agreement, the “Agreements”), each dated as of February 1, 2018, with the Ontario County Industrial Development Agency, a public benefit corporation of the State of New York (the “OCIDA”). Pursuant to the Agreements, the Company will lease for $1.00 annually to the OCIDA an approximately 9.995 acre parcel of land in Canandaigua, New York, together with the improvements thereon (including the Company’s New York fabrication facility), and transfer title to certain related equipment and personal property to the OCIDA (collectively, the “Facility”). The OCIDA will lease the Facility back to the Company for annual rent payments specified in the Lease and Project Agreement for the Company’s primary use as research and development, manufacturing, warehouse and professional office space in its business, and to be subleased, in part, by the Company to various existing tenants. The Company estimates substantial tax savings during the term of the Agreements, which expire on December 31, 2028. In addition, subject to the terms of the Lease and Project Agreement, certain purchases and leases of eligible items will be exempt from the imposition of sales and use taxes. Subject to the terms of the Lease and Project Agreement, the OCIDA has also granted to the Company an exemption from certain mortgage recording taxes for one or more mortgages securing an aggregate principal amount not to exceed $12.0 million, or such greater amount as approved by the OCIDA in its sole and absolute discretion. Benefits totaling approximately $0.4 million provided to the Company through June 2023 pursuant to the terms of the Lease and Project Agreement are subject to claw back over the life of the Agreements upon certain recapture events, including certain events of default.

Litigation, Claims and Assessments

On October 4, 2021, the Company was named as a defendant in a complaint filed by Qorvo, Inc. (“Qorvo”) in the United States District Court for the District of Delaware alleging, among other things, patent infringement, false advertising, false patent marking, and unfair competition. The complaint alleges that the defendants misappropriated proprietary information, made misleading statements about the characteristics of certain of its products, and sold products infringing on certain of the plaintiff’s patents. The plaintiff seeks an injunction enjoining the Company from the alleged infringement and damages, including punitive and statutory enhanced damages, in an unspecified amount. The Company filed a motion to dismiss all of the claims other than the direct patent infringement claims, but the court permitted the plaintiff to file an amended complaint which the court subsequently determined was sufficient for pleading purposes. The Court denied the Company’s motion in May 2022. The Court held a claims construction hearing in November 2022, issuing its claim construction order on March 15, 2023. On February 8, 2023, Qorvo filed a second amended complaint adding allegations of misappropriation of trade secrets, racketeering activities, and civil conspiracy. The Company continues to develop its defenses and mitigation strategies, and intends to proceed in defending itself vigorously against the claims asserted by Qorvo. However, the Company can provide no assurance as to the outcome of such dispute, and such action may result in judgments against the Company for an injunction, significant damages or other relief, such as future royalty payments to Qorvo or restrictions on certain of the Company’s activities.

On April 20, 2023, the Company filed a complaint against Qorvo in the United States District Court for the Eastern District of Texas alleging infringement by Qorvo of a patent licensed exclusively to the Company by Cornell University. The complaint alleges Qorvo’s willful infringement of the Cornell patent and seeks remedies including enhanced damages and attorneys’ fees. On July 24, 2023, Qorvo filed a motion to dismiss the complaint. On August 11, 2023, Qorvo filed a motion to strike Akoustis’ infringement contentions. The Company intends to vigorously pursue its claims against Qorvo but can provide no assurance as to the outcome of this dispute.

Resolution of each of the matters described above may be prolonged and costly, and the ultimate result or judgment is uncertain due to the inherent uncertainty in litigation and other proceedings. An adverse result in the matters described above would have a material adverse effect on the Company and its business. Even if ultimately settled or resolved in the Company’s favor, the matters described above and other possible future actions may result in significant expenses, diversion of management and technical personnel attention and disruptions and delays in the Company’s business and product development, and other collateral consequences, all of which could have a material adverse effect on its business, financial condition, and results of operations. Any out-of-court settlement of the above matters or other actions may also have an adverse effect on the Company’s business, financial condition and results of operations, including, but not limited to, substantial expenses, the payment of royalties, licensing or other fees payable to third parties, or restrictions on its ability to develop, manufacture, and sell its products.

From time to time, the Company may become involved in other lawsuits, investigations, and claims that arise in the ordinary course of business. The Company believes it has meritorious defenses against such other pending claims and intends to vigorously pursue them. While it is not possible to predict or determine the outcomes of any such other pending actions, the Company believes the amount of liability, if any, with respect to such other pending actions, would not materially affect its financial position, results of operations, or cash flows.

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

The Company’s gross unrecognized indirect tax credits totaled $0.1 million as of June 30, 2023 and $0.1 million as of June 30, 2022 and are recorded on the Consolidated Balance Sheet as a long-term liability.

Note 16. Income Taxes

The components of income tax expense (benefit) for the years ended June 30, 2023 and June 30, 2022 are as follows (in thousands):

	June 30, 2023	June 30, 2022
Current:
Federal	$(38)	$134
State and Local	(16)	15
Total Current Tax Provision (Benefit)	(54)	149

Deferred:
Federal	(2,179)	(2,000)
State and Local	(215)	18
Total Deferred Tax Provision (Benefit)	(2,394)	(1,982)

Total Tax Provision (Benefit)	$(2,448)	$(1,833)

The provision for/(benefit from) income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for/(benefit from) income taxes. The sources and tax effects of the differences are as follows:

	For the Year Ended June 30, 2023	For the Year Ended June 30, 2022
Income taxes at Federal statutory rate	(21.00)%	(21.00)%
State income taxes, net of Federal income tax benefit	(1.35)%	(0.29)%
Tax Credits	(1.56)%	(1.49)%
Stock-based compensation	1.21%	0.28%
Other	(0.53)%	0.14%
Change in Valuation Allowance	19.15%	19.32%
Effect of changes in income tax rate applied to net deferred taxes	0.37%	0.04%
Income Tax Provision	(3.71)%	(3.00)%

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows, (in thousands):

	June 30, 2023	June 30, 2022
Deferred Tax Assets
Net Operating Loss Carryforwards	$53,755	$47,031
Stock-based compensation	4,373	3,680
Credits	3,753	2,725
Research and development expenditures	8,145	—
Other	1,387	1,022
	71,413	54,458
Deferred Tax Liabilities
Intangibles	(3,338)	(1,808)
Accumulated depreciation/basis differences	(9,945)	(7,158)
	(13,283)	(8,966)

Valuation Allowance	(58,130)	(45,492)
Net Deferred Tax Assets	$—	$—

At June 30, 2023, the Company had federal loss carryovers of approximately $34.2 million that will expire in stages beginning in 2034 if unused and federal loss carryovers of $213.1 million that will carry forward indefinitely. The North Carolina, New York, California, Florida, Massachusetts, and Pennsylvania state loss carryovers of approximately $29.9 million, $11.5, $17.1, $0.4, $0.1, and $0.3 million, respectively, will begin to expire in 2029 if unused. Federal research credits of $3.7 million will expire beginning in 2034 if not utilized.

The company has not performed a detailed analysis to determine whether an ownership change under IRC Section 382 has occurred during the year ended June 30, 2023 or during any earlier year. If upon a complete analysis the company were to determine that an ownership change under Section 382 had occurred the effect of the ownership change would be the imposition of annual limitations on the use of NOL carryforwards. Any limitation may result in the expiration of a portion or all of the NOLs before utilization.

Based on a history of cumulative losses at the Company and the results of operations for the years ended June 30, 2023 and 2022, the Company determined that it is more likely than not it will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the deferred tax assets is required. The net change in the valuation allowance during the year ended June 30, 2023 was an increase of approximately $12.6 million.

The Company’s gross unrecognized tax benefits totaled $0.5 million as of June 30, 2023 and $0.4 million as of June 30, 2021. Of these amounts, $0.5 million and $0.4 million as of June 30, 2023 and June 30, 2022, respectively, represent the amounts of unrecognized tax benefit that, if recognized, would impact the effective tax rate in each of the fiscal years.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended June 30, 2023 and June 30, 2022 is as follows (in thousands):

	June 30, 2023	June 30, 2022
Beginning Balance	$427	$326
Additions based on positions related to the current year	70	80
Additions for tax positions in prior years	44	21
Reductions for tax positions in prior years	—	—
Expiration of statute of limitations	—	—
Ending Balance	$541	$427

The unrecognized tax benefit of $541 thousand at the end of June 30, 2023 is recorded on the Consolidated Balance Sheet as a reduction to the carrying value of the gross deferred tax assets.

The Company’s fiscal 2018 federal and state returns and all subsequent years remain open for examination, as well as all attributes brought forward into those years. The Company is not currently under examination by any taxing authorities.

Note 17. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company operates in two segments, Fabrication Services, which consists of engineering review services and backend packaging services, and RF Filters which consists of amplifier and filter product sales

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the years ended June 30, 2023 and 2022 are as follows (in thousands):

	Fabrication Services	RF Filters	Total
Year ended June 30, 2023
Revenue	$8,984	$18,137	$27,121
Cost of revenue	5,512	24,725	30,237
Gross margin	3,472	(6,588)	(3,116)
Research and development	—	33,243	33,243
General and administrative	3,341	26,368	29,710
Income/(Loss) from Operations	$131	$(66,199)	$(66,069)

Year ended June 30, 2022
Revenue	$1,870	$13,480	$15,350
Cost of Revenue	2,452	17,035	19,487
Gross Margin	(582)	(3,555)	(4,137)
Research and development	—	35,708	35,708
General and administrative	—	20,710	20,710
Loss from Operations	$(582)	$(59,973)	$(60,555)

As of June 30, 2023
Accounts receivable	$1,124	$3,629	$4,753
Property and equipment, net	2,394	55,432	57,826

As of June 30, 2022
Accounts receivable	$572	$3,221	$3,793
Property and equipment, net	—	51,157	51,157

Note 18. Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the years ended June 30, 2023 and 2022 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Convertible Notes	9,341,825	9,341,825
Options	3,156,037	3,020,002
Warrants	—	41,103
Total	12,497,862	2,664,686

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

The following table classifies the liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2023 and 2022:

	Fair value at June 30, 2023	Level 1	Level 2	Level 3
Contingent consideration	$—	$—	$—	$—
Derivative liabilities	2,080	—	—	2,080
Total fair value	$2,080	$—	$—	$2,080

	Fair value at June 30, 2022	Level 1	Level 2	Level 3
Contingent consideration	$1,446	$—	$—	$1,446
Derivative liabilities	3,028	—	—	3,028
Total fair value	$4,474	$—	$—	$4,474

There were no transfers between levels during the year ended June 30, 2023.

The following table sets forth a summary of the changes in the fair value of Level 3 contingent consideration that are measured at fair value on a recurring basis:

Contingent consideration	June 30, 2023
Beginning balance	$1,446
Change in fair value of contingent consideration	(1,446)
Ending balance	$—

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

During the year ended June 30, 2023, the Company reduced the contingent consideration liabilities to zero as the Company determined that the sales targets for calendar year 2022 were not met and the related earnout payment is not owed and the Company has estimated that the sales targets for calendar year 2023 will not be met.

The fair value of the contingent consideration liabilities on the balance sheet dates were valued with the following assumptions:

	June 30, 2023	June 30, 2022
Discount Rate	—	14.3% – 14.5%
Revenue volatility	30%	30%
Risk free interest rate	—	1.71% – 3.04%
Remaining term (years)	0.50	1.29 – 2.29

Fair Value of Embedded Derivatives	June 30, 2023
Beginning balance	$3,028
Initial fair value of make whole provision in convertible note	—
Initial fair value of change in control provision in convertible note	—
Change in fair value of convertible note derivatives	(948)
Ending balance	$2,080

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

The fair value of the embedded derivatives in our convertible notes on the issuance date and at the balance sheet date were valued with the following assumptions:

	June 30, 2023	June 30, 2022
Stock Price	$3.18	$3.70
Volatility of stock price	70%	70%
Risk free interest rate	4.32%	3.01%
Debt yield	40.6%	41.5%
Remaining term (years)	4.0	5.0

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

As of June 30, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2023.

The audited financial statements of the Company included in this annual report on Form 10-K include the results of acquisitions from their respective dates of acquisition. Management's assessment of internal control over financial reporting for the year ended June 30, 2023 does not include an assessment of GDSI, a majority owned subsidiary of the Company that was acquired on January 01, 2023. The financial statements of GDSI reflect total assets and net revenues constituting 14% and 14%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2023. Refer to "Note 7 – Business Acquisitions" for a description of the acquisition of GDSI.

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

As we are not an “accelerated filer” under SEC rules, we are not required to provide an auditor’s attestation of management’s assessment of internal control over financial reporting as of June 30, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2023 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2023 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2023 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2023 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2023 annual meeting of stockholders.

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

Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Plan of Conversion, dated December 15, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

2.2	Definitive Asset Purchase Agreement dated March 23, 2017 by and between The Research Foundation for the State University of New York and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017)

2.3	Definitive Real Property Purchase Agreement dated March 23, 2017, by and between Fuller Road Management Corporation and the Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017)

3.1	Articles of Conversion of the Company, filed with the Nevada Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.2	Certificate of Conversion of the Company, filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.3	Certificate of Incorporation, filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020)

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 4, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2019)

3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 10, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2022)

Exhibit Number	Description
4.1	Description of Common Stock of the Registrant Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed with the SEC on August 21, 2020)

4.2	Indenture, dated as of June 9, 2022 by and among the Company, Akoustis, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’ Current Report on Form 8-K filed with the SEC on June 10, 2022)

4.3	Form of 6.0% Convertible Senior Note due 2027 (included in Exhibit 4.2)

4.4*	Secured Promissory Note issued to the representative of sellers of Grinding & Dicing Services, Inc.

10.1.1†	Akoustis, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Transition Report on Form 10-K filed with the SEC on October 31, 2016)

10.1.2†	Declaration of Amendment to the Akoustis, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017)

10.2.1†	Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.2.2†	Form of Stock Option Agreement under the Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.2.3†	Form of Restricted Stock Agreement, under the Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2016)

10.3†	Employment Agreement between the Company and Jeffrey Shealy dated as of June 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015)

10.4†	Offer Letter from the Company to David M. Aichele (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2017)

10.5.1†	Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

10.6.2†	Form of Restricted Stock Award Agreement under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.7.3†	Revised Form of Restricted Stock Award Agreement under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2017)

Exhibit Number	Description
10.8.1	Akoustis Technologies, Inc. Director Compensation Program, effective September 7, 2020 (incorporated by reference to Exhibit 10.8.1 to the Company's Annual Report on Form 10-K filed with the SEC on September 12, 2022)

10.8.2	Akoustis Technologies Inc. Director Compensation Program, effective August 26, 2022 (incorporated by reference to Exhibit 10.8.2 to the Company's Annual Report on Form 10-K filed with the SEC on September 12, 2022)

10.09	Grant Agreement, dated as of July 24, 2018, by and among Akoustis Technologies, Inc., Akoustis, Inc. and the Town of Canandaigua (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2018)

10.10.1	Akoustis Technologies, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2019)

10.10.2†	Amendment to 2018 Stock Incentive Plan (incorporated by reference to Appendix B of the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, filed September 24, 2019)

10.10.3†	Amendment to 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 14, 2022)

10.10.4†	Form of Restricted Stock Unit Award Agreement under the Akoustis Technologies, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed with the SEC on November 16, 2018)

10.10.5†	Form of Performance-Based Restricted Stock Unit Award Agreement under the Akoustis Technologies, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed with the SEC on November 16, 2018)

10.10.6†	Form of Nonqualified Option Award Agreement under the Akoustis Technologies, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed with the SEC on November 16, 2018)

10.11†	Akoustis Technologies, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2019)

10.12	Registration Rights Agreement, dated as of June 9, 2022, by and among the Company, Akoustis Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2022)

10.13	Separation Agreement & Release, dated as of July 5, 2022, by and between the Company and Rohan Houlden (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the SEC on September 12, 2022)

10.14	Independent Contractor Agreement, dated as of July 5, 2022, by and between the Company and Rohan Houlden (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed with the SEC on September 12, 2022)

10.15	Lease Agreement, dated November 2019, by and between CB Office 10, Ltd. and RFM Integrated Device Inc. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the SEC on September 12, 2022)

10.16*

Lease Agreement, dated January 1, 2023, by and among Saira Haq, Trustee of the Haq Family Trust, and Saira Haq, Trustee of the Non-Exempt Marital Trust dated May 26, 2006, and Grinding and Dicing Services, Inc.

10.17*	Stock Purchase Agreement, dated January 1, 2023, by and among the Company, Akoustis, Inc., Grinding & Dicing Services, Inc. and its stockholders

21.1*	Subsidiaries of the Company

23.1*	Consent of Marcum LLP

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial and Accounting Officer

101*	Interactive Data Files of Financial Statements and Notes.

Exhibit Number	Description
101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
†	Management contract or compensatory plan or arrangement
††	Confidential portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKOUSTIS TECHNOLOGIES, INC.

Dated: September 6, 2023	By:	/s/ Jeffrey B. Shealy
Jeffrey B. Shealy
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey B. Shealy	Chief Executive Officer	September 6, 2023
Jeffrey B. Shealy	(Principal Executive Officer), Director

/s/ Kenneth E. Boller	Chief Financial Officer	September 6, 2023
Kenneth E. Boller	(Principal Financial and Accounting Officer)

/s/ Arthur E. Geiss	Co-Chairman of the Board	September 6, 2023
Arthur E. Geiss

/s/ Jerry D. Neal	Co-Chairman of the Board	September 6, 2023
Jerry D. Neal

/s/ Steven P. DenBaars	Director	September 6, 2023
Steven P. DenBaars

/s/ Jeffrey K. McMahon	Director	September 6, 2023
Jeffrey K. McMahon

/s/ Suzanne B. Rudy	Director	September 6, 2023
Suzanne B. Rudy

/s/ J. Michael McGuire	Director	September 6, 2023
J. Michael McGuire

/s/ Michelle Petock	Director	September 6, 2023
Michelle Petock