Form 10-Q
period 2023-09-30
Akoustis Technologies, Inc.
filed 2023-11-13
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 9, 2023, there were 72,483,715 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

AKOUSTIS TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Akoustis Technologies, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30,	June 30,
	2023	2023
Assets
Assets:
Cash and cash equivalents	$25,787	$43,104
Accounts receivable, net	3,942	4,753
Inventory	6,182	7,548
Other current assets	2,672	4,440
Total current assets	38,583	59,845

Property and equipment, net	58,140	57,826
Goodwill	14,559	14,559
Intangibles, net	14,531	15,241
Operating lease right-of-use asset, net	1,261	1,374
Other assets	73	72
Total Assets	$127,147	$148,917

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$15,124	$17,027
Deferred revenue	312	105
Operating lease liability	460	439
Total current liabilities	15,896	17,571

Long-term Liabilities:
Convertible notes payable, net	41,488	43,347
Operating lease liability	854	976
Promissory note payable	1,000	667
Other long-term liabilities	117	117
Total long-term liabilities	43,459	45,107

Total Liabilities	59,355	62,678
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized (175,000,000 as of 11/2/23); 72,463,465, and 72,154,647 shares issued and outstanding at September 30, 2023 and June 30, 2023, respectively	72	72
Additional paid in capital	358,405	356,522
Accumulated deficit	(290,685)	(270,355)
Total Stockholders’ Equity	67,792	86,239
Total Liabilities and Stockholders’ Equity	$127,147	$148,917

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022
Revenue	$7,002	$5,566

Cost of revenue	8,086	6,453

Gross profit (loss)	(1,084)	(887)

Operating expenses
Research and development	10,346	10,097
General and administrative expenses	10,224	6,982
Total operating expenses	20,570	17,079

Loss from operations	(21,654)	(17,966)

Other (expense) income
Interest (expense) income	(485)	(743)
Other (expense) income	(3)	(14)
Change in fair value of contingent consideration	—	(446)
Change in fair value of derivative liabilities	2,014	21
Total other (expense) income	1,526	(1,182)
Net loss before income taxes	$(20,128)	$(19,148)

Income Taxes	1	(57)

Net Loss	$(20,129)	$(19,091)

Net loss per common share - basic and diluted	$(0.28)	$(0.33)

Weighted average common shares outstanding - basic and diluted	72,306,689	57,154,393

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2023	72,155	$72	$356,522	$(270,355)	$86,239

Cumulative-effect adoption of ASU 2016-13	—	—	—	(201)	(201)

Stock-based compensation	207	—	1,883	—	1,883

ESPP Purchase	101	—	—	—	—

Net loss	—	—	—	(20,129)	(20,129)

Balance, September 30, 2023	72,463	$72	$358,405	$(290,685)	$67,792

			Additional
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2022	57,079	$57	$310,171	$(206,798)	$103,430

Stock-based compensation	262	—	2,348	—	2,348

Net loss	—	—	—	(19,091)	(19,091)

Balance, September 30, 2022	57,341	$57	$312,519	$(225,889)	$86,687

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,129)	$(19,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,017	2,450
Stock-based compensation	1,883	2,348
Amortization of debt discount	155	143
Amortization of operating lease right of use asset	113	97
Change in fair value of derivative liabilities	(2,014)	(21)
Change in fair value of contingent consideration	—	446
Loss on disposal of fixed assets	66	1
Changes in operating assets and liabilities:
Accounts receivable, net	610	817
Inventory	1,366	(431)
Other current assets	1,765	(952)
Accounts payable and accrued expenses	(380)	(569)
Lease liabilities	(101)	(88)
Other long term liabilities	333	(1)
Deferred revenue	208	(138)
Net Cash Used in Operating Activities	(13,108)	(14,989)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property, plant and equipment	(4,209)	(4,832)
Net Cash Used in Investing Activities	(4,209)	(4,832)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(17,317)	(19,821)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	43,104	80,485

Cash, Cash Equivalents and Restricted Cash - End of Period	$25,787	$60,664

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	—	40

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fixed assets included in accounts payable and accrued expenses	850	686

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

Note 2. Liquidity

As of September 30, 2023, the Company had cash and cash equivalents of $25.8 million and working capital of $22.7 million. The Company has historically incurred recurring operating losses and experienced net cash used in operating activities.

The Company expects cash and cash equivalents to be sufficient to fund its operations beyond the next twelve months from the date of filing of this Form 10-Q. These funds will be used to fund the Company’s operations, including capital expenditures, R&D, commercialization of our technology, development of our patent strategy and expansion of our patent portfolio, as well as to provide working capital and funds for other general corporate purposes. Except for the $48.0 million of common stock remaining available to be sold under its ATM Sales Agreement with Oppenheimer& Co. Inc., Craig-Hallum Capital Group LLC, and Roth Capital Partners, LLC, the Company has no commitments or arrangements to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.

If in the future the Company is unable to obtain additional financing in a timely fashion and on acceptable terms when such financing is needed, its financial condition and results of operations may be materially adversely affected and it may not be able to continue operations or execute its stated commercialization plan.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the filing of this Form 10-Q. Operating results for the quarter ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending June 30, 2024 or any future interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on September 6, 2023 (the “2023 Annual Report”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Akoustis, Inc., RFM Integrated Device, Inc. and Grinding & Dicing Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note. 3 Summary of Significant Accounting Policies in the 2023 Annual Report. Since the date of the 2023 Annual Report, there have been no material changes to the Company’s significant accounting policies. The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the accompanying notes thereto. The policies, estimates and assumptions include valuing equity securities, derivative liabilities, deferred taxes and related valuation allowances, contingent consideration, goodwill, intangible assets, revenue recognition, and the fair values of long-lived assets. Actual results could differ from the estimates.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires a current lifetime expected credit loss methodology to be used to measure impairments of accounts receivable and other financial assets. Using this methodology will result in earlier recognition of losses than under the previous incurred loss approach, which requires waiting to recognize a loss until it is probable of being incurred. The Company adopted the standard, which applies to its accounts receivables, in the first quarter of fiscal 2024.

Under this new standard, trade receivables are now evaluated on a collective (pool) basis and aggregated on the basis of similar risk characteristics. These aggregated risk pools will be reassessed at each measurement date. A combination of factors is considered in determining the appropriate estimate of expected credit losses which include broad-based economic indicators as well as customers' financial strength, credit standing, payment history and any historical defaults.

The adoption of this standard using the modified retrospective transition method resulted in a cumulative-effect adjustment to retained earnings of $201 thousand.

Note 4. Revenue Recognition from Contracts with Customers

Disaggregation of Revenue

The Company’s primary revenue streams include fabrication services and product sales across multiple geographic regions, primarily the Americas, Asia and Europe.

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

Product Sales

Product sales revenue consists of sales of RF filters which are sold with contract terms stating that title passes, and the customer takes control, at the time of shipment. Revenue is then recognized when the devices are shipped, and the performance obligation has been satisfied. If devices are sold under contract terms that specify that the customer does not take ownership until the goods are received, revenue is recognized when the customer receives the goods.

The following table summarizes the revenues of the Company’s reportable segments by geographic region for the three months ended September 30, 2023 (in thousands):

	Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
Americas	$2,282	$716	$2,998
Asia	269	3,045	3,314
Europe	103	587	690
Total	$2,654	$4,348	$7,002

The following table summarizes the revenues of the Company’s reportable segments by geographic region for the three months ended September 30, 2022 (in thousands):

	Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
Americas	$706	$913	$1,619
Asia	227	3,075	3,302
Europe	—	635	635
Other	—	10	10
Total	$933	$4,633	$5,566

Performance Obligations

The Company has determined that contracts for product sales revenue and fabrication services revenue involve one performance obligation, which is delivery of the final product.

Contract Balances

The following table summarizes the changes in the opening and closing balances of the Company’s contract asset (included in Other current assets on the Consolidated Balance Sheet) and contract liability (included as Deferred revenue on the Consolidated Balance Sheet) for the first three months of fiscal years 2024 and 2023 (in thousands):

	Contract Assets	Contract Liability
Balance, June 30, 2023	$1,894	$105
Closing, September 30, 2023	720	312
Increase/(Decrease)	$(1,174)	$207

Balance, June 30, 2022	$923	$286
Closing, September 30, 2022	1,661	147
Increase/(Decrease)	$738	$(139)

The Company records a receivable when the title for goods has transferred. Generally, all sales are contract sales (with either an underlying contract or purchase order), resulting in all receivables being contract receivables. When invoicing occurs prior to revenue recognition a contract liability is recorded (as deferred revenue on the Condensed Consolidated Balance Sheets). The amount of revenue recognized in the three months ended September 30, 2023, that was included in the opening contract liability balance was $25 thousand which related to timing of shipments.

Contract assets are recorded when revenue recognized exceeds the amount invoiced. The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The amount of contract assets invoiced in the three months ended September 30, 2023, that was included in the opening contract asset balance was $1.5 million, which primarily related to non-recurring engineering services.

Backlog of Remaining Customer Performance Obligations

Revenue expected to be recognized and recorded as sales during the remainder of this fiscal year from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at September 30, 2023 was $2.4 million. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company's services and their payments to us.

Note 5: Inventory

Inventory consisted of the following as of September 30, 2023 and June 30, 2023 (in thousands):

	September 30, 2023	June 30, 2023
Raw Materials	$1,657	$1,574
Work in Process	1,636	3,741
Finished Goods	2,889	2,233
Total Inventory	$6,182	$7,548

Note 6. Property and Equipment, net

Property and equipment, net consisted of the following as of September 30, 2023 and June 30, 2023 (in thousands):

	Estimated Useful Life	September 30, 2023	June 30, 2023
Land	n/a	$1,000	$1,000
Building and leasehold improvements	*	9,312	9,016
Equipment	2-10 years	73,900	71,151
Computer Equipment & Software	3-5 years	2,799	3,186
Total		87,011	84,335
Less: Accumulated Depreciation		(28,871)	(26,509)
Total		$58,140	$57,826

(*)	Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter. Buildings are amortized on a straight-line basis between 11 and 39 years.

The Company recorded depreciation expense of $2.4 million and $2.1 million for the three months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, equipment with a net book value totaling $7.3 million had not been placed in service and therefore was not depreciated during the period. As of June 30, 2023, fixed assets with a net book value totaling $7.1 million had not been placed in service and therefore was not depreciated during the period.

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

Pro Forma Results

The following unaudited pro forma financial information summarizes the results of operations for three months ended September 30, 2023 and 2022 as if the GDSI acquisition had been completed as of July 1, 2022 (in thousands). The pro forma results were calculated applying the Company’s accounting policies and include the effects of adjustments related to the amortization charges from the acquired intangibles. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisition had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future.

	Three Months Ended September 30,
	2023	2022
	Unaudited Proforma	Unaudited Proforma
Revenues	$7,002	$7,394
Net Loss	$(20,129)	$(18,979)
Net Loss per Share	$(0.28)	$(0.33)

Note 8. Goodwill

We perform an annual test for goodwill impairment during our last fiscal quarter. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

During the three months ended September 30, 2023, we did not identify any events or circumstances that would require an interim goodwill impairment test. We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of September 30, 2023 was $14.6 million.

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2023 and June 30, 2023 (in thousands):

	September 30, 2023	June 30, 2023
Accounts payable	$6,023	$3,979
Accrued salaries and benefits	2,808	4,781
Accrued goods received not invoiced	1,555	3,700
Accrued professional fees	3,579	2,248
Other accrued expenses	1,159	2,319
Totals	$15,124	$17,027

Note 10. Notes Payable

Convertible Senior Notes due 2027

The following table summarizes convertible debt as of September 30, 2023 (in thousands):

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Derivatives	Carrying Value
Long Term convertible notes payable
6.0% convertible senior notes	06/15/2027	6.00%	$4.71	$44,000	$(2,578)	$66	$41,488
Ending Balance as of September 30, 2023				$44,000	$(2,578)	$66	$41,488

The following table summarizes convertible debt as of June 30, 2023 (in thousands):

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Derivatives	Carrying Value
Long Term convertible notes payable
6.0% convertible senior notes	06/15/2027	6.00%	$4.71	$44,000	$(2,733)	$2,080	$43,347
Ending Balance as of June 30, 2023				$44,000	$(2,733)	$2,080	$43,347

Interest expense on the Notes during the three months ended September 30, 2023 included contractual interest of $660 thousand and debt discount amortization of $155 thousand.

GDSI Acquisition Promissory Note

The Company issued a secured promissory note (the “Promissory Note”) in the original principal amount of $4.0 million issued by Akoustis, Inc. to the Sellers’ representative in connection with the Company’s acquisition of GDSI in January 2023. The Sellers’ representative is a current employee of the Company. The Promissory Note does not bear interest, is subject to partial prepayment (reduction of the outstanding principal amount down to $1.3 million) on the second anniversary of the Closing Date, and is payable in full on the third anniversary of the Closing Date. The Purchaser can reduce the principal amount of the Promissory Note (i) to satisfy certain post-closing adjustments to the Transaction purchase price, (ii) to satisfy the Sellers’ indemnification obligations under the Purchase Agreement, and (iii) if GDSI’s President is terminated for cause or due to disability or resigns without good reason prior to maturity the Promissory Note will be cancelled in its entirety. The Promissory Note is secured by certain of the Purchaser’s and GDSI’s assets. In the event of certain events of default, including failure to pay amounts due under the Promissory Note and certain bankruptcy events, the outstanding principal amount of the Promissory Note will become immediately due. The Promissory Note will be recognized on a straight line basis over the term of the Promissory Note as compensation expense. The Company recorded compensation expense totaling $333 thousand for the three months ended September 30, 2023 in “General and administrative expenses” in the Condensed Consolidated Statements of Operations with the associated liability included in “Promissory notes payable” in the Condensed Consolidated Balance Sheets.

Note 11. Concentrations

Customers

Customer concentration as a percentage of revenue for the three months ended September 30, 2023 and 2022 are as follows:

	Three Months 09/30/2023	Three Months 09/30/2022
Customer 1	—	28%
Customer 2	26%	12%
Customer 3	—	11%

Customer concentration as a percentage of accounts receivable for the three months ended September 30, 2023 and 2022 are as follows:

	Three Months 09/30/2023	Three Months 09/30/2022
Customer 1	—	25%
Customer 2	—	13%
Customer 3	11%	13%
Customer 4	10%	—

Vendors

Vendor concentration as a percentage of payments for the three months ended September 30, 2023 and 2022 are as follows:

	Three Months 09/30/2023	Three Months 09/30/2022
Vendor 1	17%	11%
Vendor 2	11%	—

Note 12. Stockholders’ Equity

Equity Incentive Plans

During the three months ended September 30, 2023, the Company granted employees options to purchase an aggregate of approximately 2 thousand shares of common stock. The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following assumptions:

Three Months Ended September 30, 2023
Exercise price	$0.97
Expected term (years)	4.75
Volatility	71%
Risk-free interest rate	4.42%
Dividend yield	0%
Weighted Average Grant Date Fair Value of Options granted during the period	$0.59

During the three months ended September 30, 2023 the Company awarded certain employees and directors grants of an aggregate of approximately 979 thousand restricted stock units (“RSUs”) with a weighted average grant date fair value of $0.95. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest over 4 – 5 years.

During the three months ended September 30, 2023 the Company awarded certain employees grants of an aggregate of approximately 550 thousand restricted stock units with market value appreciation conditions (“MVSUs”) with a weighted average grant date fair value of $1.41. The MVSUs will be expensed over the requisite service period. The terms of the MVSUs include vesting provisions based on continued service. The number of shares of the Company’s common stock earned at vesting is based on the Company’s stock price performance with amounts earned subject to a vesting multiplier ranging from 0% to 200%. If the service criteria are satisfied, the MVSUs will vest over 3 years.

Compensation expense related to our stock-based awards described above was as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Research and Development	$533	$1,168
General and Administrative	1,288	$1,181
Cost of revenue	62	—
Total	$1,883	$2,349

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in thousands):

	As of September 30, 2023
	Unrecognized stock-based compensation	Weighted- average years to be recognized
Options	$1,344	1.90
Restricted stock units	$9,343	2.15

Note 13. Leases

The Company leases office space in Huntersville, NC, Carrollton, TX, San Jose, CA and Taiwan and leases equipment in Canandaigua, NY. Its leases have remaining lease terms of up to five years, some of which include options to extend the leases for up to twenty-four months. Following adoption of ASC 842, lease expense excludes capital area maintenance and property taxes.

The components of lease expense were as follows:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Operating Lease Expense	$156	$102

Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification on the Condensed Consolidated Balance Sheet	September 30, 2023	June 30, 2023
Assets
Operating lease assets	Other non-current assets	$1,261	$1,374

Liabilities
Other current liabilities	Current liabilities	460	439
Operating lease liabilities	Other non-current liabilities	854	976

Weighted Average Remaining Lease Term:
Operating leases		2.77 Years	2.97 Years
Weighted Average Discount Rate:
Operating leases		12.84%	12.77%

The following table outlines the minimum future lease payments for the next five years and thereafter, (in thousands):

For the year ending June 30,
2024	$446
2025	606
2026	374
2027	66
Thereafter	79
Total lease payments (undiscounted cash flows)	1,571

Less imputed interest	(257)
Total	$1,314

Note 14. Commitments and Contingencies

Ontario County Industrial Development Authority Agreement

On February 27, 2018, the Company entered into a Lease and Project Agreement (the “Lease and Project Agreement”) and a Company Lease Agreement (the “Company Lease Agreement” and together with the Lease and Project Agreement, the “Agreements”), each dated as of February 1, 2018, with the Ontario County Industrial Development Agency, a public benefit corporation of the State of New York (the “OCIDA”). Pursuant to the Agreements, the Company will lease for $1.00 annually to the OCIDA an approximately 9.995 acre parcel of land in Canandaigua, New York, together with the improvements thereon (including the Company’s New York fabrication facility), and transfer title to certain related equipment and personal property to the OCIDA (collectively, the “Facility”). The OCIDA will lease the Facility back to the Company for annual rent payments specified in the Lease and Project Agreement for the Company’s primary use as research and development, manufacturing, warehouse and professional office space in its business, and to be subleased, in part, by the Company to various existing tenants. The Company estimates substantial tax savings during the term of the Agreements, which expire on December 31, 2028. In addition, subject to the terms of the Lease and Project Agreement, certain purchases and leases of eligible items will be exempt from the imposition of sales and use taxes. Subject to the terms of the Lease and Project Agreement, the OCIDA has also granted to the Company an exemption from certain mortgage recording taxes for one or more mortgages securing an aggregate principal amount not to exceed $12.0 million, or such greater amount as approved by the OCIDA in its sole and absolute discretion. Benefits totaling approximately $0.4 million provided to the Company through September 2023 pursuant to the terms of the Lease and Project Agreement are subject to claw back over the life of the Agreements upon certain recapture events, including certain events of default.

Litigation, Claims and Assessments

On October 4, 2021, the Company was named as a defendant in a complaint filed by Qorvo, Inc. (“Qorvo”) in the United States District Court for the District of Delaware alleging, among other things, patent infringement, false advertising, false patent marking, and unfair competition. The complaint alleges that the defendants misappropriated proprietary information, made misleading statements about the characteristics of certain of its products, and sold products infringing on certain of the plaintiff ’s patents. The plaintiff seeks an injunction enjoining the Company from the alleged infringement and damages, including punitive and statutory enhanced damages, in an unspecified amount. The Company filed a motion to dismiss all of the claims other than the direct patent infringement claims, but the court permitted the plaintiff to file an amended complaint which the court subsequently determined was sufficient for pleading purposes. The Court denied the Company’s motion in May 2022. The Court held a claims construction hearing in November 2022, issuing its claim construction order on March 15, 2023. On February 8, 2023, Qorvo filed a second amended complaint adding allegations of misappropriation of trade secrets, racketeering activities, and civil conspiracy. The Company continues to develop its defenses and mitigation strategies, and intends to proceed in defending itself vigorously against the claims asserted by Qorvo. However, the Company can provide no assurance as to the outcome of such dispute, and such action may result in judgments against the Company for an injunction, significant damages or other relief, such as future royalty payments to Qorvo or restrictions on certain of the Company’s activities.

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

The Company’s gross unrecognized indirect tax credits totaled $0.1 million as of September 30, 2023 and $0.1 million as of June 30, 2023 and are recorded on the Consolidated Balance Sheet as a long-term liability.

Note 15. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company operates in two segments, Fabrication Services, which consists of engineering review services and backend packaging services, and RF Filters, which consists of amplifier and filter product sales.

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three months ended September 30, 2023 and 2022 are as follows (in thousands):

	Fabrication Services	RF Filters	Total
Three months ended September 30, 2023
Revenue	$2,665	$4,337	$7,002
Cost of revenue	1,547	6,539	8,086
Gross margin	1,118	(2,202)	(1,084)
Research and development	—	10,346	10,346
General and administrative	1,298	8,926	10,224
Income (Loss) from Operations	$(180)	(21,474)	(21,654)

Three months ended September 30, 2022
Revenue	$932	$4,634	$5,566
Cost of revenue	892	5,561	6,453
Gross margin	40	(927)	(887)
Research and development	—	10,097	10,097
General and administrative	—	6,982	6,982
Income (Loss) from Operations	$40	(18,006)	(17,966)

As of September 30, 2023
Accounts receivable, net	$1,093	$2,849	$3,942
Property and equipment, net	2,300	55,840	58,140

As of June 30, 2023
Accounts receivable, net	$1,124	$3,629	$4,753
Property and equipment, net	2,394	55,432	57,826

Note 16. Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three months ended September 30, 2023 and September 30, 2022 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Convertible Notes	9,341,825	9,341,825
Options	3,123,137	3,012,639
Warrants	—	41,103
Total	12,464,962	12,395,567

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

The following table classifies the liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2023:

	Fair value at September 30, 2023	Level 1	Level 2	Level 3
Derivative liabilities	66	—	—	66
Total fair value	$66	$—	$—	$66

The following table classifies the liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2023:

	Fair value at June 30, 2023	Level 1	Level 2	Level 3
Derivative liabilities	2,080	—	—	2,080
Total fair value	$2,080	$—	$—	$2,080

There were no transfers between Level 1, 2, or 3 valuation classifications during the three months ended September 30, 2023.

The following table sets forth a summary of the changes in the fair value of Level 3 contingent consideration that are measured at fair value on a recurring basis:

Fair Value of Embedded Derivatives	September 30, 2023
Beginning balance	$2,080
Change in fair value of convertible note derivatives	(2,014)
Ending balance	$66

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

The fair value of the embedded derivatives in our convertible notes as of September 30, 2023 and June 30, 2023 were valued with the following assumptions:

	September 30, 2023	June 30, 2023
Stock Price	$0.75	$3.18
Volatility of stock price	75%	70%
Risk free interest rate	4.73%	4.32%
Debt yield	41.8%	40.6%
Remaining term (years)	3.7	4.0

Note 18. Subsequent Events

Nasdaq Notification

On October 24, 2023, the Company received notification from the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, stating that the Company did not comply with the minimum $1.00 bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). In accordance with Nasdaq listing rules, the Company has been afforded 180 calendar days (until April 22, 2024) to regain compliance with the Bid Price Requirement (the “Initial Compliance Period”). If the Company does not regain compliance by April 22, 2024, the Company may be eligible for an additional grace period. To qualify, the Company must, as of the final day of the Initial Compliance Period, meet the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on the Capital Market (except the Bid Price Requirement) based on the Company’s most recent public filings and market information and must notify Nasdaq of its intent to cure this deficiency. If the Company meets these requirements, the Nasdaq staff would be expected to grant an additional 180 calendar days for the Company to regain compliance with Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period, all as described in more detail in the Current Report on Form 8-K filed with the SEC on October 27, 2023.

There can be no assurance that we will regain compliance with the Bid Price Requirement by the April 22, 2024 deadline, or that we will be eligible for the second 180 day compliance period. Our inability to regain compliance with the Bid Price Requirement would materially impair our ability to raise capital. Moreover, if we were unable to regain compliance with the Bid Price Requirement, our common stock would likely then trade only in the over-the-counter market and the market liquidity of our common stock could be adversely affected and its market price could decrease. If our common stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

Authorized Share Increase

On November 2, 2023, the Company’s Stockholders approved a Certificate of Amendment (the “Certificate of Amendment”) to its Certificate of Incorporation with the Secretary of State of the State of Delaware for the purpose of increasing the number of authorized shares of Common Stock, from 125,000,000 shares to 175,000,000 shares. The Certificate of Amendment became effective on November 2, 2023 upon filing with the Secretary of State.

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

Forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which are beyond our control. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our limited operating history; our inability to generate revenues or achieve profitability; the impact of the COVID-19 pandemic, Russian-Ukrainian conflict and other sources of volatility on our operations, financial condition and the worldwide economy, including our ability to access the capital markets; increases in prices for raw materials, labor, and fuel caused by rising inflation; our inability to obtain adequate financing and sustain our status as a going concern; the results of our research and development (“R&D”) activities; our inability to achieve acceptance of our products in the market; general economic conditions, including upturns and downturns in the industry; existing or increased competition; our inability to successfully scale our New York wafer fabrication facility and related operations while maintaining quality control and assurance and avoiding delays in output; contracting with customers and other parties with greater bargaining power and agreeing to terms and conditions that may adversely affect our business; the possibility that the anticipated benefits from our business acquisitions (including the acquisition of RFM Integrated Device, Inc. (“RFMi”) and Grinding and Dicing Services, Inc. (“GDSI”)) will not be realized in full or at all or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of acquired businesses’ (including RFMi’s and GDSI’s) operations will be greater than expected and the possibility of disruptions to our business during integration efforts and strain on management time and resources; risks related to doing business in foreign countries, including rising tensions between the United States and China; any cybersecurity breaches or other disruptions compromising our proprietary information and exposing us to liability; our limited number of patents; failure to obtain, maintain, and enforce our intellectual property rights; claims of infringement, misappropriation or misuse of third party intellectual property, including the lawsuit filed by Qorvo, Inc. in October 2021, that, regardless of merit, could result in significant expense and negatively impact our business results; our inability to attract and retain qualified personnel; the outcome of current and any future litigation; our reliance on third parties to complete certain processes in connection with the manufacture of our products; product quality and defects; our inability to successfully manufacture, market and sell products based on our technologies; our ability to meet the required specifications of customers and achieve qualification of our products for commercial manufacturing in a timely manner; our failure to innovate or adapt to new or emerging technologies, including in relation to our competitors; our failure to comply with regulatory requirements; stock volatility and illiquidity; our failure to implement our business plans or strategies; our failure to maintain effective internal control over financial reporting; our failure to obtain or maintain a Trusted Foundry accreditation or our New York fabrication facility; and shortages in supplies needed to manufacture our products, or needed by our customers to manufacture devices incorporating our products.

These and other risks and uncertainties, which are described in more detail in Part II, Item 1A. “Risk Factors” of this report and in our Annual Report on Form 10-K, filed with the SEC on September 6, 2023 (the “2023 Annual Report”), could cause our actual results to differ materially from those expressed or implied by the forward-looking statements in this report. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them. Except as may be required by law, we do not undertake any obligation to update the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

Overview

Akoustis® is an emerging commercial product company focused on developing, designing, and manufacturing innovative RF filter solutions for the wireless industry, including for products such as smartphones and tablets, network infrastructure equipment, Wi-Fi Customer Premise Equipment (“CPE”) and defense applications. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RF front-end (“RFFE”). Located between the device’s antenna and its digital backend, the RFFE is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. We have developed a proprietary microelectromechanical system (“MEMS”) based bulk acoustic wave (“BAW”) technology and a unique manufacturing process flow, called “XBAW®”, for our filters produced for use in RFFE modules. Our XBAW® filters incorporate optimized high purity piezoelectric materials for high power, high frequency and wide bandwidth operation. We are developing RF filters for 5G, Wi-Fi and defense bands using our proprietary resonator device models and product design kits (PDKs). As we qualify our RF filter products, we are engaging with target customers to evaluate our filter solutions. Our initial designs target UHB, sub 7 GHz 5G, Wi-Fi and defense bands. We expect our filter solutions will address problems (such as loss, bandwidth, power handling, and isolation) created by the growing number of frequency bands in the RFFE of mobile devices, infrastructure and premise equipment to support 5G, and Wi-Fi. We have prototyped, sampled and begun commercial shipment of our single-band low loss BAW filter designs for 5G frequency bands and 5 GHz and 6 GHz Wi-Fi bands which are suited to competitive BAW solutions and historically cannot be addressed with low-band, lower power handling surface acoustic wave (“SAW”) technology. Additionally, through our wholly owned subsidiary, RFMi, we operate a fabless business whereby we make sales of complementary SAW resonators, RF filters, crystal (“Xtal”) resonators and oscillators, and ceramic products—addressing opportunities in multiple end markets, such as automotive and industrial applications. We also offer back end semiconductor supply chain services through our wholly owned subsidiary, GDSI, which we acquired in January 2023.

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

Intellectual Property. As of October 31, 2023, our IP portfolio included 105 patents, including a blocking patent that we have licensed from Cornell University. Additionally, as of October 31, 2023, we have 107 pending patent applications. These patents cover our XBAW® RF filter technology from raw materials through the system architectures. Given the significance of the Company’s intellectual property to its business, the Company enforces its intellectual property rights and protects its patent portfolio, which may include filing lawsuits against companies that the Company believes are infringing upon its patents. The Company considers protecting its intellectual property rights to be central to its business model and competitive position in the RF filter industry.

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

Recent Legislation

On August 9, 2022, President Biden signed into law the CHIPS and Science Act of 2022, which appropriates funds to support the construction of semiconductor plants in the United States and advancement of United States semiconductor research and development. The Company is seeking to expand its domestic manufacturing footprint including both semiconductors and advanced packaging at our NY campus under the DoC Chips for America program. We are currently awaiting feedback on our pre-application from the DoC and we expect to file a final application in calendar year 2024.

Recent Developments

On July 20, 2023, we announced that we had shipped two new BAW filters using the XBAW® foundry process to a 5G mobile and Wi-Fi router RF front-end module customer.

On July 27, 2023, we introduced a new, advanced, single-crystal AlScN on Si wafer XBAW® technology.

On August 17, 2023, we announced that we had shipped samples of a new advanced single-crystal XBAW® filter solution to a tier-1 enterprise-class Wi-Fi access point customer.

On September 29, 2023, we announced that we had started sampling new Wi-Fi 6E and Wi-Fi 7 coexistence filter solution, covering the stringent rejection requirements of U-NII 1-3 bands.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2023 Annual Report.

Results of Operations

Three Months Ended September 30, 2023 and 2022

Revenue

The Company recorded revenue of $7.0 million for the three months ended September 30, 2023 as compared to $5.6 million for the three months ended September 30, 2022. The increase of $1.4 million was primarily due to an increase in fabrication service revenue by $1.7 million or 182%, which includes revenue from sales of GDSI services.

Cost of Revenue

Cost of revenue includes direct labor, material, net realizable value (NRV) adjustments, and facility costs primarily associated with manufacturing of filter products and engineering services. The Company recorded cost of revenue of $8.1 million for the three months ended September 30, 2023 as compared to $6.5 million for the three months ended September 30, 2022. The $1.6 million increase is primarily due to costs associated with RF product revenue which increased by $1.0 million as well as costs associated with fabrication services revenue which increased by $0.7 million, and includes cost of revenue from sales of GDSI services.

Research and Development Expenses

R&D expenses were $10.3 million for the three months ended September 30, 2023, as compared to $10.1 million for the three months ended September 30, 2022, an increase of $0.3 million or 2.6%. Personnel costs, including stock-based compensation, were $4.8 million compared to $5.3 million in the prior year period, a decrease of $0.5 million or 9.0%. Facility costs, including depreciation, of $2.9 million primarily associated with the NY Facility were $0.6 million higher than the prior period. Lastly, R&D material costs were $0.2 million higher than the prior period.

General and Administrative Expense

General and administrative (“G&A”) expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the three months ended September 30, 2023 were $10.2 million, which is an increase of $3.2 million compared to the $7.0 million for the three months ended September 30, 2022. Year-over-year changes within G&A expenses include an increase in employee compensation (including stock-based compensation) of $0.7 million as well as increased general expenses of $2.3 million, primarily professional fees and intangible amortization.

Other (Expense)/Income

Other income for the three months ended September 30, 2023 was $1.5 million, compared to other expense of $1.2 million for the three months ended September 30, 2022. The income increase of $2.7 million was comprised of a gain related to the change in fair value of derivative liabilities of $2.0 million and a gain in the fair value of contingent consideration of $0.4 million.

Net Loss

The Company recorded a net loss of $20.1 million for the three months ended September 30, 2023, compared to a net loss of $19.1 million for the three months ended September 30, 2022. The period-over-period incremental loss of $1.0 million, or 5.2%, was primarily driven by an increase in cost of revenue of $1.6 million, an increase in G&A expenses and R&D expenses of $3.5 million. These expense increases were partially offset by a revenue increase of $1.4 million and an increase in other income of $2.7 million.

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

The Company has incurred losses and negative cash flow from operations since inception. Our operations thus far have been funded primarily with sales of equity and debt securities, as well as contract research and government grants, foundry services and engineering services. As a result of recent cost savings initiatives, we expect the operating expenditures supporting the future growth of our manufacturing capabilities and expansion of our product offerings to decrease, along with decreases in research and development and headcount costs to support this growth. We believe we currently have sufficient resources to fund operations and planned investments for at least the next twelve months. However, until we are able to generate sufficient cash flow from operations to achieve and maintain profitability and meet our obligations as they come due, we may need to raise additional capital to support our business. In January 2023, we completed a public offering of our common stock raising $32.0 million in net proceeds. Also in January 2023, approximately $13.9 million in cash was paid to the sellers in the GDSI acquisition as mentioned in Footnote 7. Additionally, the Company estimates that approximately $1.1 million of additional cash is needed to complete construction in progress assets that are currently not in service. We have access to an at-the-market offering program pursuant to which we may sell up to $50.0 million of Common Stock. As of the date of this Quarterly Report, the Company had sold $2.0 million of Common Stock under such at-the-market offering program and previously announced that it was suspending sales under the at-the-market offering program. If, in the future, the Company determines to resume sales under the at-the-market offering program, it intends to notify investors by the filing of a Current Report on Form 8-K or other public announcement.

Balance Sheet and Working Capital

The Company had $25.8 million of cash and cash equivalents on hand as of September 30, 2023, which reflects a decrease of $17.3 million compared to $43.1 million as of June 30, 2023. The decrease is primarily due to cash used in operations of $13.1 million and cash used for investing activities of $4.2 million. The Company estimates that cash on hand will be sufficient to fund its operations, including current capital expense commitments, beyond the next twelve months from the date of filing of this Form 10-Q. However, the Company has historically incurred recurring operating losses and will continue to do so until it generates sufficient revenues from operations; as a result, we may need to obtain additional capital through the sale of additional equity securities, debt, or otherwise, to fund operations past that date. There is no assurance that the Company’s projections and estimates are accurate. The Company is actively managing and controlling the Company’s cash outflows to mitigate liquidity risks.

September 30, 2023 compared to June 30, 2023

As of September 30, 2023, the Company had current assets of $38.6 million, made up primarily of cash on hand of $25.8 million. As of June 30, 2023, current assets were $59.8 million comprised primarily of cash on hand of $43.1 million.

Property, Plant and Equipment was $58.1 million as of September 30, 2023 as compared to a balance of $57.8 million as of June 30, 2023.

Total assets as of September 30, 2023 and June 30, 2023 were $127.1 million and $148.9 million, respectively.

Current liabilities as of September 30, 2023 and June 30, 2023 were $15.9 million and $17.6 million, respectively.

Long-term liabilities totaled $43.4 million as of September 30, 2023, compared to $45.1 million as of June 30, 2023.

Equity was $67.8 million as of September 30, 2023, compared to $86.2 million as of June 30, 2023, a decrease of $18.4 million, or 21%. This decrease was primarily due to the net loss for the three months ended September 30, 2023 of $20.1 million which was partially offset by the increase in additional paid-in-capital (“APIC”) of $1.9 million. The increase in APIC was primarily due to common stock issued for services.

Cash Flow Analysis

Operating activities used cash of $13.1 million during the three months ended September 30, 2023 and $15.0 million during the comparative period ended September 30, 2022.

Investing activities used cash of $4.2 million for the three months ended September 30, 2023 compared to $4.8 million for the comparative period ended September 30, 2022. Investing activities for the three months ended September 30, 2023 consisted of purchases of property, plant and equipment.

There were no financing activities during the three months ended September 30, 2023 or in the comparative period.

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

As of September 30, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the risk factor set forth below and the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Except as disclosed below, there have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2023 Annual Report.

Our failure to meet the minimum bid price for continued listing on The Nasdaq Capital Market could adversely affect our ability to publicly or privately sell equity securities and the liquidity of our common stock.

On October 24, 2023, we received notification from the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, stating that the Company did not comply with the minimum $1.00 bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). In accordance with Nasdaq listing rules, the Company has been afforded 180 calendar days (until April 22, 2024) to regain compliance with the Bid Price Requirement (the “Initial Compliance Period”). To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this additional 180-day period, all as described in more detail in the Current Report on Form 8-K filed with the SEC on October 27, 2023. If the Company does not regain compliance by April 22, 2024, the Company may be eligible for an additional grace period. To qualify, the Company must, as of the final day of the Initial Compliance Period, meet the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on the Capital Market (except the Bid Price Requirement) based on the Company’s most recent public filings and market information and must notify Nasdaq of its intent to cure this deficiency. If the Company meets these requirements, the Nasdaq staff would be expected to grant an additional 180 calendar days for the Company to regain compliance with Bid Price Requirement.

The closing price of our common stock was $0.56 on November 7, 2023. There can be no assurance that we will regain compliance with the Bid Price Requirement by the April 22, 2024 deadline, or that we will be eligible for the second 180 day compliance period. Our inability to regain compliance with the Bid Price Requirement would materially impair our ability to raise capital. Moreover, if we were unable to regain compliance with the Bid Price Requirement, our common stock would likely then trade only in the over-the-counter market and the market liquidity of our common stock could be adversely affected and its market price could decrease. If our common stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Other than any sales previously reported in the Company’s Current Reports on Form 8-K, the Company did not sell any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

The exhibits in the Exhibit Index below are filed or furnished, as applicable, as part of this report.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Conversion of the Company, as filed with the Nevada Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.2	Certificate of Conversion of the Company, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.3	Certificate of Incorporation, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.4	Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on November 4, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2019)

3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020)

10.1*†	Second Amendment to the Employment Agreement, dated as of June 15, 2015 and amended as of September 26, 2023, by and between the Company and Jeffrey B. Shealy

10.2*†	First Amendment to the Offer Letter from the Company to David M. Aichele, dated May 12, 2017 and amended as of August 7, 2022

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

101*	Interactive Data Files of Financial Statements and Notes

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2023	Akoustis Technologies, Inc.

	By:	/s/ Kenneth E. Boller
Kenneth E. Boller
Chief Financial Officer
(Principal Financial and Accounting Officer)