Form 10-Q
period 2023-12-31
Akoustis Technologies, Inc.
filed 2024-02-13
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

As of February 9, 2024, there were 98,602,957 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

AKOUSTIS TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Akoustis Technologies, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	June 30,
	2023	2023
Assets
Assets:
Cash and cash equivalents	$12,875	$43,104
Accounts receivable, net	4,808	4,753
Inventory	5,476	7,548
Other current assets	2,859	4,440
Total current assets	26,018	59,845

Property and equipment, net	56,198	57,826
Goodwill	14,559	14,559
Intangibles, net	13,876	15,241
Operating lease right-of-use asset, net	1,158	1,374
Other assets	74	72
Total Assets	$111,883	$148,917

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$13,748	$17,027
Deferred revenue	56	105
Operating lease liability	478	439
Total current liabilities	14,282	17,571

Long-term Liabilities:
Convertible notes payable, net	41,653	43,347
Promissory notes payable	1,333	667
Operating lease liability	729	976
Other long-term liabilities	117	117
Total Long-Term liabilities	43,832	45,107

Total Liabilities	58,114	62,678
Commitments and Contingencies (Note 14)

Stockholders’ Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 175,000,000 shares authorized; 75,435,479, and 72,154,647 shares issued and outstanding at December 31, 2023 and June 30, 2023, respectively	75	72
Additional paid in capital	360,090	356,522
Accumulated deficit	(306,396)	(270,355)
Total Stockholders’ Equity	53,769	86,239
Total Liabilities and Stockholders’ Equity	$111,883	$148,917

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended December 31, 2023	For the Three Months Ended December 31, 2022	For the Six Months Ended December 31, 2023	For the Six Months Ended December 31, 2022
Revenue	$7,017	$5,865	$14,019	$11,432

Cost of revenue	6,336	5,274	14,422	11,727

Gross profit (loss)	681	591	(403)	(295)

Operating expenses
Research and development	6,411	7,645	16,758	17,730
General and administrative expenses	9,294	5,838	19,518	12,833
Total operating expenses	15,705	13,483	36,276	30,563

Loss from operations	(15,024)	(12,892)	(36,679)	(30,858)

Other (expense) income
Interest (expense) income	(679)	(702)	(1,164)	(1,445)
Other (expense) income	1	5	—	(9)
Change in fair value of contingent consideration	—	1,616	—	1,170
Change in fair value of derivative liabilities	(7)	818	2,006	839
Total other (expense) income	(685)	1,737	842	555
Net loss before income taxes	$(15,709)	$(11,155)	$(35,837)	$(30,303)

Income Taxes	2	1	3	(56)

Net Loss	$(15,711)	$(11,156)	$(35,840)	$(30,247)

Net loss per common share - basic and diluted	$(0.21)	$(0.19)	$(0.49)	$(0.53)

Weighted average common shares outstanding - basic and diluted	73,084,663	57,583,844	72,695,676	57,369,118

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	For the Three Months Ended December 31, 2023
	Common Stock		Additional Paid In	Accumulated	Total
	Shares	Par Value	Capital	Deficit	Equity

Balance, September 30, 2023	72,463	$72	$358,405	$(290,685)	$67,792

Stock-based compensation	488	1	315	—	316

ESPP Purchase	108	—	52	—	52

Common stock issued in payment of note interest	2,376	2	1,318	—	1,320

Net loss	—	—	—	(15,711)	(15,711)

Balance, December 31, 2023	75,435	$75	$360,090	$(306,396)	$53,769

	For the Three Months Ended December 31, 2022
	Common Stock		Additional Paid In	Accumulated	Total
	Shares	Par Value	Capital	Deficit	Equity

Balance, September 30, 2022	57,341	$57	$312,519	$(225,889)	$86,687

Stock-based compensation	329	1	1,894	—	1,895

ESPP purchases	89	—	288	—	288

Common stock issued in payment of note interest	402	—	1,364	—	1,364

Net loss	—	—	—	(11,156)	(11,156)

Balance, December 31, 2022	58,161	$58	$316,065	$(237,045)	$79,078

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	For the Six Months Ended December 31, 2023
	Common Stock		Additional Paid In	Accumulated	Total
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2023	72,155	$72	$356,522	$(270,355)	$86,239

Cumulative-effect adoption of ASU 2016-13	—	—	—	(201)	(201)

Stock-based compensation	695	1	2,198	—	2,199

ESPP Purchase	209	—	52	—	52

Common stock issued in payment of note interest	2,376	2	1,318	—	1,320

Net loss	—	—	—	(35,840)	(35,840)

Balance, December 31, 2023	75,435	$75	$360,090	$(306,396)	$53,769

	For the Six Months Ended December 31, 2022
	Common Stock		Additional Paid In	Accumulated	Total
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2022	57,079	$57	$310,171	$(206,798)	$103,429

Stock-based compensation	591	1	4,243	—	4,244

ESPP purchases	89	—	288	—	288

Common stock issued in payment of note interest	402	—	1,364	—	1,364

Net loss	—	—	—	(30,247)	(30,247)

Balance, December 31, 2022	58,161	$58	$316,065	$(237,045)	$79,078

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,840)	$(30,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,235	5,092
Stock-based compensation	2,199	4,244
Amortization of debt discount	312	290
Amortization of operating lease right of use asset	216	171
Non-cash interest payments	1,320	1,364
Change in fair value of derivative liabilities	(2,006)	(839)
Change in fair value of contingent consideration	—	(1,170)
(Gain) Loss on disposal of fixed assets & intangibles	268	16
Changes in operating assets and liabilities:
Accounts receivable	(256)	622
Inventory	2,072	(1,713)
Other current assets	1,581	(1,200)
Accounts payable and accrued expenses	(957)	(2,469)
Lease liabilities	(209)	(155)
Other long term liabilities	667	—
Deferred revenue	(49)	(226)
Net Cash Used in Operating Activities	(24,447)	(26,220)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property, plant and equipment	(5,834)	(7,985)
Net Cash Used in Investing Activities	(5,834)	(7,985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	52	289
Net Cash Provided by Financing Activities	52	289

Net Increase (Decrease) in Cash and Cash Equivalents	(30,229)	(33,916)

Cash and Cash Equivalents - Beginning of Period	43,104	80,485

Cash and Cash Equivalents - End of Period	$12,875	$46,569

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	—	40

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fixed assets included in accounts payable and accrued expenses	(2,322)	100
Cumulative-effect adoption of ASU 2016-13	(201)	—
Operating lease right-of-use asset, net	—	133
Operating lease liability	—	(133)
Common stock issued in payment of interest	1,320	1,364

See accompanying notes to the condensed consolidated financial statements

AKOUSTIS TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Organization

Akoustis Technologies, Inc. (the “Company”) was incorporated on April 10, 2013 and effective December 15, 2016, the Company changed its state of incorporation to the State of Delaware. Through its wholly-owned subsidiary, Akoustis, Inc. (a Delaware corporation), the Company, headquartered in Huntersville, North Carolina, is focused on developing, designing, and manufacturing innovative radio frequency (“RF”) filter products for the wireless industry, including for products such as smartphones and tablets, cellular infrastructure equipment, Wi-Fi Customer Premise Equipment (“CPE”), and military and defense communication applications. Located between the device’s antenna and its digital backend, the RF front-end (“RFFE”) is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. To construct the resonator devices that are the building blocks for its RF filters, the Company has developed a family of novel, high purity acoustic piezoelectric materials as well as a unique microelectromechanical system (“MEMS”) wafer semiconductor process, collectively referred to as XBAW® technology. The Company leverages its integrated device manufacturing (“IDM”) business model to develop and sell high performance RF filters using its XBAW® technology. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RFFE. Additionally, through RFM Integrated Device, Inc. (“RFMi”), a wholly-owned subsidiary of Akoustis, Inc., the Company makes sales of complementary surface acoustic wave (“SAW”) resonators, RF filters, crystal (Xtal) resonators and oscillators, and ceramic products branded as “RFMi” products. We also offer back-end semiconductor supply chain services through our wholly owned subsidiary, Grinding & Dicing Services, Inc., which we acquired in January 2023.

Note 2. Liquidity

As of December 31, 2023, the Company had cash and cash equivalents of $12.9 million and working capital of $11.7 million.

The Company’s short-term and long-term liquidity requirements primarily arise from funding (i) research and development expenses, (ii) G&A expenses including salaries, bonuses, and commissions, (iii) working capital requirements, (iv) business acquisitions and investments we may make from time to time, and (v) interest and principal payments related to our $44.0 million aggregate principal amount of outstanding convertible notes and $4.0 million promissory note..

The Company has incurred losses and negative cash flow from operations since inception. Our operations thus far have been funded primarily with sales of equity and debt securities, as well as contract research and government grants, revenue with customers, foundry services and engineering services. In November 2023, we announced that we had undertaken significant expense reductions and cost-saving measures to reduce our operating cash flow burn. As a result of these cost-savings initiatives, the operating expenditures supporting the future growth of our manufacturing capabilities and expansion of our product offerings have decreased, along with decreases in research and development and headcount costs. Additionally, the Company estimates that approximately $1.6 million of additional cash is needed to complete construction in progress assets that are currently not in service, which construction has been paused as part of these cost-savings initiatives. The Company is actively managing and controlling its cash outflows to mitigate liquidity risks.

We are experiencing financial and operating challenges. Although we believe we currently have sufficient resources to fund operations and planned investments for at least the next twelve months from the date of filing this report, there is no assurance that the Company’s projections and estimates are accurate. Until we are able to generate sufficient cash flow from operations to achieve and maintain profitability and meet our obligations as they come due, we will need to raise significant additional capital to sustain our business through, among other means, public or private equity offerings (including sales of our common stock under our at-the-market equity offering program), debt financings, real estate- or equipment-based financing arrangements, corporate collaborations and/or licensing arrangements. In January 2024, we completed a public offering of our common stock raising $10.4 million in net proceeds.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the filing of this Form 10-Q. Operating results for the quarter ended December 31, 2023 are not necessarily indicative of the results that may be expected for the year ending June 30, 2024 or any future interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on September 6, 2023 (the “2023 Annual Report”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of December 31, 2023, Akoustis, Inc., RFM Integrated Device, Inc., and Grinding & Dicing Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires a current lifetime expected credit loss methodology to be used to measure impairments of accounts receivable and other financial assets. Using this methodology will result in earlier recognition of losses than under the previous incurred loss approach, which requires waiting to recognize a loss until it is probable of being incurred. The Company adopted the standard, which applies to its accounts receivables, in the first quarter of fiscal 2024.

Under this new standard, trade receivables are now evaluated on a collective (pool) basis and aggregated on the basis of similar risk characteristics. These aggregated risk pools will be reassessed at each measurement date. A combination of factors is considered in determining the appropriate estimate of expected credit losses which include broad-based economic indicators as well as customers’ financial strength, credit standing, payment history and any historical defaults.

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

The following table summarizes the revenues of the Company’s reportable segments by geographic region for the three months ended December 31, 2023 (in thousands):

	Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
Americas	$3,151	$166	$3,317
Asia	134	2,628	2,762
Europe	13	925	938
Total	$3,298	$3,719	$7,017

The following table summarizes the revenues of the Company’s reportable segments by geographic region for the six months ended December 31, 2023 (in thousands):

	Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
Americas	$5,435	$882	$6,317
Asia	403	5,665	6,068
Europe	122	1,512	1,634
Total	$5,960	$8,059	$14,019

The following table summarizes the revenues of the Company’s reportable segments by geographic region for the three months ended December 31, 2022 (in thousands):

	Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
Americas	$1,143	$1,223	$2,366
Asia	748	1,759	2,507
Europe	—	992	992
Total	$1,891	$3,974	$5,865

The following table summarizes the revenues of the Company’s reportable segments by geographic region for the six months ended December 31, 2022 (in thousands):

	Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
Americas	$1,849	$2,136	$3,985
Asia	975	4,834	5,809
Europe	—	1,628	1,628
Other	—	10	10
Total	$2,824	$8,608	$11,432

Performance Obligations

The Company has determined that contracts for product sales revenue and fabrication services revenue involve one performance obligation, which is delivery of the final product.

Contract Balances

The following table summarizes the changes in the opening and closing balances of the Company’s contract asset (included in Other current assets on the Consolidated Balance Sheet) and contract liability (included as Deferred revenue on the Consolidated Balance Sheet) for the first six months of fiscal years 2024 and 2023 (in thousands):

	Contract Assets	Contract Liability
Balance, June 30, 2023	$1,894	$70
Closing, December 31, 2023	1,253	56
Increase/(Decrease)	$(641)	$(14)

Balance, June 30, 2022	$923	$286
Closing, December 31, 2022	2,334	60
Increase/(Decrease)	$1,411	$(226)

The Company records a receivable when the title for goods has transferred. Generally, all sales are contract sales (with either an underlying contract or purchase order), resulting in all receivables being contract receivables. When invoicing occurs prior to revenue recognition a contract liability is recorded (as deferred revenue on the Condensed Consolidated Balance Sheets). The amount of revenue recognized in the six months ended December 31, 2023, that was included in the opening contract liability balance was $70 thousand which related to timing of shipments.

Contract assets are recorded when revenue recognized exceeds the amount invoiced. The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The amount of contract assets invoiced in the six months ended December 31, 2023, that was included in the opening contract asset balance was $1.8 million, which primarily related to non-recurring engineering services.

Backlog of Remaining Customer Performance Obligations

As of December 31, 2023, the Company had partially unsatisfied performance obligations related to contracts with an original expected duration of greater than one year. Revenue expected to be recognized from these performance obligations was $1.7 million as of December 31, 2023. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us.

Note 5: Inventory

Inventory, net of reserves, consisted of the following as of December 31, 2023 and June 30, 2023 (in thousands):

	December 31, 2023	June 30, 2023
Raw Materials	$1,736	$1,574
Work in Process	1,289	3,741
Finished Goods	2,451	2,233
Total Inventory	$5,476	$7,548

Note 6. Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2023 and June 30, 2023 (in thousands):

	Estimated Useful Life	December 31, 2023	June 30, 2023
Land	n/a	$1,000	$1,000
Building and leasehold improvements	*	9,399	9,016
Equipment	2-10 years	74,437	71,151
Computer Equipment & Software	3-5 years	2,795	3,168
Total		87,631	84,335
Less: Accumulated Depreciation		(31,433)	(26,509)
Total		$56,198	$57,826

(*)	Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter. Buildings are amortized on a straight-line basis between 11 and 39 years.

The Company recorded depreciation expense of $2.6 million and $2.3 million for the three months ended December 31, 2023 and 2022, respectively. The Company recorded depreciation expense of $4.9 million and $4.4 million for the six months ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, equipment with a net book value totaling $7.4 million had not been placed in service and therefore was not depreciated during the period. As of June 30, 2023, fixed assets with a net book value totaling $7.1 million had not been placed in service and therefore was not depreciated during the period.

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

The total consideration paid to the Sellers at closing of the Transaction consisted of $13.9 million in cash and approximately $1.7 million of shares of the Company’s common stock. In addition, the Company issued a secured promissory note (the “Promissory Note”) in the original principal amount of $4.0 million issued by the Purchaser to the Sellers’ representative with the terms described under 10. Notes Payable below.

Pro Forma Results

The following unaudited pro forma financial information summarizes the results of operations for the three and six months ended December 31, 2023 and 2022 as if the GDSI acquisition had been completed as of July 1, 2022 (in thousands). The pro forma results were calculated applying the Company’s accounting policies and include the effects of adjustments related to the amortization charges from the acquired intangibles. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisition had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future.

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	Unaudited Proforma	Unaudited Proforma	Unaudited Proforma	Unaudited Proforma
Revenues	$7,017	$7,619	$14,019	$15,012
Net Loss	$(15,711)	$(11,068)	$(35,840)	$(30,047)
Net Loss per Share	$(0.21)	$(0.19)	$(0.49)	$(0.52)

Note 8. Goodwill

The Company performs an annual test for goodwill impairment during its last fiscal quarter. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

During the second quarter ended December 31, 2023, the Company observed continuing declines in its stock price (with increases and decreases throughout the fiscal year) from a high of $3.20 on July 3, 2023 to a low of $0.48 on October 30, 2023, which led it to conclude that a triggering event had occurred and therefore the Company performed a quantitative test for its two reporting units. Based on the results of the impairment analyses, the Company concluded that the fair values of the reporting units exceed their respective carrying values; therefore, there was no goodwill impairment. However, for the RF Filter reporting unit, the fair value of the reporting unit exceeded its carrying value by less than 10%, indicating that the goodwill of this reporting unit may be at risk of impairment.

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31, 2023 and June 30, 2023 (in thousands):

	December 31, 2023	June 30, 2023
Accounts payable	$3,187	$3,979
Accrued salaries and benefits	2,534	4,781
Accrued goods received not invoiced	1,250	3,700
Accrued professional fees	6,279	2,248
Other accrued expenses	498	2,319
Totals	$13,748	$17,027

Note 10. Notes Payable

Convertible Senior Notes due 2027

The following table summarizes convertible debt as of December 31, 2023 (in thousands):

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Derivatives	Carrying Value
Long Term convertible notes payable
6.0% convertible senior notes	06/15/2027	6.00%	$4.71	$44,000	$(2,421)	$74	$41,653
Ending Balance as of December 31, 2023				$44,000	$(2,421)	$74	$41,653

The following table summarizes convertible debt as of June 30, 2023 (in thousands):

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Derivatives	Carrying Value
Long Term convertible notes payable
6.0% convertible senior notes	06/15/2027	6.00%	$4.71	$44,000	$(2,733)	$2,080	$43,347
Ending Balance as of June 30, 2023				$44,000	$(2,733)	$2,080	$43,347

Interest expense on the Convertible Notes during the three months ended December 31, 2023 included contractual interest of $660 thousand and debt discount amortization of $158 thousand. Interest expense on the Convertible Notes during the six months ended December 31, 2023 included contractual interest of $1,320 thousand and debt discount amortization of $312 thousand.

Promissory Note

The Company issued a secured promissory note (the “Promissory Note”) in the original principal amount of $4.0 million issued by Akoustis, Inc. to the Sellers’ representative in connection with the Company’s acquisition of GDSI in January 2023. The Sellers’ representative is a current employee of the Company. The Promissory Note does not bear interest, is subject to partial prepayment (reduction of the outstanding principal amount down to $1.3 million) on the second anniversary of the Closing Date, and is payable in full on the third anniversary of the Closing Date. The Purchaser can reduce the principal amount of the Promissory Note (i) to satisfy the Sellers’ indemnification obligations under the Purchase Agreement, and (ii) if GDSI’s President is terminated for cause or due to disability or resigns without good reason prior to maturity the Promissory Note will be cancelled in its entirety. The Promissory Note is secured by certain of the Purchaser’s and GDSI’s assets. In the event of certain events of default, including failure to pay amounts due under the Promissory Note and certain bankruptcy events, the outstanding principal amount of the Promissory Note will become immediately due. The Promissory Note will be recognized on a straight line basis over the term of the Promissory Note as compensation expense. The Company recorded compensation expense totaling $333 thousand and $667 thousand for the three and six months, respectively, ended December 31, 2023 in “General and administrative expenses” in the Condensed Consolidated Statements of Operations with the associated liability included in “Promissory notes payable” in the Condensed Consolidated Balance Sheets.

Note 11. Concentrations

Customers

Customer concentration as a percentage of revenue for the three months ended December 31, 2023 and 2022 are as follows:

	Three Months 12/31/2023	Three Months 12/31/2022
Customer 1	—	15%
Customer 2	—	12%
Customer 3	—	12%
Customer 4	17%	—
Customer 5	13%	—

Customer concentration as a percentage of revenue for the six months ended December 31, 2023 and 2022 are as follows:

	Six Months 12/31/2023	Six Months 12/31/2022
Customer 1	—	21%
Customer 2	—	10%
Customer 3	—	10%
Customer 4	21%	—

Customer concentration as a percentage of accounts receivable at December 31, 2023 and June 30, 2023 are as follows:

	December 31, 2023	June 30, 2023
Customer 1	23%	21%
Customer 2	—	15%
Customer 3	10%	—

Vendors

Vendor concentration as a percentage of purchases for the three months ended December 31, 2023 and 2022 are as follows:

	Three Months 12/31/2023	Three Months 12/31/2022
Vendor 1	20%	—

Vendor concentration as a percentage of purchases for the six months ended December 31, 2023 and 2022 are as follows:

	Six Months 12/31/2023	Six Months 12/31/2022
Vendor 1	18%	10%

Note 12. Equity

Underwritten Offering of Common Stock

On January 29, 2024, the Company closed an underwritten public offering of 23,000,000 shares of its common stock at a price to the public of $0.50 per share pursuant to an underwriting agreement with Roth Capital Partners, LLC. The shares of common stock issued at closing included 3,000,000 shares issued pursuant to the underwriters’ over-allotment option, which was exercised in full. Gross proceeds totaled $11.5 million before deducting the underwriting discount and offering expenses of approximately $1.1 million resulting in net proceeds from the offering of approximately $10.4 million. Certain of the Company’s directors, officers and employees participated in the offering by purchasing an aggregate of $1.0 million of shares on the same terms and conditions as other investors.

Equity Incentive Plans

During the six months ended December 31, 2023, the Company granted employees options to purchase an aggregate of approximately 0.26 million shares of common stock. The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following assumptions:

Six Months Ended December 31, 2023
Exercise price	$0.59 – 0.97
Expected term (years)	4.00 – 4.75
Volatility	71 – 75%
Risk-free interest rate	4.42 – 4.66%
Dividend yield	0%
Weighted Average Grant Date Fair Value of Options granted during the period	$0.35

During the six months ended December 31, 2023 the Company awarded certain employees and directors grants of an aggregate of approximately 1.6 million restricted stock units (“RSUs”) with a weighted average grant date fair value of $0.81. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest over 4 – 5 years.

During the six months ended December 31, 2023 the Company awarded certain employees grants of an aggregate of approximately 0.55 million restricted stock units with market value appreciation conditions (“MVSUs”) with a weighted average grant date fair value of $1.41. The MVSUs will be expensed over the requisite service period. The terms of the MVSUs include vesting provisions based on continued service. The number of shares of the Company’s common stock earned at vesting is based on the Company’s stock price performance with amounts earned subject to a vesting multiplier ranging from 0% to 200%. If the service criteria are satisfied, the MVSUs will vest over 3 years.

Compensation expense related to our stock-based awards described above was as follows (in thousands):

	Three Months Ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
Research and Development	$119	$883	$652	$2,051
General and Administrative	$135	$1,012	$1,423	$2,193
Cost of Revenue	$62	—	$124
Total	$316	$1,895	$2,199	$4,244

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in thousands):

	As of December 31, 2023
	Unrecognized stock-based compensation	Weighted- average years to be recognized
Options	$974	1.73
Restricted stock units	$7,519	1.99

Nasdaq Stock Market notification

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

The components of lease expense were as follows:

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022
Operating Lease Expense	$149	$106	$304	$201

Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification on the Condensed Consolidated Balance Sheet	December 31, 2023	June 30, 2023
Assets
Operating lease assets	Other non-current assets	$1,158	$1,374

Liabilities
Operating lease liabilities	Current liabilities	478	439
Operating lease liabilities	Long term liabilities	729	976

Weighted Average Remaining Lease Term:
Operating leases		2.54 Years	2.97 Years
Weighted Average Discount Rate:
Operating leases		12.88%	12.77%

The following table outlines the minimum future lease payments for the next five years and thereafter (in thousands):

For the year ending June 30,
2024	$299
2025	606
2026	374
2027	66
Thereafter	79
Total lease payments (undiscounted cash flows)	1,424

Less imputed interest	(217)
Total	$1,207

Note 14. Commitments and Contingencies

Ontario County Industrial Development Authority Agreement

On February 27, 2018, the Company entered into a Lease and Project Agreement (the “Lease and Project Agreement”) and a Company Lease Agreement (the “Company Lease Agreement” and together with the Lease and Project Agreement, the “Agreements”), each dated as of February 1, 2018, with the Ontario County Industrial Development Agency, a public benefit corporation of the State of New York (the “OCIDA”). Pursuant to the Agreements, the Company will lease for $1.00 annually to the OCIDA an approximately 9.995 acre parcel of land in Canandaigua, New York, together with the improvements thereon (including the Company’s New York fabrication facility), and transfer title to certain related equipment and personal property to the OCIDA (collectively, the “Facility”). The OCIDA will lease the Facility back to the Company for annual rent payments specified in the Lease and Project Agreement for the Company’s primary use as research and development, manufacturing, warehouse and professional office space in its business, and to be subleased, in part, by the Company to various existing tenants. The Company estimates substantial tax savings during the term of the Agreements, which expire on December 31, 2028. In addition, subject to the terms of the Lease and Project Agreement, certain purchases and leases of eligible items will be exempt from the imposition of sales and use taxes. Subject to the terms of the Lease and Project Agreement, the OCIDA has also granted to the Company an exemption from certain mortgage recording taxes for one or more mortgages securing an aggregate principal amount not to exceed $12.0 million, or such greater amount as approved by the OCIDA in its sole and absolute discretion. Benefits totaling approximately $0.4 million provided to the Company through December 31, 2023 pursuant to the terms of the Lease and Project Agreement are subject to claw back over the life of the Agreements upon certain recapture events, including certain events of default.

Litigation, Claims and Assessments

Qorvo Inc. vs. Akoustis Technologies, Inc., DE Case 1:21-cv-01417-JPM

On October 4, 2021, the Company was named as a defendant in a complaint filed by Qorvo, Inc. (“Qorvo”) in the United States District Court for the District of Delaware alleging, among other things, infringement of U.S. Patent No. 7,522,018 (“the ’018 Patent”) and U.S. Patent No. 9,735,755 (“the ’755 Patent”), false advertising, false patent marking, and unfair competition. The complaint alleges that the defendants misappropriated proprietary information, made misleading statements about the characteristics of certain of its products, and sold products infringing on certain of the plaintiff ’s patents. The plaintiff seeks an injunction enjoining the Company from the alleged infringement and damages, including punitive and statutory enhanced damages, in an unspecified amount. The Company filed a motion to dismiss all of the claims other than the direct patent infringement claims, but the court permitted the plaintiff to file an amended complaint which the court subsequently determined was sufficient for pleading purposes. The Court denied the Company’s motion in May 2022. The Court held a claims construction hearing in November 2022, issuing its claim construction order on March 15, 2023. On February 8, 2023, Qorvo filed a second amended complaint adding allegations of misappropriation of trade secrets, racketeering activities, and civil conspiracy. Fact discovery closed on November 15, 2023 and expert discovery closed on January 26, 2024.

On February 1, 2024, the Company filed a motion for partial summary judgment in its favor with respect to Qorvo’s claims of false advertising, false patent marking, unfair competition, misappropriation of trade secrets, violation of the RICO Act, and civil conspiracy. In its motion, the Company also moved for summary judgment in its favor regarding Qorvo’s claim of infringement regarding its ’755 Patent with respect to newer designs of certain Company BAW filters. That same day, Qorvo filed a motion seeking partial summary judgment in its favor with respect to the Company’s defenses of invalidity regarding the ’018 Patent and the ’755 Patent.

The Company continues to develop its defenses and mitigation strategies, and intends to proceed in defending itself vigorously against the claims asserted by Qorvo. However, the Company can provide no assurance as to the outcome of such dispute, and such action may result in judgments against the Company for an injunction, significant damages or other relief, such as future royalty payments to Qorvo or restrictions on certain of the Company’s activities. A trial date has been scheduled for May 6, 2024.

Akoustis Technologies, Inc. vs. Qorvo, Inc., TX Case 2:23-cv-00180-JRG-RSP

On April 20, 2023, the Company filed a complaint against Qorvo in the United States District Court for the Eastern District of Texas alleging infringement by Qorvo of U.S. Patent No. 7,250,360 (“the ’360 Patent”), a patent licensed exclusively to the Company by Cornell University. The complaint alleges Qorvo’s willful infringement of the Cornell patent and seeks remedies including enhanced damages and attorneys’ fees. On July 24, 2023, Qorvo filed a motion to dismiss the complaint.

On August 11, 2023, Qorvo filed a motion to strike Akoustis’ infringement contentions. On January 10, 2024, the Court denied Qorvo’s motion to strike and Qorvo agreed to respond to the Company’s interrogatories and document requests relating to the accused products listed in the Company’s infringement contentions.

The Company intends to vigorously pursue its claims against Qorvo but can provide no assurance as to the outcome of this dispute.

Resolution of each of the matters described above has been prolonged and costly, and the ultimate result or judgment is uncertain due to the inherent uncertainty in litigation and other proceedings. An adverse result in the matters described above would have a material adverse effect on the Company and its business. Even if ultimately settled or resolved in the Company’s favor, the matters described above and other possible future actions have resulted in significant expenses, diversion of management and technical personnel attention and disruptions and delays in the Company’s business and product development, and other collateral consequences. Any out-of-court settlement of the above matters or other actions may also have an adverse effect on the Company’s business, financial condition and results of operations, including, but not limited to, substantial expenses, the payment of royalties, licensing or other fees payable to third parties, or restrictions on its ability to develop, manufacture, and sell its products.

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

The Company’s gross unrecognized indirect tax credits totaled $0.1 million as of December 31, 2023 and $0.1 million as of June 30, 2023 and are recorded on the Consolidated Balance Sheet as a long-term liability.

Note 15. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company operates in two segments, Fabrication Services, which consists of engineering review services and backend packaging services, and RF Filters, which consists of filter product sales.

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three and six months ended December 30, 2023 and 2022 are as follows (in thousands):

	Fabrication Services	RF Filters	Total
Three months ended December 31, 2023
Revenue	$3,298	$3,719	$7,017
Cost of revenue	2,253	4,083	6,336
Gross margin	1,045	(364)	681
Research and development	—	6,411	6,411
General and administrative	903	8,391	9,294
Income (Loss) from Operations	$142	$(15,167)	$(15,024)

Three months ended December 31, 2022
Revenue	$1,891	$3,974	$5,865
Cost of revenue	1,126	4,148	5,274
Gross margin	765	(174)	591
Research and development	—	7,645	7,645
General and administrative	—	5,838	5,838
Income (Loss) from Operations	$765	$(13,657)	$(12,892)

Six months ended December 31, 2023
Revenue	$5,960	$8,059	$14,019
Cost of revenue	3,800	10,622	14,422
Gross margin	2,160	(2,563)	(403)
Research and development	—	16,758	16,758
General and administrative	2,201	17,317	19,518
Income (Loss) from Operations	$(41)	$(36,638)	$(36,679)

Six months ended December 31, 2022
Revenue	$2,823	$8,609	$11,432
Cost of revenue	2,018	9,709	11,727
Gross margin	805	(1,100)	(295)
Research and development	—	17,730	17,730
General and administrative	—	12,833	12,833
Income (Loss) from Operations	$805	$(31,663)	$(30,858)

As of December 31, 2023
Accounts receivable	$1,529	$3,279	$4,808
Property and equipment, net	2,206	53,992	56,198

As of June 30, 2023
Accounts receivable	$1,124	$3,629	$4,753
Property and equipment, net	2,394	55,432	57,826

Note 16. Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three and six months ended December 31, 2023 and December 31, 2022 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Convertible Notes	9,341,825	9,341,825
Options	3,214,687	3,217,400
Warrants	—	41,103
Total	12,556,512	12,600,328

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

The following table classifies the liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2023:

	Fair value at December 31, 2023	Level 1	Level 2	Level 3
Derivative liabilities	$74	$—	$—	$74
Total fair value	$74	$—	$—	$74

The following table classifies the liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2023:

	Fair value at June 30, 2023	Level 1	Level 2	Level 3
Derivative liabilities	$2,080	$—	$—	$2,080
Total fair value	$2,080	$—	$—	$2,080

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Derivative liabilities	December 31, 2023
Beginning balance	$2,080
Change in fair value of derivative liabilities	(2,006)
Ending balance	$74

There were no transfers between Level 1, 2, or 3 valuation classifications during the three or six months ended December 31, 2023.

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

The fair value of the embedded derivatives in our convertible notes as of December 31, 2023 and June 30, 2023 were valued with the following assumptions:

	December 31, 2023	June 30, 2023
Stock Price	$0.83	$3.18
Volatility of stock price	80%	70%
Risk free interest rate	3.97%	4.32%
Debt yield	40.5%	40.6%
Remaining term (years)	3.5	4.0

Note 18. Subsequent Events

Underwritten Offering of Common Stock

On January 29, 2024, the Company closed an underwritten public offering of 23,000,000 shares of its common stock at a price to the public of $0.50 per share pursuant to an underwriting agreement with Roth Capital Partners, LLC. The shares of common stock issued at closing included 3,000,000 shares issued pursuant to the underwriters’ over-allotment option, which was exercised in full. Net proceeds from the offering were approximately $10.4 million. Certain of the Company’s directors, officers and employees participated in the offering by purchasing an aggregate of $1.0 million of shares on the same terms and conditions as other investors.

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

Forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which are beyond our control. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our limited operating history; our inability to generate revenues or achieve profitability; the failure of our common stock to meet the minimum requirements for continued listing on the Nasdaq Capital Market, the impact of a pandemic or epidemic or natural disaster, including the COVID-19 pandemic, the Russian-Ukrainian and Middle East conflicts and other sources of volatility on our operations, financial condition and the worldwide economy, including our ability to access the capital markets; increases in prices for raw materials, labor, and fuel caused by rising inflation; our inability to obtain adequate financing and sustain our status as a going concern; the results of our research and development (“R&D”) activities; our inability to achieve acceptance of our products in the market; general economic conditions, including upturns and downturns in the industry; existing or increased competition; our inability to successfully scale our New York wafer fabrication facility and related operations while maintaining quality control and assurance and avoiding delays in output; contracting with customers and other parties with greater bargaining power and agreeing to terms and conditions that may adversely affect our business; the possibility that the anticipated benefits from business acquisitions will not be realized in full or at all or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of acquired businesses’ operations will be greater than expected and the possibility of disruptions to our business during integration efforts and strain on management time and resources; risks related to doing business in foreign countries, including rising tensions between the United States and China; any cybersecurity breaches or other disruptions compromising our proprietary information and exposing us to liability; our limited number of patents; failure to obtain, maintain, and enforce our intellectual property rights; claims of infringement, misappropriation or misuse of third party intellectual property, including the lawsuit filed by Qorvo, Inc. in October 2021, that, regardless of merit, has resulted in significant expense; our inability to attract and retain qualified personnel; the outcome of current and any future litigation; our reliance on third parties to complete certain processes in connection with the manufacture of our products; product quality and defects; our inability to successfully manufacture, market and sell products based on our technologies; our ability to meet the required specifications of customers and achieve qualification of our products for commercial manufacturing in a timely manner; our failure to innovate or adapt to new or emerging technologies, including in relation to our competitors; our failure to comply with regulatory requirements; stock volatility and illiquidity; our failure to implement our business plans or strategies; our failure to maintain effective internal control over financial reporting; our failure to obtain or maintain a Trusted Foundry accreditation or our New York fabrication facility; and shortages in supplies needed to manufacture our products, or needed by our customers to manufacture devices incorporating our products.

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

Intellectual Property. As of February 2, 2024, our IP portfolio included 103 patents, including a blocking patent that we have licensed from Cornell University. Additionally, as of February 2, 2024, we have 86 pending patent applications. These patents cover our XBAW® RF filter technology from raw materials through the system architectures. Given the significance of the Company’s intellectual property to its business, the Company enforces its intellectual property rights and protects its patent portfolio, which may include filing lawsuits against companies that the Company believes are infringing upon its patents. The Company considers protecting its intellectual property rights to be central to its business model and competitive position in the RF filter industry.

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

Recent Developments

On November 10, 2023, we announced that we had received a purchase order from a Tier-2 5G mobile and Wi-Fi access point (AP) RF front-end module customer for design iterations of three previously shipped designs.

On November 16, 2023, we announced that we had successfully completed Phase 1 of our contract with the Defense Advanced Research Projects Agency (DARPA) to pursue new materials and device manufacturing methods that can scale our XBAW® technology to 18 GHz, and we were awarded a new multi-year, multi-million dollar contract for Phase 2 of the DARPA COmpact Front-end Filters at the ElEment-level (COFFEE) program.

On December 6, 2023, we announced that a leading commercial SATCOM company placed a new development order bringing our active foundry customer count to four.

On December 18, 2023, we announced that our patented XBAW® filters were designed into a new tri-band Wi-Fi 6E consumer access point (AP) platform.

On December 20, 2023, we announced that we, along with HPE Aruba Networking, had been awarded the 8th Annual Wi-Fi NOW Awards Gala for the Best Enterprise Wi-Fi Solution.

Critical Accounting Policies

Other than as described, below, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2023 Annual Report.

Goodwill

The Company performs goodwill impairment analysis annually during its last fiscal quarter, or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. During the second quarter ended December 31, 2023, the Company observed continuing declines in its stock price (with increases and decreases throughout the fiscal year) from a high of $3.20 on July 3, 2023 to a low of $0.48 on October 30, 2023, which led it to conclude that a triggering event had occurred and therefore the Company performed a quantitative test for its two reporting units.

The fair value of the reporting units were based upon an equal weighting of the income approach and a market based approach: the guideline public company method. The income approach utilizes a discounted cash flow analysis. The guideline public company approach utilizes comparable public company information, key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable. The significant assumptions used in these approaches include revenue growth rates, profit margins, projected future cash flows and discount rates under the income approach as well as valuation multiples derived from comparable public trading companies under the market approach. The discount rate used in the income approach is based on the weighted average cost of capital and ranged between 21.0% for Fabrication Services and 23.5% for RF Filters, which was derived from the financial structures of comparable companies corresponding to the industry of each reporting unit.

Based on the Company’s interim impairment test of goodwill, it was determined for the RF Filter and the Fabrication Services reporting units that the respective reporting units’ fair value was in excess of its respective carrying value as of December 31, 2023; however, for the FR Filter unit the fair value of the reporting unit exceeded its carrying value by less than 10%, indicating that the goodwill of this reporting unit may be at risk of impairment.

The estimated fair value of a reporting unit is highly sensitive to changes in management’s estimates and assumptions, the most sensitive of which are the revenue growth rate, discount rate and valuation multiples. Therefore, in some instances, changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Additionally, a reporting unit’s carrying value could change based on market conditions, change in the underlying makeup of the reporting unit, or the risk profile of those reporting units, which could impact whether the fair value of a reporting unit is less than carrying value. If actual results of the reporting units are not consistent with its estimates or assumptions, the Company may be required to record future non-cash impairment charges related to goodwill that could materially adversely impact our consolidated financial position and results of operations.

Results of Operations

Three Months Ended December 31, 2023 and 2022

Revenue

The Company recorded revenue of $7.0 million for the three months ended December 31, 2023 as compared to $5.9 million for the three months ended December 31, 2022. The increase of $1.1 million, or 20%, was primarily due to an increase in fabrication service revenue by $1.4 million or 74%, which includes revenue from sales of GDSI services.

Cost of Revenue

Cost of revenue includes direct labor, material, net realizable value (NRV) adjustments, and facility costs primarily associated with manufacturing of filter products and engineering services. The Company recorded cost of revenue of $6.3 million for the three months ended December 31, 2023 as compared to $5.3 million for the three months ended December 31, 2022. The $1.0 million increase is primarily due to costs associated with fabrication services, which increased by $1.1 million, and which includes cost of revenue from services provided by GDSI.

Research and Development Expenses

R&D expenses were $6.4 million for the three months ended December 31, 2023, as compared to $7.6 million for the three months ended December 31, 2022, a decrease of $1.2 million or 16.1%. The decrease was driven by a $1.3 million decrease in material and equipment related costs and a $0.5 million decrease in personnel costs related to R&D activities. This decrease was partially offset by an increase in facility costs of $0.5 million.

General and Administrative Expense

General and administrative (“G&A”) expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the three months ended December 31, 2023 were $9.3 million, which is an increase of $3.5 million compared to the $5.8 million for the three months ended December 31, 2022. Year-over-year changes within G&A expenses include an increase in general expenses such as professional fees and intangible amortization which increased by $3.5 million. This was partially offset by a decrease in employee compensation (including stock-based compensation) of $0.4 million.

Other (Expense)/Income

Other expense for the three months ended December 31, 2023 was $0.7 million, compared to other income of $1.7 million for the three months ended December 31, 2022. The expense increase of $2.4 million was comprised of a reduction in the gain on the value of derivative liabilities of $0.8 million plus a reduction in the gain on the value of contingent consideration of $1.6 million.

Net Loss

The Company recorded a net loss of $15.7 million for the three months ended December 31, 2023, compared to a net loss of $11.2 million for the three months ended December 31, 2022. The period-over-period incremental loss of $4.5 million, or 40.8%, was primarily driven by an increase in G&A expenses of $3.5 million and an increase in other expense of $2.4 million. These expense increases were offset by a decrease in R&D expense $1.2 million.

Six months ended December 31, 2023 and 2022

Revenue

The Company recorded revenue of $14.0 million for the six months ended December 31, 2023 as compared to $11.4 million for the six months ended December 31, 2022. The increase of $2.6 million was primarily due to an increase in fabrication revenue of $3.1 million or 111%, which includes revenue from sales of GDSI services.

Cost of Revenue

Cost of revenue includes direct labor, material, net realizable value (NRV) adjustments, and facility costs primarily associated with manufacturing of filter products and engineering services. The Company recorded cost of revenue of $14.4 million for the six months ended December 31, 2023 as compared to $11.7 million for the six months ended December 31, 2022. The $2.7 million increase is primarily due to costs related to fabrication services which increased by $1.8 million or 88%, which includes cost of revenue from services provided by GDSI

Research and Development Expenses

R&D expenses were $16.8 million for the six months ended December 31, 2023, as compared to $17.7 million for the six months ended December 31, 2022, a decrease of $0.9 million or 5.5%. Personnel costs, including stock-based compensation, were $8.1 million compared to $9.1 million in the prior year period, a decrease of $1.0 million or 10.5%. In addition, material and equipment related costs were $1.1 million or 30.7% lower than the prior period. These decreases were partially offset by an increase in facility costs of $1.1 million or 25%.

General and Administrative Expense

G&A expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the six months ended December 31, 2023 were $19.5 million, which is an increase of $6.7 million compared to the $12.8 million for the six months ended December 31, 2022. Year-over-year changes within G&A expenses include an increase in personnel costs, including stock compensation, of $0.3 million or 6.0%. In addition, general expenses of $6.4 million including professional fees and intangible amortization, increased by $5.7 million, or 88.9%.

Other (Expense)/Income

Other income for the six months ended December 31, 2023 was $0.8 million, compared to other income of $0.6 million for the six months ended December 31, 2022. The income increase of $0.2 million was comprised of a decrease in interest expense of $0.3 million and an increase in the gain on the value of derivative liabilities of $1.2 million offset by a reduction in the gain on the value of contingent consideration of $1.2 million.

Net Loss

The Company recorded a net loss of $35.8 million for the six months ended December 31, 2023, compared to a net loss of $30.2 million for the six months ended December 31, 2022. The period-over-period incremental loss of $5.6 million, or 18.5%, was primarily driven by an increase in G&A expenses of $6.7 million. These expense increases were partially offset by a decrease of R&D expenses of $1.0 million.

Liquidity and Capital Resources

Overview

The Company’s short-term and long-term liquidity requirements primarily arise from funding (i) research and development expenses, (ii) G&A expenses including salaries, bonuses, and commissions, (iii) working capital requirements, (iv) business acquisitions and investments we may make from time to time, and (v) interest and principal payments related to our $44.0 million aggregate principal amount of outstanding convertible notes and $4.0 million promissory note.

The Company has incurred losses and negative cash flow from operations since inception. Our operations thus far have been funded primarily with sales of equity and debt securities, as well as contract research and government grants, revenue from customers, foundry services and engineering services. In November 2023, we announced that we had undertaken significant expense reductions and cost-saving measures to reduce our operating cash flow burn. As a result of these cost-savings initiatives, the operating expenditures supporting the future growth of our manufacturing capabilities and expansion of our product offerings have decreased, along with decreases in research and development and headcount costs. Additionally, the Company estimates that approximately $1.6 million of additional cash is needed to complete construction in progress assets that are currently not in service, which construction has been paused as part of these cost-savings initiatives.

We are experiencing financial and operating challenges. Although we believe we currently have sufficient resources to fund operations and planned investments for at least the next twelve months from the date of filing this report, until we are able to generate sufficient cash flow from operations to achieve and maintain profitability and meet our obligations as they come due, we will need to raise significant additional capital to sustain our business. In January 2024, we completed a public offering of our common stock raising $10.4 million in net proceeds. We have access to an at-the-market offering program pursuant to which we may sell up to $50.0 million of Common Stock. As of the date of this Quarterly Report, the Company had sold $2.0 million of Common Stock under such at-the-market offering program and previously announced that it was suspending sales under the at-the-market offering program. If, in the future, the Company determines to resume sales under the at-the-market offering program, it intends to notify investors by the filing of a Current Report on Form 8-K, 10-Q, 10-K, or other public announcement.

Balance Sheet and Working Capital

The Company had $12.9 million of cash and cash equivalents on hand as of December 31, 2023, which reflects a decrease of $30.2 million compared to $43.1 million as of June 30, 2023. The decrease is primarily due to cash used in operations of $24.4 million, and cash used for investing activities of $5.8 million. The Company estimates that cash on hand will be sufficient to fund its operations as currently conducted, including current capital expense commitments, for at least the next twelve months from the date of filing of this Form 10-Q. However, the Company has historically incurred recurring operating losses and will continue to do so until it generates sufficient revenues from operations; as a result, we are actively exploring obtaining additional capital through, among other means, public or private equity offerings (including sales of our common stock under our at-the-market equity offering program), debt financings, real estate- or equipment-based financing arrangements, corporate collaborations and/or licensing arrangements. There is no assurance that the Company’s projections and estimates are accurate. The Company is actively managing and controlling its cash outflows to mitigate liquidity risks.

December 31, 2023 compared to June 30, 2023

As of December 31, 2023, the Company had current assets of $26.0 million, made up primarily of cash on hand of $12.9 million. As of June 30, 2023, current assets were $59.8 million comprised primarily of cash on hand of $43.1 million.

Property, Plant and Equipment was $56.2 million as of December 31, 2023 as compared to a balance of $57.8 million as of June 30, 2023.

Total assets as of December 31, 2023 and June 30, 2023 were $111.9 million and $148.9 million, respectively.

Current liabilities as of December 31, 2023 and June 30, 2023 were $14.3 million and $17.6 million, respectively.

Long-term liabilities totaled $43.8 million as of December 31, 2023, compared to $45.1 million as of June 30, 2023.

Stockholders’ equity was $53.8 million as of December 31, 2023, compared to $86.2 million as of June 30, 2023, a decrease of $32.4 million, or 37.7%. This decrease was primarily due to the net loss for the six months ended December 31, 2023 of $35.8 million which was partially offset by the increase in additional paid-in-capital (“APIC”) of $3.6 million. The increase in APIC was primarily due to common stock issued for note interest of $1.3 million and common stock issued for services of $2.2 million.

Cash Flow Analysis

Operating activities used cash of $24.4 million during the six months ended December 31, 2023 and $26.2 million during the comparative period ended December 31, 2022. The $1.8 million period-over-period decrease in cash used was primarily attributable to reductions in other current assets.

Investing activities used cash of $5.8 million for the six months ended December 31, 2023 compared to $8.0 million for the comparative period ended December 31, 2022. The decrease of $2.2 million was primarily due to a $2.2 million decrease in purchases of capital equipment.

Cash proceeds from financing activities decreased by $0.2 million compared to the six months ended December 31, 2022 primarily due to the decrease in proceeds from the employee stock purchase plan.

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

As of December 31, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except for the matters described under “Litigation, Claims and Assessments” in “Note 14. – Commitments and Contingencies” of the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which description is incorporated in this “Item 1. Legal Proceedings” by reference, we are currently not aware of any material pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

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

We are subject to claims of infringement, misappropriation or misuse of third party intellectual property that have resulted in significant expense and, regardless of merit, could result in loss of our intellectual property rights and severe disruption to our business, and we may become subject to similar claims in the future.

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

On October 4, 2021, the Company was named as a defendant in a complaint filed by Qorvo, Inc. (“Qorvo”) in the United States District Court for the District of Delaware alleging, among other things, patent infringement, false advertising, false patent marking, and unfair competition (the “Delaware Proceeding”). The complaint alleges that the defendants misappropriated proprietary information, made misleading statements about the characteristics of certain of its products, and sold products infringing on certain of the plaintiff’s patents. The plaintiff seeks an injunction enjoining the Company from the alleged infringement and damages, including punitive and statutory enhanced damages, in an unspecified amount. On February 8, 2023, Qorvo filed an amended complaint adding allegations of misappropriation of trade secrets, racketeering activities, and civil conspiracy. The Company has developed defenses and mitigation strategies in response to the complaints, and on February 1, 2024, filed a motion for summary judgment to seek ruling in the Company’s favor on the claims made by Qorvo in its complaints except for Qorvo’s claims of patent infringement. The Company’s motion also seeks a ruling that certain of its recent designs do not infringe one of the patents asserted by Qorvo.

On April 20, 2023, the Company filed a complaint against Qorvo in the United States District Court for the Eastern District of Texas alleging infringement by Qorvo of a patent licensed exclusively to the Company by Cornell University. The complaint alleges Qorvo’s willful infringement of the Cornell patent and seeks remedies including enhanced damages and attorneys’ fees. On July 24, 2023, Qorvo filed a motion to dismiss the complaint, which remains pending. On August 11, 2023, Qorvo filed a motion to strike Akoustis’ infringement contentions, which was denied by the court at a hearing held on January 10, 2024. The Company intends to vigorously pursue its claims against Qorvo but can provide no assurance as to the outcome of this dispute.

The litigation described above has been prolonged and resulted in significant expenses, diversion of management and technical personnel attention, disruptions and delays in the Company’s business and product development, and other collateral consequences. The ultimate result or judgment of each of these matters is uncertain due to the inherent uncertainty in litigation and other proceedings and, as the Company cannot currently predict the results of the proceedings, no corresponding accrual has been recorded in the financial statements included in this Form 10-Q. However, a significant judgment against the Company in the Delaware Proceeding would have a material adverse effect on the Company’s business, which could result in the Company needing to curtail or cease operations and seek protection by filing a voluntary petition for relief under the Bankruptcy Code. Any settlement of the Delaware Proceeding or other actions may also have an adverse effect on the Company’s business, financial condition and results of operations, including, but not limited to, substantial expenses, the payment of royalties, licensing or other fees payable to third parties, or restrictions on its ability to develop, manufacture, and sell its products.

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

In addition, our agreements with prospective customers and manufacturing partners may require us to indemnify such customers and manufacturing partners for third party intellectual property infringement claims. Pursuant to such agreements, we may be required to defend such customers and manufacturing partners against certain claims that could cause us to incur additional costs. While we endeavor to include as part of such indemnification obligations a provision permitting us to assume the defense of any indemnification claim, not all of our current agreements contain such a provision and we cannot provide any assurance that our future agreements will contain such a provision, which could result in increased exposure to us in the case of an indemnification claim

Our failure to meet the minimum bid price for continued listing on The Nasdaq Capital Market could adversely affect our ability to publicly or privately sell equity securities and the liquidity of our common stock.

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

The closing price of our common stock was $0.66 on February 8, 2024. There can be no assurance that we will regain compliance with the Bid Price Requirement by the April 22, 2024 deadline, or that we will be eligible for the second 180 day compliance period. Our inability to regain compliance with the Bid Price Requirement would materially impair our ability to raise capital. Moreover, if we were unable to regain compliance with the Bid Price Requirement, our common stock would likely then trade only in the over-the-counter market and the market liquidity of our common stock could be adversely affected and its market price could decrease. If our common stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

We have a history of operating losses and will need to raise significant additional capital to continue our business and operations. If we are unable to raise capital or secure financing on favorable terms, or at all, to meet our future capital and operating needs, we may be forced to further delay, reduce or eliminate our R&D plan or other operating activities, which would have a material adverse effect on our business and your investment.

We are experiencing financial and operating challenges. As of December 31, 2023, we had $12.9 million of cash and cash equivalents. To remain viable, we estimate that we will require significant additional liquidity to fund our cash requirements until we can achieve and maintain profitability that will sustain our operations.

We are actively exploring additional sources of liquidity and may seek to raise such capital through, among other means, public or private equity offerings (including sales of our common stock under our at-the-market equity offering program, which we previously suspended but are able to resume at any time, subject to any applicable lock-up restrictions in the our January 2024 underwriting agreement with Roth Capital Partners, LLC), debt financings, real estate- or equipment-based financing arrangements, corporate collaborations and/or licensing arrangements. However, general market conditions or the market price of our common stock may not support these capital raising transactions on terms favorable to us, or at all. In November 2023, we announced that we had undertaken significant expense reductions and cost-saving measures to reduce our operating cash flow burn. If we are unable to obtain adequate financing or financings on terms satisfactory to us when we require it, we may be forced to undertake additional measures, which may include delaying or reducing our R&D plan and/or manufacturing and sales activities, materially curtailing or eliminating our operations, selling or disposing of our rights or assets, pursuing sale or other strategic transactions, or undergoing restructuring or insolvency proceedings. Factors that could limit our ability to raise additional capital after this offering include, among other matters:

●	the expectation that we will continue to incur losses and generate negative cash flows from operations;

●	our substantially limited liquidity and capital resources to meet our obligations as they become due;

●	the potential that our common stock will be delisted by Nasdaq in the event we fail to regain compliance in a timely manner with the minimum bid price requirement;

●	the lawsuit filed by Qorvo, Inc. in October 2021 alleging claims of infringement, misappropriation and misuse of intellectual property and related expenses and disruptions to our business;

●	the amounts outstanding under our $44.0 million principal amount of our 6.0% Convertible Senior Notes due 2027 and a $4.0 million promissory note issued in connection with our acquisition of GDSI (including the potential we may experience one or more defaults or events of default under such instruments); and

●	risks and uncertainties that are described in more detail in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our most recent Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q.

Any inability to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, results of operation and financial condition, including the possibility that a lack of funds causes our business to fail and liquidate, resulting in our stockholders losing some or all of their investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Other than any sales previously reported in the Company’s Current Reports on Form 8-K, the Company did not sell any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

The exhibits in the Exhibit Index below are filed or furnished, as applicable, as part of this report.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Conversion of the Company, as filed with the Nevada Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.2	Certificate of Conversion of the Company, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.3	Certificate of Incorporation, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.4	Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on November 4, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2019)

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 10, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2022)

3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 2, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2023)

3.7	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020)

10.1†	Amendment to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2023)

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

101*	Interactive Data Files of Financial Statements and Notes

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 13, 2024	Akoustis Technologies, Inc.

	By:	/s/ Kenneth E. Boller
Kenneth E. Boller
Chief Financial Officer
(Principal Financial and Accounting Officer)