Form 10-Q
period 2024-03-31
Akoustis Technologies, Inc.
filed 2024-05-13
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 8, 2024, there were 98,669,282 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

AKOUSTIS TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Akoustis Technologies, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31,	June 30,
	2024	2023
Assets
Assets:
Cash and cash equivalents	$15,200	$43,104
Accounts receivable, net	4,448	4,753
Inventory	5,104	7,548
Other current assets	3,811	4,440
Total current assets	28,563	59,845

Property and equipment, net	53,198	57,826
Goodwill	6,508	14,559
Intangibles, net	13,220	15,241
Operating lease right-of-use asset, net	1,039	1,374
Other assets	71	72
Total Assets	$102,599	$148,917

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$15,968	$17,027
Deferred revenue	95	105
Promissory note payable	1,667	—
Operating lease liability	498	439
Total current liabilities	18,228	17,571

Long-term Liabilities:
Convertible notes payable, net	41,753	43,347
Promissory notes payable	—	667
Operating lease liability	596	976
Other long-term liabilities	117	117
Total Long-Term liabilities	42,466	45,107

Total Liabilities	60,694	62,678
Commitments and Contingencies (Note 14)

Stockholders’ Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 175,000,000 shares authorized; 98,654,282, and 72,154,647 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	99	72
Additional paid in capital	371,510	356,522
Accumulated deficit	(329,704)	(270,355)
Total Stockholders’ Equity	41,905	86,239
Total Liabilities and Stockholders’ Equity	$102,599	$148,917

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023	For the Nine Months Ended March 31, 2024	For the Nine Months Ended March 31, 2023
Revenue	$7,510	$7,356	$21,529	$18,788

Cost of revenue	7,161	8,472	21,583	20,200

Gross profit (loss)	349	(1,116)	(54)	(1,412)

Operating expenses
Research and development	5,971	7,349	22,729	25,079
General and administrative expenses	8,935	8,817	28,453	21,650
Other operating expenses	8,051	—	8,051	—
Total operating expenses	22,957	16,166	59,233	46,729

Loss from operations	(22,608)	(17,282)	(59,287)	(48,141)

Other (expense) income
Interest (expense) income	(745)	(510)	(1,909)	(1,955)
Other (expense) income	(5)	(2)	(4)	(10)
Change in fair value of contingent consideration	—	268	—	1,438
Change in fair value of derivative liabilities	52	(383)	2,058	456
Total other (expense) income	(698)	(627)	145	(71)
Net loss before income taxes	$(23,306)	$(17,909)	$(59,142)	$(48,212)

Income Taxes	(2)	2,364	(5)	2,420

Net Loss	$(23,308)	$(15,545)	$(59,147)	$(45,792)

Net loss per common share - basic and diluted	$(0.26)	$(0.23)	$(0.75)	$(0.75)

Weighted average common shares outstanding - basic and diluted	91,281,779	68,195,181	78,845,986	60,925,124

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	For the Three Months Ended March 31, 2024
	Common Stock		Additional Paid In	Accumulated	Total
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2023	75,435	$75	$360,090	$(306,396)	$53,769

Common stock issued for cash, net of issuance costs	23,000	23	10,384	—	10,407

Stock-based compensation	99	1	945	—	946

Common stock issued for services	120	—	91	—	91

Net loss	—	—	—	(23,308)	(23,308)

Balance, March 31, 2024	98,654	$99	$371,510	$(329,704)	$41,905

	For the Three Months Ended March 31, 2023
	Common Stock		Additional Paid In	Accumulated	Total
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2022	58,161	$58	$316,065	$(237,045)	$79,078

Common stock issued for cash, net of issuance costs	12,545	13	32,013	—	32,026

Stock-based compensation	313	—	3,210	—	3,210

Common stock issued in acquisition	606	1	1,689	—	1,690

Net loss	—	—	—	(15,545)	(15,545)

Balance, March 31, 2023	71,625	$72	$352,977	$(252,590)	$100,459

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	For the Nine Months Ended March 31, 2024
	Common Stock		Additional Paid In	Accumulated	Total
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2023	72,155	$72	$356,522	$(270,355)	$86,239

Cumulative-effect adoption of ASU 2016-13	—	—	—	(201)	(201)

Common stock issued for cash, net of issuance costs	23,000	23	10,384	—	10,407

Stock-based compensation	794	1	3,143	—	3,144

Common stock issued for services	120	—	91	—	91

ESPP Purchase	209	—	52	—	52

Common stock issued in payment of note interest	2,376	2	1,318	—	1,320

Net loss	—	—	—	(59,147)	(59,147)

Balance, March 31, 2024	98,654	$99	$371,510	$(329,704)	$41,905

	For the Nine Months Ended March 31, 2023
	Common Stock		Additional Paid In	Accumulated	Total
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2022	57,079	$57	$310,171	$(206,798)	$103,429

Common stock issued for cash, net of issuance costs	12,545	13	32,013	—	32,026

Stock-based compensation	904	1	7,453	—	7,454

ESPP purchases	89	—	288	—	288

Common stock issued in acquisition	606	1	1,689	—	1,690

Common stock issued in payment of note interest	402	—	1,364	—	1,364

Net loss	—	—	—	(45,792)	(45,792)

Balance, March 31, 2023	71,625	$72	$352,977	$(252,590)	$100,459

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,147)	$(45,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,492	8,193
Stock-based compensation	3,144	7,454
Common stock issued for services	91	—
Amortization of debt discount	464	421
Amortization of operating lease right of use asset	335	282
Non-cash interest payments	1,320	1,364
Deferred income taxes	—	(2,365)
Goodwill impairment	8,051	—
Change in fair value of derivative liabilities	(2,058)	(456)
Change in fair value of contingent consideration	—	(1,438)
(Gain) Loss on disposal of fixed assets & intangibles	268	(105)
Changes in operating assets and liabilities:
Accounts receivable	105	427
Inventory	2,444	(3,464)
Other current assets	1,273	(31)
Accounts payable and accrued expenses	1,310	(516)
Other current liabilities	1,667	—
Lease liabilities	(321)	(255)
Other long term liabilities	(667)	333
Deferred revenue	(9)	(172)
Net Cash Used in Operating Activities	(32,238)	(36,120)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property, plant and equipment	(6,125)	(10,170)
Acquisition of business, net of cash acquired	—	(13,882)
Cash received from the sale of fixed assets	—	122
Net Cash Used in Investing Activities	(6,125)	(23,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	10,407	32,026
Proceeds from employee stock purchase plan	52	288
Net Cash Provided by Financing Activities	10,459	32,314

Net Increase (Decrease) in Cash and Cash Equivalents	(27,904)	(27,736)

Cash and Cash Equivalents - Beginning of Period	43,104	80,485

Cash and Cash Equivalents - End of Period	$15,200	$52,749

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	—	40

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fixed assets included in accounts payable and accrued expenses	(2,368)	654
Cumulative-effect adoption of ASU 2016-13	(201)	—
Operating lease right-of-use asset, net	—	133
Operating lease liability	—	(133)
Common stock issued in payment of interest	1,320	1,364
Acquisition of business
Tangible assets, excluding cash	—	3,904
Intangibles	—	8,289
Goodwill	—	6,479
Deferred tax liability	—	(2,365)
Liabilities assumed	—	(1,124)
Liabilities cancelled	—	88
Issuance of common stock for acquisition	—	(1,690)

See accompanying notes to the condensed consolidated financial statements

AKOUSTIS TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Organization

Akoustis Technologies, Inc. (the “Company”) was incorporated on April 10, 2013 and effective December 15, 2016, the Company changed its state of incorporation to the State of Delaware. Through its wholly-owned subsidiary, Akoustis, Inc. (a Delaware corporation), the Company, headquartered in Huntersville, North Carolina, is focused on developing, designing, and manufacturing innovative radio frequency (“RF”) filter products for the wireless industry, including for products such as smartphones and tablets, cellular infrastructure equipment, Wi-Fi Customer Premise Equipment (“CPE”), automotive and defense applications. Located between the device’s antenna and its digital backend, the RF front-end (“RFFE”) is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. To construct the resonator devices that are the building blocks for its RF filters, the Company has developed a family of novel, high purity acoustic piezoelectric materials as well as a unique microelectromechanical system (“MEMS”) wafer semiconductor process, collectively referred to as XBAW® technology. The Company leverages its integrated device manufacturing (“IDM”) and recently introduced foundry business model to develop and sell high performance RF filters using its XBAW® technology. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RFFE. Additionally, through RFM Integrated Device, Inc. (“RFMi”), a wholly-owned subsidiary of Akoustis, Inc., the Company makes sales of complementary surface acoustic wave (“SAW”) resonators, RF filters, crystal (Xtal) resonators and oscillators, and ceramic products branded as “RFMi” products. The Company also offers back-end semiconductor supply chain services through its wholly owned subsidiary, Grinding & Dicing Services, Inc.(GDSI), which it acquired in January 2023.

Note 2. Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2024, the Company had cash and cash equivalents of $15.2 million and working capital of $10.3 million. In the absence of additional liquidity, the Company anticipates that its existing cash resources, with a continued focus on cash conservation, is sufficient to fund its operations into the third quarter of fiscal 2025. There is no assurance that the Company’s projections and estimates are accurate. Furthermore, an adverse judgment against the Company in the trial with respect to Qorvo Inc. vs. Akoustis Technologies, Inc. DE Case 1:21-cv-01417-JPM, as described below under Note 14. Commitments and Contingencies (the “Delaware Trial”), would reduce the amount of time that the Company could continue operating with its current cash resources, and create an urgent need for additional liquidity or result in the Company’s curtailing or ceasing operations and seeking protection by filing a voluntary petition for relief under the Bankruptcy Code. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s short-term and long-term liquidity requirements primarily arise from funding (i) research and development expenses, (ii) G&A expenses including salaries, bonuses, and commissions, (iii) working capital requirements, (iv) business acquisitions and investments it may make from time to time, and (v) interest and principal payments related to its $44.0 million aggregate principal amount of outstanding convertible notes and $4.0 million promissory note. Additionally, the Delaware Trial is currently in process. To the extent that the outcome of the trial includes judgments against the Company for significant damages or other relief, the Company’s liquidity will be additionally and severely constrained.

The Company has incurred losses and negative cash flow from operations since inception and is experiencing financial and operating challenges. Its operations thus far have been funded primarily with sales of equity and debt securities, as well as contract research and government grants, revenue with customers, foundry services and engineering services. In November 2023, the Company announced that it had undertaken significant expense reductions and cost-saving measures to reduce its operating cash flow burn. As a result of these cost-savings initiatives, the operating expenditures supporting the future growth of its manufacturing capabilities and expansion of our product offerings have decreased, along with decreases in research and development and headcount costs. Additionally, the Company estimates that approximately $0.7 million of additional cash is needed to complete construction in progress assets that are currently not in service, which construction has been paused as part of these cost-savings initiatives. The Company is actively managing and controlling its cash outflows to mitigate liquidity risks.

Until the Company is able to generate sufficient cash flow from operations to achieve and maintain profitability and meet obligations as they come due, the Company will need to raise significant additional capital to sustain its business through, among other means, public or private equity offerings (including sales of our common stock under our at-the-market equity offering program, described below), debt financings, real estate- or equipment-based financing arrangements, corporate collaborations and/or licensing arrangements.

In January 2024, the Company completed a public offering of its common stock raising $10.4 million in net proceeds. Additionally, the Company is re-activating its at-the-market equity offering program pursuant to that certain ATM Sales Agreement, dated May 2, 2022, with Oppenheimer & Co. Inc., Craig-Hallum Group LLC and Roth Capital Partners, LLC (the “ATM Sales Agreement”).

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the filing of this Form 10-Q. Operating results for the quarter ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending June 30, 2024 or any future interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on September 6, 2023 (the “2023 Annual Report”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of March 31, 2024, Akoustis, Inc., RFM Integrated Device, Inc., and Grinding & Dicing Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The following table summarizes the revenues of the Company’s reportable segments by geographic region for the three months ended March 31, 2024 (in thousands):

	Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
Americas	$2,427	$487	$2,914
Asia	284	3,335	3,619
Europe	38	939	977
Total	$2,749	$4,761	$7,510

The following table summarizes the revenues of the Company’s reportable segments by geographic region for the nine months ended March 31, 2024 (in thousands):

	Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
Americas	$7,863	$1,369	$9,232
Asia	687	9,000	9,687
Europe	159	2,452	2,611
Total	$8,709	$12,821	$21,530

The following table summarizes the revenues of the Company’s reportable segments by geographic region for the three months ended March 31, 2023 (in thousands):

	Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
Americas	$3,064	$992	$4,056
Asia	271	2,420	2,691
Europe	63	546	609
Total	$3,398	$3,958	$7,356

The following table summarizes the revenues of the Company’s reportable segments by geographic region for the nine months ended March 31, 2023 (in thousands):

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

Contract Balances

The following table summarizes the changes in the opening and closing balances of the Company’s contract asset (included in Other current assets on the Consolidated Balance Sheet) and contract liability (included as Deferred revenue on the Consolidated Balance Sheet) for the first nine months of fiscal years 2024 and 2023 (in thousands):

	Contract Assets	Contract Liability
Balance, June 30, 2023	$1,894	$70
Closing, March 31, 2024	1,121	96
Increase/(Decrease)	$(773)	$26

Balance, June 30, 2022	$908	$286
Closing, March 31, 2023	1,358	114
Increase/(Decrease)	$450	$(172)

The Company records a receivable when the title for goods has transferred. Generally, all sales are contract sales (with either an underlying contract or purchase order), resulting in all receivables being contract receivables. When invoicing occurs prior to revenue recognition a contract liability is recorded (as deferred revenue on the Condensed Consolidated Balance Sheets). The amount of revenue recognized in the nine months ended March 31, 2024, that was included in the opening contract liability balance was $70 thousand which related to timing of shipments.

Contract assets are recorded when revenue recognized exceeds the amount invoiced. The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The amount of contract assets invoiced in the nine months ended March 31, 2024, that was included in the opening contract asset balance was $1.8 million, which primarily related to non-recurring engineering services.

Backlog of Remaining Customer Performance Obligations

As of March 31, 2024, the Company had partially unsatisfied performance obligations related to contracts with an original expected duration of greater than one year. Revenue expected to be recognized from these performance obligations was $1.0 million as of March 31, 2024. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, the Company’s customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to it.

Note 5: Inventory

Inventory, net of reserves, consisted of the following as of March 31, 2024 and June 30, 2023 (in thousands):

	March 31, 2024	June 30, 2023
Raw Materials	$1,774	$1,574
Work in Process	1,149	3,741
Finished Goods	2,181	2,233
Total Inventory	$5,104	$7,548

Note 6. Property and Equipment, net

Property and equipment, net consisted of the following as of March 31, 2024 and June 30, 2023 (in thousands):

	Estimated Useful Life	March 31, 2024	June 30, 2023
Land	n/a	$1,000	$1,000
Building and leasehold improvements	*	9,807	9,016
Equipment	2-10 years	73,630	71,151
Computer Equipment & Software	3-5 years	2,796	3,168
Total		87,233	84,335
Less: Accumulated Depreciation		(34,035)	(26,509)
Total		$53,198	$57,826

(*)	Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter. Buildings are amortized on a straight-line basis between 11 and 39 years.

The Company recorded depreciation expense of $2.6 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively. The Company recorded depreciation expense of $7.5 million and $6.8 million for the nine months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, equipment with a net book value totaling $1.7 million had not been placed in service and therefore was not depreciated during the period. As of June 30, 2023, fixed assets with a net book value totaling $7.1 million had not been placed in service and therefore was not depreciated during the period.

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

The total consideration paid to the Sellers at closing of the Transaction consisted of $13.9 million in cash and approximately $1.7 million of shares of the Company’s common stock. In addition, the Company issued a secured promissory note (the “Promissory Note”) in the original principal amount of $4.0 million issued by the Purchaser to the Sellers’ representative with the terms described under Note 10. Notes Payable below.

Pro Forma Results

The following unaudited pro forma financial information summarizes the results of operations for the three and nine months ended March 31, 2024 and 2023 as if the GDSI acquisition had been completed as of July 1, 2022 (in thousands). The pro forma results were calculated applying the Company’s accounting policies and include the effects of adjustments related to the amortization charges from the acquired intangibles. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisition had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	Unaudited Proforma	Unaudited Proforma	Unaudited Proforma	Unaudited Proforma
Revenues	$7,510	$7,356	$21,530	$22,369
Net Loss	$(23,308)	$(15,545)	$(59,147)	$(45,575)
Net Loss per Share	$(0.26)	$(0.23)	$(0.75)	$(0.74)

Note 8. Goodwill

The Company performs an annual test for goodwill impairment during its last fiscal quarter. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

During the third quarter ended March 31, 2024, the Company observed continuing declines in its stock price (with increases and decreases throughout the fiscal year) from a high of $3.20 on July 3, 2023 to a low of $0.48 on October 30, 2023, which led it to conclude that a triggering event had occurred and therefore the Company performed a quantitative test for its two reporting units. Based on the results of the impairment analyses, the Company concluded that it was more likely than not that the fair value of the Fabrication Services reporting unit exceeded its carrying value; therefore, there was no goodwill impairment. However, for the RF Filter reporting unit, the Company determined that the carrying value exceeded the fair value of the reporting unit which resulted in a goodwill impairment charge of approximately $8.1 million (representing the entire goodwill assigned to this reporting unit) and is included in “Other operating expenses” in the Condensed Consolidated Statements of Operations.

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at March 31, 2024 and June 30, 2023 (in thousands):

	March 31, 2024	June 30, 2023
Accounts payable	$4,796	$3,979
Accrued salaries and benefits	2,171	4,781
Accrued goods received not invoiced	960	3,700
Accrued professional fees	6,797	2,248
Other accrued expenses	1,244	2,319
Totals	$15,968	$17,027

Note 10. Notes Payable

Convertible Senior Notes due 2027

The following table summarizes convertible debt as of March 31, 2024 (in thousands):

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Derivatives	Carrying Value
Long Term convertible notes payable
6.0% convertible senior notes	06/15/2027	6.00%	$4.71	$44,000	$(2,269)	$22	$41,753
Ending Balance as of March 31, 2024				$44,000	$(2,269)	$22	$41,753

The following table summarizes convertible debt as of June 30, 2023 (in thousands):

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Derivatives	Carrying Value
Long Term convertible notes payable
6.0% convertible senior notes	06/15/2027	6.00%	$4.71	$44,000	$(2,733)	$2,080	$43,347
Ending Balance as of June 30, 2023				$44,000	$(2,733)	$2,080	$43,347

Interest expense on the Convertible Notes during the three months ended March 31, 2024 included contractual interest of $660 thousand and debt discount amortization of $152 thousand. Interest expense on the Convertible Notes during the nine months ended March 31, 2024 included contractual interest of $1,980 thousand and debt discount amortization of $464 thousand.

Promissory Note

The Company’s wholly-owned subsidiary, Akoustis, Inc. issued a secured promissory note (the “Promissory Note”) in the original principal amount of $4.0 million to the Sellers’ representative in connection with the Company’s acquisition of GDSI in January 2023. The Sellers’ representative is a current employee of the Company. The Promissory Note does not bear interest, is subject to partial prepayment (reduction of the outstanding principal amount down to $1.3 million) on the second anniversary of the Closing Date, and is payable in full on the third anniversary of the Closing Date. The Purchaser can reduce the principal amount of the Promissory Note (i) to satisfy the Sellers’ indemnification obligations under the Purchase Agreement, and (ii) if GDSI’s President is terminated for cause or due to disability or resigns without good reason prior to maturity the Promissory Note will be cancelled in its entirety. The Promissory Note is secured by certain of the Purchaser’s and GDSI’s assets. In the event of certain events of default, including failure to pay amounts due under the Promissory Note and certain bankruptcy events, the outstanding principal amount of the Promissory Note will become immediately due. The Promissory Note will be recognized on a straight line basis over the term of the Promissory Note as compensation expense. The Company recorded compensation expense totaling $333 thousand and $1.0 million for the three and nine months, respectively, ended March 31, 2024 in “General and administrative expenses” in the Condensed Consolidated Statements of Operations with the associated liability included in “Promissory notes payable” in the Condensed Consolidated Balance Sheets.

Note 11. Concentrations

Customers

Customer concentration as a percentage of revenue for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months 03/31/2024	Three Months 03/31/2023
Customer 1	23%	15%
Customer 2	—	13%
Customer 3	13%	—

Customer concentration as a percentage of revenue for the nine months ended March 31, 2024 and 2023 are as follows:

	Nine Months 03/31/2024	Nine Months 03/31/2023
Customer 1	—	16%
Customer 2	22%	11%
Customer 3	—	11%

Customer concentration as a percentage of accounts receivable at March 31, 2024 and June 30, 2023 are as follows:

	March 31, 2024	June 30, 2023
Customer 1	18%	21%
Customer 2	—	15%

Vendors

Vendor concentration as a percentage of purchases for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months 03/31/2024	Three Months 03/31/2023
Vendor 1	14%	—

Vendor concentration as a percentage of purchases for the nine months ended March 31, 2024 and 2023 are as follows:

	Nine Months 03/31/2024	Nine Months 03/31/2023
Vendor 1	17%	—

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

Equity Incentive Plans

During the nine months ended March 31, 2024, the Company granted employees options to purchase an aggregate of approximately 0.26 million shares of common stock. The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following assumptions:

Nine Months Ended March 31, 2024
Exercise price	$0.59 – 0.97
Expected term (years)	4.00 – 4.75
Volatility	71 – 75%
Risk-free interest rate	4.42 – 4.66%
Dividend yield	0%
Weighted Average Grant Date Fair Value of Options granted during the period	$0.35

During the nine months ended March 31, 2024 the Company awarded certain employees and directors grants of an aggregate of approximately 1.7 million restricted stock units (“RSUs”) with a weighted average grant date fair value of $0.81. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest over 4 to 5 years.

During the nine months ended March 31, 2024 the Company awarded certain employees grants of an aggregate of approximately 0.55 million restricted stock units with market value appreciation conditions (“MVSUs”) with a weighted average grant date fair value of $1.41. The MVSUs will be expensed over the requisite service period. The terms of the MVSUs include vesting provisions based on continued service. The number of shares of the Company’s common stock earned at vesting is based on the Company’s stock price performance with amounts earned subject to a vesting multiplier ranging from 0% to 200%. If the service criteria are satisfied, the MVSUs will vest over 3 years.

Compensation expense related to our stock-based awards described above was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Research and Development	$132	$1,120	$783	$3,171
General and Administrative	$777	$2,090	$2,201	$4,283
Cost of Revenue	$35	—	$159
Total	$944	$3,210	$3,144	$7,454

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in thousands):

	As of March 31, 2024
	Unrecognized stock-based compensation	Weighted- average years to be recognized
Options	$757	1.61
Restricted stock units	$6,039	1.84

Nasdaq Stock Market notification

On October 24, 2023, the Company received notification from the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, stating that the Company did not comply with the minimum $1.00 bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). In accordance with Nasdaq listing rules, the Company was afforded 180 calendar days (until April 22, 2024) to regain compliance with the Bid Price Requirement (the “Initial Compliance Period”). To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this additional 180-day period, all as described in more detail in the Current Report on Form 8-K filed with the SEC on October 27, 2023. Since the Company did not regain compliance by April 22, 2024, the Company requested, and was granted, an additional 180 calendar days for the Company to regain compliance with Bid Price Requirement expiring October 21, 2024. The Company intends to monitor the closing bid price of its common stock and consider available options to regain compliance with the Bid Price Requirement which could include seeking to effect a reverse stock split.

Note 13. Leases

The Company leases office space in Huntersville, NC, Carrollton, TX, San Jose, CA and Taiwan and leases equipment in Canandaigua, NY. Its leases have remaining lease terms of up to five years, some of which include options to extend the leases for up to twenty-four months. Following adoption of ASC 842, lease expense excludes capital area maintenance and property taxes.

The components of lease expense were as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023
Operating Lease Expense	$149	$159	$453	$360

Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification on the Condensed Consolidated Balance Sheet	March31, 2024	June 30, 2023
Assets
Operating lease assets	Other non-current assets	$1,039	$1,374

Liabilities
Operating lease liabilities	Current liabilities	498	439
Operating lease liabilities	Long term liabilities	596	976

Weighted Average Remaining Lease Term:
Operating leases		2.04 Years	2.97 Years
Weighted Average Discount Rate:
Operating leases		12.92%	12.77%

The following table outlines the minimum future lease payments for the next five years and thereafter (in thousands):

For the year ending June 30,
2024	$150
2025	606
2026	374
2027	66
Thereafter	79
Total lease payments (undiscounted cash flows)	1,275

Less imputed interest	(181)
Total	$1,094

Note 14. Commitments and Contingencies

Ontario County Industrial Development Authority Agreement

On February 27, 2018, the Company entered into a Lease and Project Agreement (the “Lease and Project Agreement”) and a Company Lease Agreement (the “Company Lease Agreement” and together with the Lease and Project Agreement, the “Agreements”), each dated as of February 1, 2018, with the Ontario County Industrial Development Agency, a public benefit corporation of the State of New York (the “OCIDA”). Pursuant to the Agreements, the Company will lease for $1.00 annually to the OCIDA an approximately 9.995 acre parcel of land in Canandaigua, New York, together with the improvements thereon (including the Company’s New York fabrication facility), and transfer title to certain related equipment and personal property to the OCIDA (collectively, the “Facility”). The OCIDA will lease the Facility back to the Company for annual rent payments specified in the Lease and Project Agreement for the Company’s primary use as research and development, manufacturing, warehouse and professional office space in its business, and to be subleased, in part, by the Company to various existing tenants. The Company estimates substantial tax savings during the term of the Agreements, which expire on December 31, 2028. In addition, subject to the terms of the Lease and Project Agreement, certain purchases and leases of eligible items will be exempt from the imposition of sales and use taxes. Subject to the terms of the Lease and Project Agreement, the OCIDA has also granted to the Company an exemption from certain mortgage recording taxes for one or more mortgages securing an aggregate principal amount not to exceed $12.0 million, or such greater amount as approved by the OCIDA in its sole and absolute discretion. Benefits totaling approximately $0.4 million provided to the Company through March 31, 2024 pursuant to the terms of the Lease and Project Agreement are subject to claw back over the life of the Agreements upon certain recapture events, including certain events of default.

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

On February 9, 2024, the Company filed Motions to Exclude Expert Testimony of Qorvo’s damages expert. That same day, Qorvo filed Motions to Exclude Expert Testimony of the Company’s damages expert and one of the Company’s technical experts.

On April 25, 2024, the court granted the Company’s Motion for Partial Summary Judgment with respect to Qorvo’s false patent marking and RICO claims, but denied the remainder of the Company’s motion. That same day, the court granted in part Qorvo’s Motion to Exclude Testimony of one of Akoustis’ expert technical witnesses. On April 30, 2024, the court denied each party’s Motion to Exclude the Expert Witness Testimony of the other party’s damages expert.

On May 2, 2024, the court granted Qorvo’s Motion for Partial Summary Judgment with respect to the validity of the ‘018 Patent and the ‘755 Patent.

The trial for Qorvo Inc. vs. Akoustis Technologies, Inc., DE Case 1:21-cv-01417-JPM commenced on May 6, 2024. The Company can provide no assurance as to the outcome of such trial, and the result may include judgments against the Company for an injunction, significant damages or other relief, such as future royalty payments to Qorvo or restrictions on certain of the Company’s activities.

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

In connection with the litigation, the Company issued subpoenas to certain suppliers of Qorvo. On March 1, 2024, a supplier of Qorvo filed an inter partes review with the Patent Trial and Appeal Board challenging the validity of the ‘360 Patent and, on April 17, 2024, Qorvo made a similar filing.

On May 1, 2024, the Company filed a motion for leave to amend its complaint to add Cornell University as a co-plaintiff, as well as a motion to compel financial discovery.

The Company intends to vigorously pursue its claims against Qorvo but can provide no assurance as to the outcome of these disputes.

Resolution of each of the matters described above has been prolonged and costly, and the ultimate result or judgment is uncertain due to the inherent uncertainty in litigation and other proceedings. An adverse result in the matters described above would have a material adverse effect on the Company and its business and create an urgent need for additional liquidity or result in the Company’s curtailing or ceasing operations and seeking protection by filing a voluntary petition for relief under the Bankruptcy Code. Even if ultimately settled or resolved in the Company’s favor, the matters described above and other possible future actions have resulted in significant expenses, diversion of management and technical personnel attention and disruptions and delays in the Company’s business and product development, and other collateral consequences. Any out-of-court settlement of the above matters or other actions may also have an adverse effect on the Company’s business, financial condition and results of operations, including, but not limited to, substantial expenses, the payment of royalties, licensing or other fees payable to third parties, or restrictions on its ability to develop, manufacture, and sell its products.

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

The Company’s gross unrecognized indirect tax credits totaled $0.1 million as of March 31, 2024 and $0.1 million as of June 30, 2023 and are recorded on the Consolidated Balance Sheet as a long-term liability.

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

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three and nine months ended March 31, 2024 and 2023 are as follows (in thousands):

	Fabrication Services	RF Filters	Total
Three months ended March 31, 2024
Revenue	$2,749	$4,761	$7,510
Cost of revenue	2,068	5,093	7,161
Gross margin	681	(332)	349
Research and development	—	5,971	5,971
General and administrative	1,212	7,723	8,935
Other operating expenses	—	8,051	8,051
Income (Loss) from Operations	$(531)	$(22,077)	$(22,608)

Three months ended March 31, 2023
Revenue	$3,397	$3,959	$7,356
Cost of revenue	2,009	6,463	8,472
Gross margin	1,388	(2,504)	(1,116)
Research and development	—	7,349	7,349
General and administrative	2,018	6,799	8,817
Income (Loss) from Operations	$(630)	$(16,652)	$(17,282)

Nine months ended March 31, 2024
Revenue	$8,709	$12,820	$21,529
Cost of revenue	5,868	15,715	21,583
Gross margin	2,841	(2,895)	(54)
Research and development	—	22,729	22,729
General and administrative	3,413	25,040	28,453
Other operating expenses	—	8,051	8,051
Income (Loss) from Operations	$(572)	$(58,715)	$(59,287)

Nine months ended March 31, 2023
Revenue	$6,248	$12,540	$18,788
Cost of revenue	4,027	16,173	20,200
Gross margin	2,221	(3,633)	(1,412)
Research and development	—	25,079	25,079
General and administrative	2,018	19,632	21,650
Income (Loss) from Operations	$203	$(48,344)	$(48,141)

As of March 31, 2024
Accounts receivable	$1,213	$3,235	$4,448
Property and equipment, net	2,112	51,086	53,198

As of June 30, 2023
Accounts receivable	$1,124	$3,629	$4,753
Property and equipment, net	2,394	55,432	57,826

Note 16. Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three and nine months ended March 31, 2024 and March 31, 2023 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Convertible Notes	9,341,825	9,341,825
Options	3,031,625	3,232,112
Warrants	—	41,103
Total	12,373,450	12,615,040

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

The following table classifies the liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2024:

	Fair value at March 31, 2024	Level 1	Level 2	Level 3
Derivative liabilities	$22	$—	$—	$22
Total fair value	$22	$—	$—	$22

The following table classifies the liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2023:

	Fair value at June 30, 2023	Level 1	Level 2	Level 3
Derivative liabilities	$2,080	$—	$—	$2,080
Total fair value	$2,080	$—	$—	$2,080

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities that are measured at fair value on a recurring basis:

Derivative liabilities	March 31, 2024
Beginning balance	$2,080
Change in fair value of derivative liabilities	(2,058)
Ending balance	$22

There were no transfers between Level 1, 2, or 3 valuation classifications during the three or nine months ended March 31, 2024.

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

The fair value of the embedded derivatives in our convertible notes as of March 31, 2024 and June 30, 2023 were valued with the following assumptions:

	March 31, 2024	June 30, 2023
Stock Price	$0.59	$3.18
Volatility of stock price	85%	70%
Risk free interest rate	4.38%	4.32%
Debt yield	42.87%	40.6%
Remaining term (years)	3.2	4.0

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

Overview

Akoustis® is an emerging commercial product company focused on developing, designing, and manufacturing innovative RF filter solutions for the wireless industry, including for products such as smartphones and tablets, network infrastructure equipment, Wi-Fi Customer Premise Equipment (“CPE”), automotive and defense applications. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RF front-end (“RFFE”). Located between the device’s antenna and its digital backend, the RFFE is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. We have developed a proprietary microelectromechanical system (“MEMS”) based bulk acoustic wave (“BAW”) technology and a unique manufacturing process flow, called “XBAW®”, for our filters produced for use in RFFE modules. Our XBAW® filters incorporate optimized high purity piezoelectric materials for high power, high frequency and wide bandwidth operation. We are developing RF filters for 5G, Wi-Fi, automotive and defense bands using our proprietary resonator device models and product design kits (PDKs). As we qualify our RF filter products, we are engaging with target customers to evaluate our filter solutions. Our initial designs target UHB, sub 7 GHz 5G, Wi-Fi, automotive and defense bands. We expect our filter solutions will address problems (such as loss, bandwidth, power handling, and isolation) created by the growing number of frequency bands in the RFFE of mobile devices, infrastructure and premise equipment to support 5G, and Wi-Fi. We have prototyped, sampled and begun commercial shipment of our single-band low loss BAW filter designs for 5G frequency bands and 5 GHz and 6 GHz Wi-Fi bands which are suited to competitive BAW solutions and historically cannot be addressed with low-band, lower power handling surface acoustic wave (“SAW”) technology. Additionally, through our wholly owned subsidiary, RFMi, we operate a fabless business whereby we make sales of complementary SAW resonators, RF filters, crystal (“Xtal”) resonators and oscillators, and ceramic products—addressing opportunities in multiple end markets, such as automotive and industrial applications. We also offer back end semiconductor supply chain services through our wholly owned subsidiary, GDSI, which we acquired in January 2023.

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

Technology. Our device technology is based upon bulk-mode acoustic resonance, which we believe is superior to surface-mode resonance for high-band and ultra-high- band (“UHB”) applications that include 4G/LTE, 5G, Wi-Fi, automotive and defense applications. Although some of our target customers utilize or manufacture the RFFE module, they may lack access to critical UHB filter technology that we produce, which is necessary to compete in high frequency applications.

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

Intellectual Property. As of May 1, 2024, our IP portfolio included 103 patents, including a blocking patent that we have licensed from Cornell University. Additionally, as of May 1, 2024, we have 79 pending patent applications. These patents cover our XBAW® RF filter technology from raw materials through the system architectures. Given the significance of the Company’s intellectual property to its business, the Company enforces its intellectual property rights and protects its patent portfolio, which may include filing lawsuits against companies that the Company believes are infringing upon its patents. The Company considers protecting its intellectual property rights to be central to its business model and competitive position in the RF filter industry.

By designing, manufacturing, and marketing our RF filter products to mobile phone OEMs, defense OEMs, network infrastructure OEMs, automotive OEMs and Wi-Fi CPE OEMs, we seek to enable broader competition among the front-end module manufacturers.

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

Recent Legislation

On August 9, 2022, President Biden signed into law the CHIPS and Science Act of 2022, which appropriates funds to support the construction of semiconductor plants in the United States and advancement of United States semiconductor research and development. The Company is seeking to expand its domestic manufacturing footprint including both semiconductors and advanced packaging at our NY campus under the DoC Chips for America program. We have received feedback on our pre-application from the DoC and we expect to file a final application in calendar year 2024. In addition, during the quarter ended March 31, 2024, the Company claimed $644 thousand of investment tax credit which will be realized over the useful life of the claimed property.

Recent Developments

On January 10, 2024, we announced that five of our patented XBAW® filters are being designed into a new quad-band enterprise Wi-Fi access point (AP) platform.

On January 29, 2024, we announced that we had secured a Tier-1 design win for a wireless Battery Management System (wBMS) chipset in Electric Vehicles (EVs) from a leading automotive product supplier directly supplying the OEM.

On February 8, 2024, we announced multiple narrowband and wideband patented XBAW® filters are being designed into two new programs with an enterprise Wi-Fi access point (AP) solutions provider.

On February 12, 2024, we announced that two of our patented XBAW® filters are being integrated into a Wi-Fi 7 router platform with a leading US-based carrier, catering to more than 32 million residential customers.

On April 3, 2024, we announced two new bandedge RF filter products for Wi-Fi Automotive and Access Point applications. These filters are expected to ramp into production in the second half of calendar year 2024.

On April 8, 2024, we announced that our high-performance narrowband patented XBAW® filters are being designed into a new program with an enterprise-class original equipment manufacturer (OEM).

Critical Accounting Estimates

Other than as described, below, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2023 Annual Report.

Goodwill

The Company performs goodwill impairment analysis annually during its last fiscal quarter, or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. During the third quarter ended March 31, 2024, the Company observed continuing declines in its stock price (with increases and decreases throughout the fiscal year) from a high of $3.20 on July 3, 2023 to a low of $0.48 on October 30, 2023, which led it to conclude that a triggering event had occurred and therefore the Company performed a quantitative test for its two reporting units.

The fair values of the reporting units were based upon an equal weighting of the income approach and a market based approach: the guideline public company method. The income approach utilizes a discounted cash flow analysis. The guideline public company approach utilizes comparable public company information, key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable. The significant assumptions used in these approaches include revenue growth rates, profit margins, projected future cash flows and discount rates under the income approach as well as valuation multiples derived from comparable public trading companies under the market approach. The discount rate used in the income approach is based on the weighted average cost of capital and ranged between 17.5% for Fabrication Services and 15.5% for RF Filters, which was derived from the financial structures of comparable companies corresponding to the industry of each reporting unit.

Based on the Company’s interim impairment test of goodwill, in connection with the preparation of the financial statements included with this report, it was determined for the Fabrication Services reporting units that the reporting units’ fair value was in excess of its respective carrying value as of March 31, 2024; however, for the RF Filter unit it was determined that the carrying value of the reporting unit exceeded its fair value which resulted in a goodwill impairment charge of approximately $8.1 million (representing the entire goodwill assigned to this reporting unit).

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

Results of Operations

Three Months Ended March 31, 2024 and 2023

Revenue

The Company recorded revenue of $7.5 million for the three months ended March 31, 2024 as compared to $7.4 million for the three months ended March 31, 2023. The increase of $0.1 million, or 2%, was primarily due to an increase in filter revenue of $0.8 million or 20%, offset by a decrease in fabrication services revenue of $0.7 million or 19%.

Cost of Revenue

Cost of revenue includes direct labor, material, net realizable value (NRV) adjustments, and facility costs primarily associated with manufacturing of filter products and engineering services. The Company recorded cost of revenue of $7.2 million for the three months ended March 31, 2024 as compared to $8.5 million for the three months ended March 31, 2023. The $1.3 million decrease is primarily due to a reduction in inventory adjustment costs associated with filter revenue.

Research and Development Expenses

R&D expenses were $6.0 million for the three months ended March 31, 2024, as compared to $7.3 million for the three months ended March 31, 2023, a decrease of $1.3 million or 17.8%. The decrease was driven by a $0.5 million decrease in material and equipment related costs and a $1.5 million decrease in personnel costs related to R&D activities. This decrease was partially offset by an increase in facility costs of $0.6 million.

General and Administrative Expense

General and administrative (“G&A”) expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the three months ended March 31, 2024 were $8.9 million, which is a decrease of $0.1 million compared to the $8.8 million for the three months ended March 31, 2023. Year-over-year changes within G&A expenses include a decrease in employee compensation (including stock-based compensation) of $2.0 million. This was partially offset by an increase in general expenses such as professional fees and property tax which increased by $1.9 million.

Other Operating Expenses

Other operating expense for the three months ended March 31, 2024 was $8.1 million, compared to other operating expense of $0.0 million for the three months ended March 31, 2023. The expense increase of $8.1 million was primarily due to an increase in goodwill impairment of $8.1 million.

Other (Expense)/Income

Other expense for the three months ended March 31, 2024 was $0.7 million, compared to other expense of $0.6 million for the three months ended March 31, 2023. The expense increase of $0.1 million was comprised of an increase in interest expense of $0.2 million, and a decrease in the gain on contingent liabilities of $0.2 million, offset by a reduction in the loss on the value of derivative liabilities of $0.4 million.

Net Loss

The Company recorded a net loss of $23.3 million for the three months ended March 31, 2024, compared to a net loss of $15.5 million for the three months ended March 31, 2023. The period-over-period increase in the loss of $7.8 million, or 49.9%, was primarily driven by an increase in gross profit of $1.5 million along with a decrease in R&D expense $1.3 million. The increase in gross profit and decrease in expenses were partially offset by a decrease in the income tax benefit of $2.4 million and an increase in goodwill impairment expenses of $8.1 million.

Nine months ended March 31, 2024 and 2023

Revenue

The Company recorded revenue of $21.5 million for the nine months ended March 31, 2024 as compared to $18.8 million for the nine months ended March 31, 2023. The increase of $2.7 million was primarily due to an increase in fabrication revenue of $2.5 million or 40%, which includes revenue from sales of GDSI services.

Cost of Revenue

Cost of revenue includes direct labor, material, net realizable value (NRV) adjustments, and facility costs primarily associated with manufacturing of filter products and engineering services. The Company recorded cost of revenue of $21.6 million for the nine months ended March 31, 2024 as compared to $20.2 million for the nine months ended March 31, 2023. The $1.4 million increase is primarily due to costs related to fabrication services which increased by $1.8 million or 46%, which includes cost of revenue from services provided by GDSI.

Research and Development Expenses

R&D expenses were $22.7 million for the nine months ended March 31, 2024, as compared to $25.1 million for the nine months ended March 31, 2023, a decrease of $2.4 million or 9.6%. Personnel costs, including stock-based compensation, were $10.8 million compared to $13.3 million in the prior year period, a decrease of $2.5 million or 18.8%. In addition, material and equipment related costs were $1.5 million or 33.2% lower than the prior period. These decreases were partially offset by an increase in facility costs of $1.7 million or 28.3%.

General and Administrative Expense

G&A expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the nine months ended March 31, 2024 were $28.4 million, which is an increase of $6.8 million compared to the $21.6 million for the nine months ended March 31, 2023. Year-over-year changes within G&A expenses include a decrease in personnel costs, including stock compensation, of $1.6 million or 15.9%. In addition, general expenses including professional fees, sales commissions, property taxes and intangible amortization, increased by $8.1 million, or 98%.

Other Operating Expenses

Other operating expense for the nine months ended March 31, 2024 was $8.1 million, compared to other operating expense of $0.0 million for the nine months ended March 31, 2023. The expense increase of $8.1 million was primarily due to an increase in goodwill impairment of $8.1 million.

Other (Expense)/Income

Other income for the nine months ended March 31, 2024 was $0.1 million, compared to other expense of $0.1 million for the nine months ended March 31, 2023. The expense increase of $0.2 million was primarily comprised of a reduction in the gain on the value of contingent consideration of $1.4 million offset by an increase in the gain on the value of derivative liabilities of $1.6 million.

Net Loss

The Company recorded a net loss of $59.1 million for the nine months ended March 31, 2024, compared to a net loss of $45.8 million for the nine months ended March 31, 2023. The period-over-period incremental loss of $13.4 million, or 29.2%, was primarily driven by an increase in goodwill impairment of $8.1 million, an increase in G&A expenses of $6.8 million and a decrease in income tax benefit of $2.4 million. These expense increases were partially offset by an increase in gross profit of $1.4 million and a decrease of R&D expenses of $2.4 million.

Liquidity and Capital Resources

Overview

We are experiencing financial and operating challenges. In the absence of additional liquidity, we anticipate that existing cash resources, with our continued focus on cash conservation, will be sufficient to fund our operations into the third quarter of fiscal 2025. Furthermore, an adverse judgment against the Company in its ongoing trial with respect to Qorvo Inc. vs. Akoustis Technologies, Inc. DE Case 1:21-cv-01417-JPM, as described above under Note 14. Commitments and Contingencies (the “Delaware Trial”), would reduce the amount of time that the Company could continue operating with its current cash resources, and create an urgent need for additional liquidity or result in the Company’s curtailing or ceasing operations and seeking protection by filing a voluntary petition for relief under the Bankruptcy Code. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing.

The Company has incurred losses and negative cash flow from operations since inception. Our operations thus far have been funded primarily with sales of equity and debt securities, as well as contract research and government grants, revenue from customers, foundry services and engineering services. In November 2023, we announced that we had undertaken significant expense reductions and cost-saving measures to reduce our operating cash flow burn. As a result of these cost-savings initiatives, the operating expenditures supporting the future growth of our manufacturing capabilities and expansion of our product offerings have decreased, along with decreases in research and development and headcount costs. Additionally, the Company estimates that approximately $0.7 million of additional cash is needed to complete construction in progress assets that are currently not in service, which construction has been paused as part of these cost-savings initiatives.

The Company’s short-term and long-term liquidity requirements primarily arise from funding (i) research and development expenses, (ii) G&A expenses including salaries, bonuses, and commissions, (iii) working capital requirements, (iv) business acquisitions and investments we may make from time to time, and (v) interest and principal payments related to our $44.0 million aggregate principal amount of outstanding convertible notes and $4.0 million promissory note. Additionally, to the extent that the outcome of the Delaware Trial includes judgments against the Company for significant damages or other relief, the Company’s liquidity will be additionally and severely constrained.

In January 2024, we completed a public offering of our common stock raising $10.4 million in net proceeds. We have access to an at-the-market offering program pursuant to which we may sell up to $50.0 million of Common Stock. As of the date of this Quarterly Report, the Company had sold $2.0 million of Common Stock under such at-the-market offering program is re-activating the at-the-market offering program. However, the sales agents are under no obligation to make any sales of our Common Stock under the at-the-market offering program and we may not be able to access all, or any portion, of the potential funding represented by the facility, or access sufficient funding quickly enough to meet our short-term liquidity needs.

Balance Sheet and Working Capital

The Company had $15.2 million of cash and cash equivalents on hand as of March 31, 2024, which reflects a decrease of $27.9 million compared to $43.1 million as of June 30, 2023. The decrease is primarily due to cash used in operations of $32.2 million, and cash used for investing activities of $6.1 million. These uses of cash were partially offset by cash proceeds related to the January 2024 equity raise of $10.4 million. The Company estimates that cash on hand will be sufficient to fund its operations as currently conducted, including current capital expense commitments, for at least the next twelve months from the date of filing of this Form 10-Q. However, the Company has historically incurred recurring operating losses and will continue to do so until it generates sufficient revenues from operations; as a result, we are actively exploring obtaining additional capital through, among other means, public or private equity offerings (including sales of our common stock under our at-the-market equity offering program), debt financings, real estate- or equipment-based financing arrangements, corporate collaborations and/or licensing arrangements. There is no assurance that the Company’s projections and estimates are accurate. The Company is actively managing and controlling its cash outflows to mitigate liquidity risks; however, these efforts may not be successful.

March 31, 2024 compared to June 30, 2023

As of March 31, 2024, the Company had current assets of $28.6 million, made up primarily of cash on hand of $15.2 million. As of June 30, 2023, current assets were $59.8 million comprised primarily of cash on hand of $43.1 million.

Property, Plant and Equipment was $53.2 million as of March 31, 2024 as compared to a balance of $57.8 million as of June 30, 2023.

Total assets as of March 31, 2024 and June 30, 2023 were $102.6 million and $148.9 million, respectively.

Current liabilities as of March 31, 2024 and June 30, 2023 were $18.2 million and $17.6 million, respectively.

Long-term liabilities totaled $42.5 million as of March 31, 2024, compared to $45.1 million as of June 30, 2023.

Stockholders’ equity was $41.9 million as of March 31, 2024, compared to $86.2 million as of June 30, 2023, a decrease of $44.3 million, or 51.4%. This decrease was primarily due to the net loss for the nine months ended March 31, 2024 of $59.1 million which was partially offset by the increase in additional paid-in-capital (“APIC”) of $15.0 million. The increase in APIC was primarily due to common stock issued in the equity raise of $10.4 million, common stock issued for note interest of $1.3 million and common stock issued for services of $3.2 million.

Cash Flow Analysis

Operating activities used cash of $32.2 million during the nine months ended March 31, 2024 and $36.1 million during the comparative period ended March 31, 2023. The $3.9 million period-over-period decrease in cash used was primarily attributable to reductions in inventory.

Investing activities used cash of $6.1 million for the nine months ended March 31, 2024 compared to $23.9 million for the comparative period ended March 31, 2023. The decrease of $17.8 million was primarily due to a $13.9 reduction in cash paid for investment in subsidiaries and a $4.0 million decrease in purchases of capital equipment.

Cash proceeds from financing activities decreased by $21.9 million compared to the nine months ended March 31, 2023 primarily due to the decrease in proceeds from the issuance of common stock.

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

As of March 31, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of operating losses and will need to raise significant additional capital to continue our business and operations. Additionally, the trial with respect to Qorvo Inc. vs. Akoustis Technologies, Inc. DE Case 1:21-cv-01417-JPM is currently in process. An adverse outcome in this trial will severely constrain our liquidity. If we are unable to raise capital or secure financing on favorable terms, or at all, in the near term to meet our capital and operating needs, we may be forced to further delay, reduce or eliminate our operating activities, or cease operations and seek protection by filing a voluntary petition for relief under the Bankruptcy Code, which would have a material adverse effect on our business and could cause you to lose all of your investment.

We are experiencing financial and operating challenges. As of March 31, 2024, we had $15.2 million of cash and cash equivalents. As disclosed in Note 2 to the accompanying condensed consolidated financial statements, we believe there is substantial doubt about our ability to continue as a going concern. To remain viable, we will require significant additional liquidity to fund our cash requirements until we can achieve and maintain profitability that will sustain our operations. Furthermore, an adverse judgment against the Company in its ongoing trial with respect to Qorvo Inc. vs. Akoustis Technologies, Inc. DE Case 1:21-cv-01417-JPM (the “Delaware Proceeding”), as described above under Note 14. Commitments and Contingencies and in the risk factor immediately below, would reduce the amount of time that the Company could continue operating with its current cash resources, and create an urgent need for additional liquidity or result in the Company’s curtailing or ceasing operations and seeking protection by filing a voluntary petition for relief under the Bankruptcy Code.

We are actively exploring additional sources of liquidity and may seek to raise such capital through, among other means, public or private equity offerings (including sales of our common stock under our at-the-market equity offering program, which we are re-activating, debt financings, real estate- or equipment-based financing arrangements, corporate collaborations and/or licensing arrangements. However, general market conditions or the market price of our common stock may not support these capital raising transactions on terms favorable to us, or at all. If we are unable to obtain adequate financing or financings on terms satisfactory to us in the near term, we may be forced to undertake additional measures, which may include delaying or reducing our R&D plan and/or manufacturing and sales activities, materially curtailing or eliminating our operations, selling or disposing of our rights or assets, pursuing sale or other strategic transactions, or undergoing restructuring or insolvency proceedings. Factors that could limit our ability to raise additional capital after this offering include, among other matters:

●	the expectation that we will continue to incur losses and generate negative cash flows from operations;

●	our substantially limited liquidity and capital resources to meet our obligations as they become due;

●	the potential that our common stock will be delisted by Nasdaq in the event we fail to regain compliance in a timely manner with the minimum bid price requirement;

●	the lawsuit filed by Qorvo, Inc. in October 2021, which is currently in trial, alleging claims of infringement, misappropriation and misuse of intellectual property and related expenses and disruptions to our business;

●	the amounts outstanding under our $44.0 million principal amount of our 6.0% Convertible Senior Notes due 2027 and a $4.0 million promissory note issued in connection with our acquisition of GDSI (including the potential we may experience one or more defaults or events of default under such instruments); and

●	risks and uncertainties that are described in more detail in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our most recent Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q.

Any inability to raise adequate funds on commercially reasonable terms and in the near term could have a material adverse effect on our business, results of operation and financial condition, including the possibility that a lack of funds causes our business to fail and liquidate, resulting in our stockholders losing some or all of their investment.

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

On October 4, 2021, the Company was named as a defendant in the Delaware Proceeding alleging, among other things, patent infringement, false advertising, false patent marking, and unfair competition. The complaint alleges that the defendants misappropriated proprietary information, made misleading statements about the characteristics of certain of its products, and sold products infringing on certain of the plaintiff’s patents. The plaintiff seeks an injunction enjoining the Company from the alleged infringement and damages, including punitive and statutory enhanced damages, in an unspecified amount. On February 8, 2023, Qorvo filed an amended complaint adding allegations of misappropriation of trade secrets, racketeering activities, and civil conspiracy. The Company developed defenses and mitigation strategies in response to the complaints, and on February 1, 2024, filed a motion for summary judgment to seek ruling in the Company’s favor on the claims made by Qorvo in its complaints except for Qorvo’s claims of patent infringement. The Company’s motion also sought a ruling that certain of its recent designs do not infringe one of the patents asserted by Qorvo. That same day, Qorvo filed a motion seeking partial summary judgment in its favor with respect to the Company’s defenses of invalidity regarding the ’018 Patent and the ’755 Patent. On February 9, 2024, each of the Company and Qorvo filed a motion to exclude expert testimony of certain damages and technical experts. On April 25, 2024, the court granted the Company’s motion for summary judgment with respect to Qorvo’s false patent marking and RICO claims, but denied the remainder of the Company’s motion. Additionally on February 9, 2024, the court granted Qorvo’s motion to exclude testimony of one of the Company’s technical experts and denied each party’s motion to exclude testimony of the other’s damages expert. On May 2, 2024, Qorvo’s motion for partial summary judgment with respect to the ‘018 Patent and the ‘755 Patent was granted. The trial with respect to the Delaware Proceeding commenced on May 6, 2024.

On April 20, 2023, the Company filed a complaint against Qorvo in the United States District Court for the Eastern District of Texas alleging infringement by Qorvo of a patent licensed exclusively to the Company by Cornell University (the “360 Patent”). The complaint alleges Qorvo’s willful infringement of the Cornell patent and seeks remedies including enhanced damages and attorneys’ fees. On July 24, 2023, Qorvo filed a motion to dismiss the complaint, which remains pending. On August 11, 2023, Qorvo filed a motion to strike Akoustis’ infringement contentions, which was denied by the court at a hearing held on January 10, 2024. On March 1, 2024, a supplier of Qorvo subpoenaed by the Company filed an inter partes review challenging the validity of the ‘360 Patent and, on April 17, 2024, Qorvo made a similar filing. On May 1, 2024, the Company filed a motion for leave to file an amended complaint to add Cornell University as a co-plaintiffs, as well as a motion to compel financial discovery. The Company intends to vigorously pursue its claims against Qorvo but can provide no assurance as to the outcome of this dispute.

The litigation described above has been prolonged and resulted in significant expenses, diversion of management and technical personnel attention, disruptions and delays in the Company’s business and product development, and other collateral consequences. The ultimate result or judgment of each of these matters is uncertain due to the inherent uncertainty in litigation and other proceedings and, as the Company cannot currently predict the results of the proceedings, no corresponding accrual has been recorded in the financial statements included in this Form 10-Q. However, a significant judgment against the Company in the Delaware Proceeding, which is currently in trial, would have a material adverse effect on the Company’s business, which could result in the Company needing to curtail or cease operations and seek protection by filing a voluntary petition for relief under the Bankruptcy Code. Any settlement of the Delaware Proceeding or other actions may also have an adverse effect on the Company’s business, financial condition and results of operations, including, but not limited to, substantial expenses, the payment of royalties, licensing or other fees payable to third parties, or restrictions on its ability to develop, manufacture, and sell its products.

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

On October 24, 2023, we received notification from the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, stating that the Company did not comply with the minimum $1.00 bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). In accordance with Nasdaq listing rules, the Company was afforded 180 calendar days (until April 22, 2024) to regain compliance with the Bid Price Requirement (the “Initial Compliance Period”). To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this additional 180-day period, all as described in more detail in the Current Report on Form 8-K filed with the SEC on October 27, 2023. Since the Company did not regain compliance by the Initial Compliance Period, the Company requested, and was granted, an additional 180 calendar days for the Company to regain compliance with Bid Price Requirement expiring October 21, 2024. The Company intends to monitor the closing bid price of its common stock and consider available options to regain compliance with the Bid Price Requirement, which could include seeking to effect a reverse stock split

The closing price of our common stock was $0.60 on May 1, 2024. There can be no assurance that we will regain compliance with the Bid Price Requirement by the second compliance period deadline of October 21, 2024. Our inability to regain compliance with the Bid Price Requirement would materially impair our ability to raise capital. Moreover, our common stock would likely then trade only in the over-the-counter market and the market liquidity of our common stock could be adversely affected and its market price could decrease. If our common stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Other than any sales previously reported in the Company’s Current Reports on Form 8-K, the Company did not sell any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 2, 2022, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with Oppenheimer & Co. Inc., Craig-Hallum Group LLC and Roth Capital Partners, LLC (each, a “Sales Agent” and, together, the “Sales Agents”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Sales Agents shares of Common Stock having an aggregate offering price of up to $50,000,000 (the “Shares”). Effective May 24, 2022, the Company suspended sale under the Sales Agreement after making sales of $2.0 million of Common Stock thereunder. Effective with the filing of this Quarterly Report on Form 10-Q, the Company is re-activating its at-the-market offering program under the Sales Agreement.

ITEM 6. EXHIBITS.

The exhibits in the Exhibit Index below are filed or furnished, as applicable, as part of this report.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Conversion of the Company, as filed with the Nevada Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.2	Certificate of Conversion of the Company, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.3	Certificate of Incorporation, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.4	Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on November 4, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2019)

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 10, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2022)

3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 2, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2023)

3.7	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020)

10.1†	Form of Director Indemnification Agreement

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

101*	Interactive Data Files of Financial Statements and Notes

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2024	Akoustis Technologies, Inc.

	By:	/s/ Kenneth E. Boller
Kenneth E. Boller
Chief Financial Officer
(Principal Financial and Accounting Officer)