Form 10-K
period 2024-06-30
Akoustis Technologies, Inc.
filed 2024-10-08
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates on December 31, 2023 was approximately $60.4 million. For purposes of this computation, shares of Common Stock held by all officers, directors, and any beneficial owners of 10% or more of the outstanding Common Stock were excluded because such persons may be deemed to be affiliates of the registrant. Such determination should not be deemed an admission that such persons are, in fact, affiliates of the registrant.

As of October 2, 2024, there were 154,590,918 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended June 30, 2024. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

if we are unable to arrange financing in the near term or timely appeal recent judgments and awards issued by the Delaware District Court, we may be forced to seek protection by filing a voluntary petition for relief under the Bankruptcy Code;

●	our limited operating history,

●	our inability to generate revenues or achieve profitability,

●	the impact of the conflicts in Ukraine and the Middle East, global pandemics such as COVID-19, and other sources of volatility on our operations, financial condition and the worldwide economy, including our ability to access the capital markets,

●	increases in prices for raw materials, labor, and fuel caused by rising inflation,

●	our inability to obtain adequate financing and sustain our status as a going concern,

●	the results of our research and development (“R&D”) activities,

●	our inability to achieve acceptance of our products in the market,

●	general economic conditions, including upturns and downturns in the industry,

●	existing or increased competition,

●	our inability to successfully scale our New York wafer fabrication facility and related operations while maintaining quality control and assurance and avoiding delays in output,

●	contracting with customers and other parties with greater bargaining power and agreeing to terms and conditions that may adversely affect our business,

●	the possibility that the anticipated benefits from our business acquisitions will not be realized in full or at all or may take longer to realize than expected,

●	the possibility that costs or difficulties related to the integration of acquired businesses’ operations will be greater than expected and the possibility of disruptions to our business during integration efforts and strain on management time and resources,

●	risks related to doing business in foreign countries, including rising tensions between the United States and China,

●	any cybersecurity breaches or other disruptions compromising our proprietary information and exposing us to liability,

●	our limited number of patents,

●	failure to obtain, maintain and enforce our intellectual property rights,

●

claims of infringement, misappropriation or misuse of third-party intellectual property, including the lawsuit filed by Qorvo, Inc. in October 2021, that, regardless of merit, has resulted in significant expense and a large jury award and related awards in respect of attorneys’ fees and pre- and post-judgment interest in favor of Qorvo,

●	the impact of recent departures of executive officers and directors and our inability to attract and retain qualified personnel,

●	results of any arbitration or litigation that may arise,

●	our reliance on third parties to complete certain processes in connection with the manufacture of our products,

●	product quality and defects,

●	our ability to market and sell our products,

●	our failure to innovate or adapt to new or emerging technologies, including in relation to our competitors,

●	our failure to comply with regulatory requirements,

●	stock volatility and illiquidity,

●	our failure to implement our business plans or strategies,

●	our failure to maintain effective internal control over financial reporting,

●	our failure to obtain or maintain a Trusted Foundry accreditation or our New York fabrication facility, and

●	shortages in supplies needed to manufacture our products, or needed by our customers to manufacture devices incorporating our products.

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

v

PART I

ITEM 1. BUSINESS

Overview

Akoustis Technologies, Inc., a Delaware corporation, was incorporated in 2013. The Company is focused on developing, designing, and manufacturing innovative RF filter solutions for the wireless industry, including for products such as smartphones and tablets, network infrastructure equipment, Wi-Fi Customer Premise Equipment (“CPE”), and defense applications. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RF front-end (“RFFE”). Located between the device’s antenna and its digital backend, the RFFE is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. We have developed a proprietary microelectromechanical system (“MEMS”) based bulk acoustic wave (“BAW”) technology and a unique manufacturing process flow, called “XBAW ®”, for our filters produced for use in RFFE modules. Our XBAW® filters incorporate optimized high purity piezoelectric materials for high power, high frequency and wide bandwidth operation. We are developing RF filters for 5G, Wi-Fi and defense bands using our proprietary resonator device models and product design kits (“PDKs”). As we qualify our RF filter products, we are engaging with target customers to evaluate our filter solutions. Our initial designs target UHB, sub-7 GHz 5G, Wi-Fi and defense bands. We expect our RF filter solutions will address problems (such as loss, bandwidth, power handling, and isolation) created by the growing number of frequency bands in the RFFE of mobile devices, infrastructure and premise equipment to support 5G, and Wi-Fi. We have prototyped, sampled and shipped our single-band low loss BAW filter designs for 5G frequency bands and 5 GHz and 6 GHz Wi-Fi bands which are suited to competitive BAW solutions and historically cannot be addressed with low-band, lower power handling surface acoustic wave (“SAW”) technology. Additionally, through our wholly owned subsidiary, RFMi, of which we acquired majority ownership in October 2021 and full ownership in April 2023, we operate a fabless business whereby we make sales of complementary SAW resonators, RF filters, crystal (“Xtal”) resonators and oscillators, and ceramic products—addressing opportunities in multiple end markets, such as automotive and industrial applications. We also offer back-end semiconductor supply chain services through our wholly owned subsidiary, GDSI, which we acquired in January 2023.

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

Intellectual Property. As of September 1, 2024, our IP portfolio included 97 patents. Additionally, as of September 1, 2024, we have 31 pending patent applications. These patents cover our XBAW® RF filter technology from raw materials through the system architectures. Given the significance of the Company’s intellectual property to its business, the Company enforces its intellectual property rights and protects its patent portfolio, which may include filing lawsuits against companies that the Company believes are infringing upon its patents. The Company considers protecting its intellectual property rights to be central to its business model and competitive position in the RF filter industry.

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

To help drive our XBAW filter business, we plan to continue to pursue RF filter design and R&D development agreements and potentially joint ventures with target customers and other strategic partners, although we cannot guarantee we will be successful in these efforts. These types of arrangements may subsidize technology development costs and qualification, filter design costs, and offer complementary technology and market intelligence and other avenues to revenue. However, we intend to retain ownership of our core XBAW technology, intellectual property, designs, and related improvements. Across our combined portfolio of Akoustis, XBAW, and RFMi products, as resources permit, we expect to continue development of catalog designs for multiple customers and to offer such catalog products in multiple sales channels.

Recent Developments

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

On May 1, 2024, we announced two design wins with a Tier-1 Network Infrastructure customer for two Wi-Fi 7 fixed wireless access enterprise and home gateway platforms.

On May 17, 2024, after a trial in the U.S. District Court for the District of Delaware (the “District Court”) in the matter of Qorvo Inc. vs. Akoustis Technologies, Inc. DE Case 1:21-cv-01417-JPM (the “Qorvo Litigation”), a jury verdict was entered in favor of plaintiff, Qorvo Inc. (“Qorvo”), and against the Company. Although several of Qorvo’s claims were either withdrawn or dismissed before or during trial, or decided by the jury in the Company’s favor, the jury found that the Company was unjustly enriched by the willful misappropriation of certain Qorvo trade secrets and that certain accused products infringed U.S. Patent Nos. 7,522,018 and 9,735,755. The Company believes that its XBAW products incorporating previously disclosed design updates are not affected by this verdict. The jury awarded Qorvo approximately $38.6 million in damages.

On May 22, 2024, we announced the final release to manufacturing of design updates across our product portfolio which removed any patent features claimed by Qorvo in U.S. Patent Nos. 7,522,018 and 9,735,755.

On June 27, 2024, we announced that we received $2 million in volume orders for Wi-Fi 7 program from a Tier-1 carrier in their Tri-Band 4x4 MIMO router.

On July 9, 2024, we announced an $8 million volume XBAW® order with a Tier-1 customer to be used in their Wi-Fi 6E and Wi-Fi 7 Access Points.

On August 13, 2024, we announced an additional purchase order for $13 million XBAW® filters from our existing Tier-1 customer for use in their Wi-Fi Access Points raising production commitments to greater than $21 million, plus a customer option to increase order quantities.

On September 9, 2024, the District Court issued an Order Granting in Part and Denying in Part Plaintiff’s Motion for Attorneys’ Fees (the “Attorneys’ Fees Order”). The Attorneys’ Fees Order awarded Qorvo approximately $11.7 million in attorneys’ fees (the “Attorneys’ Fees Award”).

On September 10, 2024, the District Court issued an Order on Pre- and Post-Judgment Interest (the “Judgment Interest Order” and, together with the Attorneys’ Fees Order, the “Orders”). The Judgment Interest Order awarded Qorvo approximately $7.3 million (the “Judgment Interest Award” and, collectively with the Damages Award and the Attorneys’ Fees Award, the “Awards”).

The Orders are not enforceable or appealable; instead, the Awards will be included in the District Court’s final judgment, which will also reflect the outcome of the Post-Trial Motions and Qorvo’s other post-trial motions. Once the District Court renders its final judgment, the Defendants and Qorvo will have thirty days within which to challenge it (including the Awards) by filing a notice of appeal. If the Company elects to appeal the final judgment and posts an undertaking (such as an appeal bond) within thirty days of entry of final judgment, the Awards would not be enforceable pending the exhaustion of all appeals.

Financing

We have not achieved profitability from operations, and so have funded our operations largely with issuances of equity and debt securities, as well as development contracts, RF filter and production orders, government grants, MEMS foundry services (which we exited in 2021) and engineering services. We have historically incurred losses which are primarily the result of material and processing costs associated with developing and commercializing our technology, as well as personnel costs, professional fees (primarily accounting and legal), and other general and administrative (“G&A”) expenses. We expect to continue to incur substantial costs for the commercialization of our technology on a continuous basis because our business model involves materials and solid-state device technology development and engineering of catalog and custom filter design solutions.

On May 17, 2024, the jury in the Qorvo Litigation awarded Qorvo approximately $38.6 million in damages. On September 9 and 10, 2024, the District Court issued orders awarding Qorvo an aggregate of approximately $19.0 million in attorneys’ fees and pre- and post-judgment interest (collectively, the “Awards”). Although, as of the date of this Report, the District Court has not entered a final judgment in respect of the jury verdict in the Qorvo Litigation, and Akoustis may elect to appeal such final judgment and the Awards, these matters raise substantial doubt about the Company’s ability to continue as a going concern. If we elect not to appeal an adverse final judgment or the Awards, or if we are unable to post an undertaking (such as an appeal bond) to enable us to do so, we will likely be forced to pursue a reorganization proceeding under Chapter 11 of the U.S. Bankruptcy Code.

Except for the Company’s ATM Sales Agreement with Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC, with respect to which the sales agents are under no obligation to sell any shares of Common Stock and the use of which may depend on market conditions, the Company has no commitments or arrangements to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.

Recent Financing Activity

Registered Direct Offering of Common Stock and Pre-Funded Warrants

On May 22, 2024, the Company entered into a securities purchase agreement and placement agency agreement with Roth Capital Partners, LLC (“Roth”) to issue and sell an aggregate of 10,500,000 shares of its Common Stock, and pre-funded warrants to purchase up to 39,500,000 shares of Common Stock in a registered direct offering. The offering price was $0.20 per share and $0.199 per pre-funded warrant. Under the placement agency agreement, the Company agreed to pay the Placement Agent an aggregate cash fee equal to 6.0% of the aggregate gross proceeds received by the Company from the sale of the securities and to reimburse the placement agent for up to $50,000 of expenses. The closing of the offering occurred on May 24, 2024. Gross proceeds were approximately $10.0 million, before deducting placement agent fees and estimated offering expenses payable by the Company. The prefunded warrants were treated as equity and are included in Additional paid in capital on the Consolidated Balance Sheet included in this Report. During the fiscal year ended June 30, 2024, 8.5 million pre-funded warrants were exercised.

Underwritten Offering of Common Stock

On January 29, 2024, the Company closed an underwritten public offering of 23,000,000 shares of Common Stock at a price to the public of $0.50 per share pursuant to an underwriting agreement with Roth. The shares of Common Stock issued at closing included 3,000,000 shares issued pursuant to the underwriters’ over-allotment option, which was exercised in full. Gross proceeds totaled $11.5 million before deducting the underwriting discount and offering expenses of approximately $1.1 million resulting in net proceeds from the offering of approximately $10.4 million. Certain of the Company’s directors, officers and employees participated in the offering by purchasing an aggregate of $1.0 million of shares on the same terms and conditions as other investors.

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

Our XBAW Filter Solutions

Our XBAW filter business is focused on the commercialization of wide bandwidth RF filters operating in the high frequency spectrum known as the sub 8 GHz bands. Using our XBAW technology, we believe these filters enable new power amplifier duplexer (PAD) module or RFFE competition for high band modules as well as performance-driven low band applications. Initially, we expect to target select strategic RFFE market leaders as well as tier two mobile phone OEMs and/or RFFE module suppliers. Longer term, the focus of our XBAW filter business will be to expand our market share by engaging with additional mobile phone OEMs and RFFE module manufacturers. We manufacture our XBAW wafers in our Canandaigua, NY fabrication facility where we continue to focus on the commercialization of our filters using our XBAW technology. We plan to continue, as resources permit, to develop a series of filter designs to be used in the manufacturing of discrete filters, duplexers or more complex multiplexers targeting the 4G/LTE, 5G, Wi-Fi, automotive and defense frequency bands. We believe our filter designs will create an alternative for, and replace, filters currently manufactured using materials with fundamentally inferior performance. Figure 1 below illustrates characterization plots that represent the high power, high bandwidth and high frequency capability of our high purity piezoelectric materials.

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

Pure-Play Filter Provider Enables New Module Competition

Our XBAW and XP3F technology allows for a wide range of frequency coverage, and we plan to supply XBAW filters that will support frequency bands from 2 to 20+ GHz for 4G/LTE, 5G, Wi-Fi, automotive, timing, defense and future radio3 (“FR3”) applications. We have successfully demonstrated resonators and filters that will support the design and fabrication of 5G/LTE filters, Wi-Fi filters and defense filters, with frequencies adjacent to the 5G mobile frequencies, in particular the N77, N78, and N79 bands. We have transitioned our XBAW technology to high volume manufacturing with the target of being a pure-play filter supplier that will address the increasing RF complexity placed on RFFE manufacturers.

Our XP3F technology is expected to enable the new smart phone and wireless infrastructure requirements for FR3 and SATCOM applications, allowing integration of smaller size and less weight from the conventional technology.

Figure 3 illustrates historical and projected growth in RF complexity.

Figure 3- Projected Increase in Filter content in Mobile Phone Front End Modules (FEMs) from 2021 - 2027 (Source: Mobile Experts 2022).

Commercialization of XBAW Filters and Developmental XP3F Technology

The immediate focus of our XBAW filter business is on the commercialization of wide bandwidth RF filters to address the Wi-Fi, Network Infrastructure and Defense bands with innovative single-band designs using our XBAW sub 8 GHz RF filter technology. We are currently developing commercial single-band XBAW filters through the NY Facility. We are focused on developing fixed-band XBAW filters because we believe these designs present the greatest near-term potential for commercialization of our technology.

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

2.	Alpha – Develop stable recipe (Process freeze) with limited production development

3.	Beta – Complete technology qualification (Process qualification) in factory to enable product design

4.	Pre-Production – Demonstrate lead product production capabilities, release final design tools

5.	Production – Continual improvement of process and parametric performance

We have completed all phases for our first generation XBAW process technology called XB1. Additionally, we have received and delivered orders for pre-production products based on our XBAW process technology, and as of end fiscal 2024, we have shipped more than 97 million XBAW filters to the 5G mobile, Wi-Fi, 5G infrastructure and defense markets.

Currently our XP3F technology is in the “Beta” phase, having successfully completed Phase 1 of our contract with the Defense Advanced Research Projects Agency (DARPA) COmpact Front end Filters as the ElEmental level (COFFEE) program as the only commercially viable filter to demonstrate success up to 20GHz. Akoustis is pursuing further government-funded projects and has been involved in more than 9 subsequent projects that are expected to be awarded to the selected bidders in the coming months. One of these project submissions is targeted at enabling communications during the Los Angeles 2028 Olympic Games.

Research and Development

Since inception, the Company’s focus has been on developing material science that innovates wireless filter technology with a compelling value proposition to our potential customers and a significant and noticeable impact to the end user. Compared to legacy polycrystalline material (used to manufacture RF resonators and filters), our patented XBAW technology employs high purity piezoelectric films in our resonators, which are used as the enabler to create high performance BAW RF filters. Our high purity piezoelectric materials are a key differentiator when compared to the incumbent amorphous thin-film technologies because they increase the acoustic velocity, the electromechanical coupling coefficient in the resonator and/or high-power performance. These technology features allow Akoustis to engineer RF filter solutions for a broad spectrum for multiple radio frequencies and thus multiple end markets.

Research and development expense totaled $30.0 million for the year ended June 30, 2024, and $33.2 million for the year ended June 30, 2023. R&D activities focused on high purity piezoelectric materials development and resonator demonstration. Current R&D investments include materials advancement, resonator development, RF filter design, high yield wafer manufacturing and filter packaging.

As a result of our efforts, we have developed and introduced multiple new XBAW® filters which are currently sampling and in production with multiple customers across multiple markets. Our focus remains on improving the electromechanical coupling and quality factor of our resonator technology and the performance of our fabricated filters through design improvements and process optimization experiments.

Recent Developments in R&D

We concentrated on several products and end markets in fiscal 2024 including 5G mobile, Wi-Fi, CBRS, SATCOM, defense, and 5G infrastructure.

Advancements in our Wi-Fi portfolio continued in fiscal 2024. With the roll out of the Wi-Fi 7 frequency band, 5.17-7.125 GHz, new filters are needed that can operate at high frequency with ultra-wide bandwidth. This has driven investment in the development of both standard and custom XBAW® filters to address this new market over the past several years. We announced our first two Wi-Fi 6E filters in fiscal 2021, including a 5.5 GHz and 6.5 GHz XBAW® filter solution with 675 MHz and 1180 MHz of bandwidth. In early fiscal 2022, we entered the Wi-Fi 6E market with our first design win in August of 2021 for a multiple-in-multiple-out (MIMO) gateway product.

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

During fiscal year 2024, we have released to production a suite of filters primarily aimed at this new Wi-Fi 7 market that is defined in Figure 5. The XBAW® technology is redefining the capability of our customers as we believe that Akoustis is the only filter supplier currently able to achieve the technical goal of achieving 60dB just 50MHz away from the passband.

Figure 5 –Akoustis WIFI 7 filters

We had several significant advancements in our CBRS and 5G mobile infrastructure business during fiscal 2024 with the adoption of N104 and FR3. Since our technology is significantly smaller and lighter than alternative commercial technologies, XBAW® is able to provide comparable performance whilst reducing installation costs compared with conventional cavity filters. In the June quarter of fiscal 2022, we entered production with three CBRS infrastructure OEM’s, our first production ramps in mobile infrastructure. Also in that quarter, we finished the first phase development of our new 3.8 GHz filter for the US market. In late calendar 2020, the FCC auctioned frequencies between 3.7 GHz and 3.98 GHz for 5G mobile use in the United States. Carriers are currently building networks that operate between 3.7 GHz and 3.98 GHz; we are running second iteration of our filters to address these bands and expect to begin sampling our new 3.8 GHz filter to OEMs in late calendar 2023 for use in small cell base stations.

In the defense market, we built on our early successes in phased array radar and drone filters with the award of a Defense Advanced Research Projects Agency (DARPA) contract to advance XBAW technology in October of 2020, and the award of a second DARPA contract in April 2022 to advance the Company’s XBAW technology to 18 GHz. The first program, a Direct-to-Phase-2 (“DP2”) program, is to facilitate MEMS development, produce novel piezoelectric materials and device designs for both commercial and defense markets. One of the major outcomes from the DP2 program is to develop a piezo MEMS (“PDK”) for the Company’s proprietary and patented XBAW process which is expected to support customer engagements that leverage the PDK to create devices and circuits, including RF filters, using the XBAW process. Under the second program, the Company intends to develop a novel mode overtone approach to circumvent trade-offs inherent in traditional BAW frequency scaling approaches.

Akoustis currently has 12 commercial XBAW filters in its production and greater than 4 XBAW filters in development. Current product catalog filters include a 5.6 GHz Wi-Fi filter, a 5.2 GHz Wi-Fi filter, a 5.5 GHz Wi-Fi-6E filter, a 6.5 GHz Wi-Fi 6E filter, three small cell 5G network infrastructure filters including two Band n77 filters and one Band n79 filter, a 3.8 GHz filter for defense phased-array radar applications, and a 3.6 GHz filter for the CBRS 5G infrastructure market. New developments include standard catalog and custom filters for the sub-7 GHz bands targeting 5G mobile device, network infrastructure, Wi-Fi CPE, automotive and defense markets.

Our RFMi Technology and Business

RFMi is focused on supplying SAW and Xtal based frequency components to automotive, industrial IoT, medical, telecom, consumer, and other markets. The team designs, develops and markets under RFMi-branded SAW band pass filters, notch filters, diplexers, duplexers, resonators and delay lines, as well as Xtal resonators, temperature sensing Xtal resonators, temperature compensated crystal oscillators (“TCXO”), voltage controlled temperature compensated crystal oscillators (“VCTCXO”), crystal oscillators (“XO”), voltage controlled crystal oscillators (“VCXO”), oven controlled crystal oscillators (“OCXO”) and Xtal filters, etc.

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

In the United States and internationally, as of September 01, 2024, our IP portfolio included 97 patents, including one blocking patent that we have licensed from Cornell University. Additionally, we have 31 active and pending patent applications. These patents cover our XBAW RF filter technology from the substrate level through the system application layer. Where possible, we leverage both federal and state level R&D grants to support development and commercialization of our technology. Our owned patents expire between 2034 and 2040. We intend to continue to innovate and expand our patent portfolio, and when appropriate, we will look to purchase license(s) that grant access to additional intellectual property that enables, enhances or further expands our technical capabilities and/or product.

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

Competition

The RF filter market is controlled by a relatively small number of RF component suppliers. These companies include, among others, Broadcom Corporation, Murata Manufacturing Co., Ltd. (“Murata”), Qorvo, Skyworks Solutions Inc., Taiyo Yuden Co. Ltd., and Qualcomm Incorporated. Broadcom Corporation and Qorvo dominate the high band BAW filter market, controlling a significant portion of the customer base and are increasing capacity to meet the growing RF filter demand of the 4G/5G cellular market.

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

Employees

We place an emphasis on hiring the best talent at the right time to enable our core technology and business growth. This includes establishing a competitive compensation and benefits package, thereby enhancing our ability to recruit experienced personnel and key technologists. As of June 30, 2024, we had a total of 117 full-time employees. We will continue to hire specific and targeted positions to further enable our technology and manufacturing capabilities as and when appropriate and as resources permit.

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

Recent Legislation

In August 2022, the Creating Helpful Incentives to Produce Semiconductors and Science Act (the “CHIPS Act”) was signed into law. The CHIPS Act provides for a 25% refundable tax credit on certain investments in domestic semiconductor manufacturing. The credit is provided for qualifying property which is placed in service after December 31, 2022. The CHIPS Act also provides for certain other financial incentives to further investments in domestic semiconductor manufacturing. The Company recorded an investment tax credit of $3.2 million during the fiscal year ended June 30, 2024.

ITEM 1A. RISK FACTORS

This section is a summary of the risks that we presently believe are material to the operations of the Company. Additional risks of which we are not presently aware or which we presently deem immaterial may also impair the Company’s business, financial condition or results of operations.

Risk Factors Summary

Risks Related to our Financial Condition

●	We have a history of operating losses and will need to raise significant additional capital to continue our business and operations. Additionally, the Qorvo Litigation resulted in a verdict against the Company, awarding Qorvo approximately $38.6 million in damages, and the District Court has since awarded Qorvo approximately $11.7 million in attorneys’ fees and approximately $7.3 million in pre- and post-judgment interest, which has severely constrained our liquidity. If we are unable to arrange financing in the near term or timely appeal recent judgments and awards issued by the District Court, we may be forced to seek protection by filing a voluntary petition for relief under the Bankruptcy Code, which would have a material adverse effect on our business and could cause you to lose all of your investment.

●	Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

●	We may be required to identify and evaluate possible financial and strategic alternatives and their implications for the Company.

●	All of our debt obligations will have priority over our Common Stock with respect to payment in the event of a bankruptcy, liquidation dissolution or winding up.

●	Servicing our debt requires a significant amount of cash or Common Stock, and we may not have sufficient cash flow from our business or have the ability to issue the necessary number of shares of Common Stock to pay our substantial debt.

Risks Related to our Business and the Industry in which we Operate

●	We have a limited operating history upon which investors can evaluate our business and future prospects.

●	We may not generate sufficient revenues to achieve profitability.

●	We have identified material weaknesses in our internal control over financial reporting. If we are not able to remediate these material weaknesses appropriately and timely, or if we are unable to implement and maintain effective internal control over financial reporting in the future, this could result in losses from errors, harm our reputation or cause investors to lose confidence in the reported financial information.

●	We have recently engaged, and may in the future engage, in acquisitions that could disrupt our business, cause dilution to our shareholders and harm our financial condition and operating results.

●	We are subject to a number of restrictive covenants relating to our indebtedness, which may restrict our business and financing activities.

●	Our business, results of operation and financial condition have been, and could in the future be, adversely affected by a pandemic, epidemic or other public health emergency.

●	The industry and the markets in which the Company operates are highly competitive and subject to rapid technological change.

●	We are still developing many of our products, and they may not be accepted in the market.

●	Winning business in the semiconductor industry is subject to a lengthy process that often requires us to incur significant expense, from which we may ultimately generate no revenue.

●	We face risks associated with the operation of our manufacturing facility.

●	A supply shortage, such as the one recently experienced by the semiconductor industry, could disrupt normal business activity, and have an adverse effect on our results of operations.

●	The average selling prices of semiconductor products in our markets have often decreased rapidly and may do so in the future.

●	Problems in scaling our manufacturing operations or poor manufacturing yields could have a material adverse effect on our business.

●	Industry overcapacity could cause us to underutilize our manufacturing facilities and have a material adverse effect on our financial performance.

●	We face intense competition, which may cause pricing pressures, decreased gross margins and loss of potential market share and may materially and adversely affect our business, financial condition and results of operations.

●	We contract with a number of large service providers and product companies that have considerable bargaining power, which may require us to agree to terms and conditions that could have an adverse effect on our business or ability to recognize revenues.

●	We may be subject to risks related to doing business in, and having counterparties based in, foreign countries.

●	Economic regulation in China could adversely impact our business and results of operations.

●	We depend on a few large customers for a substantial portion of our revenue.

●	Global shortages in manufacturing capacities could negatively affect our operations and negatively impact our results of operations.

●	Changes in general economic conditions, together with other factors, cause significant upturns and downturns in the industry, and our business, therefore, may also experience cyclical fluctuations in the future.

●	If we are unable to attract and retain qualified personnel to contribute to the development, manufacture and sale of our products, we may not be able to effectively operate our business.

Risks Related to Our Intellectual Property

●	If we fail to obtain, maintain and enforce our intellectual property rights, we may not be able to prevent third parties from using our proprietary technologies.

●	We have a limited number of patent applications, which may not result in issued patents or patents that fully protect our intellectual property.

●	We are and may in the future be involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful.

●	We need to protect our trademark rights and disclosure of our trade secrets to prevent competitors from taking advantage of our goodwill.

●	Development of certain technologies with our customers or manufacturers may result in restrictions on jointly-developed intellectual property.

●	We are and may be subject to claims of infringement, misappropriation or misuse of third party intellectual property that, regardless of merit, could result in significant expense and loss of our intellectual property rights.

Risks Related to Regulatory Requirements

●	Government regulation may adversely affect our business.

●	We may incur substantial expenses in connection with regulatory requirements, and any regulatory compliance failure could cause our business to suffer.

●	There could be an adverse change or increase in the laws and/or regulations governing our business.

Investment Risks

●	Our common stock has been thinly traded and its share price in the public markets has experienced, and may in the future experience, extreme volatility.

●	Stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our stock or other securities.

General Risk Factors

●	Security breaches and other disruptions could compromise our proprietary information and expose us to liability, which would cause our business and reputation to suffer.

●	Litigation or legal proceedings, including product liability claims, could expose us to significant liabilities, occupy a significant amount of our management’s time and attention and damage our reputation.

●	There could be an adverse change or increase in the laws and/or regulations governing our business.

Risks Related to our Financial Condition

We have a history of operating losses and will need to raise significant additional capital to continue our business and operations. Additionally, the Qorvo Litigation resulted in a verdict against the Company, awarding Qorvo approximately $38.6 million in damages, and the District Court has since awarded Qorvo approximately $11.7 million in attorneys’ fees and approximately $7.3 million in pre- and post-judgment interest, which has severely constrained our liquidity. If we are unable to arrange financing in the near term, or to timely appeal the verdict and fee awards, we will be forced to seek protection by filing a voluntary petition for relief under the Bankruptcy Code, which would have a material adverse effect on our business and could cause you to lose all of your investment.

We are experiencing financial and operating challenges. As of June 30, 2024, we had $24.4 million of cash and cash equivalents compared to $84.4 million of current liabilities, resulting in negative working capital. Current liabilities include a litigation related contingent liability in respect of an adverse judgment against the Company in the Qorvo Litigation awarding Qorvo approximately $38.6 million in damages and subsequently issued orders awarding Qorvo approximately $11.7 million in attorneys’ fees and approximately $7.3 million in pre- and post-judgment interest. The verdict in the Qorvo Litigation together with the related awards have created significant uncertainty regarding the Company’s financial condition and prospects. The Company is continuing to evaluate the impact of the verdict and the related awards on its business, results of operations, and financial condition; however, depending on both (i) the outcome of the Company’s post-trial motions and the District Court’s final judgment and (ii) the Company’s ability to arrange any financing or to timely appeal the District Court’s judgment and awards, which may require the Company’s posting an undertaking (such as an appeal bond), the Company will be required to seek protection under applicable bankruptcy laws.

Factors that could limit our ability to raise additional capital include, among other matters:

●	the expectation that we will be forced to pursue a reorganization proceeding under Chapter 11 of the U.S. Bankruptcy Code;

●	the expectation that we will continue to incur losses and generate negative cash flows from operations;

●	our substantially limited liquidity and capital resources to meet our obligations as they become due;

●	the potential that our common stock will be delisted by Nasdaq in the event we fail to regain compliance in a timely manner with the minimum bid price requirement and maintain compliance with other listing requirements;

●	the amounts outstanding under our $44.0 million principal amount of our 6.0% Convertible Senior Notes due 2027 (the “convertible notes”) and a $4.0 million promissory note issued in connection with our acquisition of GDSI (including the potential we may experience one or more defaults or events of default under such instruments); and

●	the other risks and uncertainties described in this Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of this Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q.

Any inability to raise adequate funds on commercially reasonable terms and in the near term or to timely appeal the District Court’s judgment and awards would force us to seek protection by filing a voluntary petition for relief under the Bankruptcy Code, resulting in our stockholders losing some or all of their investment.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

The Company’s historical financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital or to timely appeal the District Court’s judgment and awards. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need them, we will be forced to file a voluntary petition for relief under the Bankruptcy Code and may be required to cease or curtail our operations, raising substantial doubt about our ability to continue as a going concern.

It may be necessary for us to pursue financial and strategic alternatives and their implications for the Company and its stockholders are uncertain.

We are in the process of identifying and evaluating possible financial and strategic alternatives and their implications for the Company. No assurance can be given as to whether any particular financial or strategic alternative will be undertaken, and if so, upon what terms or conditions. We may not have enough available cash to pursue a strategic restructuring, refinancing, or other transaction, and may have to file for bankruptcy. Bankruptcy, whether Chapter 11 or Chapter 7, could result in significant decrease in value for all stockholders. In addition, if we file for bankruptcy, it may cause disruption in supply from critical vendors required to continue operations, negatively impact sales orders and collections from customers and negatively impact employee relations.

All of our debt obligations will have priority over our Common Stock with respect to payment in the event of a bankruptcy, liquidation dissolution or winding up and the convertible notes may be accelerated upon certain events of default.

In any bankruptcy, liquidation, dissolution or winding up of the Company, shares of Common Stock would rank in right of payment or distribution below all debt claims against us. As a result, holders of Common Stock will not be entitled to receive any payment or distribution in respect of their shares prior to the discharge of all debt claims against us. As a result, holders of shares of Common Stock will not be entitled to receive any payment or other distribution of assets in the event of a bankruptcy or upon a liquidation or dissolution until after all of our obligations to our debt holders. Accordingly, holders of Common Stock may lose their entire investment in the event of a bankruptcy, liquidation, dissolution or winding up of the Company.

Additionally, the indenture governing our $44.0 million aggregate principal amount of convertible notes includes certain events of default, the occurrence of which enables the convertible note holders to declare all of the convertible notes to be due and payable immediately. These events of defaults include, among other things, (i) the Common Stock not being listed on an exchange such as the Nasdaq Capital Market and (ii) a final judgment or judgments for the payment of money being entered by a court in an aggregate amount exceeding $10.0 million and such judgments remain undischarged, unpaid or unstayed for a period of 60 days. As described below under the risk factor titled “Our failure to meet the minimum bid price for continued listing on The Nasdaq Capital Market could adversely affect our ability to publicly or privately sell equity securities and the liquidity of our common stock, and could result in the delisting of our Common Stock from The Nasdaq Capital Market.”, we have received a notice from Nasdaq’s Listings Qualifications Department that it had determined to delist the Common Stock. While we have requested a hearing in respect of the delisting determination, there can be no assurance that Nasdaq will grant the Company any compliance period. As a result, our Common Stock may be delisting, constituting an event of default under the convertible notes. Furthermore, the District Court has issued awards in an aggregate amount of $19.0 million and is expected to issue a final judgment in respect of the jury award of approximately $38.6 million in the Qorvo Litigation. Once the final judgment is rendered by the District Court, the Company will have 30 days within which to challenge it (during which time the judgment and related awards are automatically stayed). However, if the Company does not timely appeal the judgment and awards, since they aggregate in excess of $10.0 million, they would constitute an event of default under the convertible notes if they remain undischarged, unpaid or unstayed for a period of 60 days following expiration of the 30-day appeal period.

Servicing our debt requires a significant amount of cash or Common Stock, and we may not have sufficient cash flow from our business or have the ability to issue the necessary number of shares of Common Stock to pay our substantial debt.

We have incurred $44.0 million of indebtedness pursuant to convertible notes issued in June 2022 and have issued a $4.0 million promissory note in connection with our acquisition of GDSI. This level of debt could have significant consequences on future operations, including:

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

A sustained disruption in the capital markets from economic and geopolitical uncertainties such as conflicts in Ukraine and the Middle East, pandemics such as COVID-19, bank failures, inflation, recession, or higher interest rates could negatively impact our ability to raise capital. In the past, we have financed our operations primarily by the issuance of equity and debt securities. However, we cannot predict if such economic and geopolitical uncertainties will impact the capital markets or if we will be able to raise additional funds on terms acceptable to us. Such macro-economic disruptions may disrupt our ability to raise additional capital to finance our operations in the future, which could materially and adversely affect our business, financial condition and prospects, and could ultimately cause our business to fail.

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

We have identified a material weakness in our internal control over financial reporting. If we are not able to remediate this material weakness appropriately and timely, or if we are unable to implement and maintain effective internal control over financial reporting in the future, this could result in losses from errors, harm our reputation or cause investors to lose confidence in the reported financial information, all or any of which could have a material adverse effect on our results of operations and financial condition, which, in turn, could adversely affect the market price of our Common Stock, our access to debt or other capital markets or other aspects of our business, prospects, results of operations or financial condition.

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

As discussed further in Item 9A, “Controls and Procedures,” we have identified a material weakness in our internal control over financial reporting relating to the design and implementation of access security and program change management controls for certain financially relevant systems that ensure appropriate access to data and adequate system changes. We describe the specific issues leading to these conclusions in Item 9A, “Controls and Procedures—Management’s Annual Report on Internal Control over Financial Reporting.”

The actions we are taking to remediate the material weaknesses may be insufficient and we may in the future discover other areas of our internal controls that need improvement. If we have material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Additionally, if we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we may not be able to access debt markets, equity investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be adversely affected, and we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

We have recently engaged, and may in the future engage, in acquisitions that could disrupt our business, cause dilution to our shareholders and harm our financial condition and operating results.

In October 2021, we acquired a majority ownership position in RFMi and, on April 29, 2022, exercised the right to acquire the remaining 49%. In January 2023, we acquired all of the outstanding capital stock of GDSI. The consideration for the acquisitions included cash, Common Stock and a secured promissory note. We may in the future make additional acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with our current business or otherwise offer opportunities for our company. In connection with these acquisitions or investments, we may:

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

We have recorded, and may record in the future, goodwill and intangible and long-lived assets as a result of acquisitions and other investments, and changes in future business conditions have caused, and in the future could cause, these assets to become impaired, requiring substantial write-downs that reduces our operating income.

As a result of our acquisitions of RFMi and GDSI, we recorded approximately $14.6 million of goodwill and $17.7 million of intangible assets. Furthermore, the carrying value of our long-lived assets is based on certain assumptions and estimates regarding their fair value. GAAP rules require us to test our goodwill and intangible assets for impairment on an annual basis, or more frequently if indicators for potential impairment exist. The Company assesses the recoverability of its long-lived assets, including property and equipment, when there are indications that the assets might be impaired. As described in Note 3 to the financial statements included with this Report, during the quarter ended March 31, 2024, the Company observed continuing declines in its stock price, which led it to determine that a triggering event had occurred and therefore the Company performed a quantitative test for its two reporting units, which led to a goodwill impairment charge of approximately $8.1 million. Additionally, the Company recorded an impairment charge against its property plant and equipment of $35.4 million during the fiscal year ended June 30, 2024 reflecting the difference between the carrying amount of the assets and their fair value.

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

The U.S. or foreign governments may take administrative, legislative or regulatory action that could materially interfere with our ability to sell products in certain countries, particularly Russia and in China. For example, beginning in May 2018, the U.S. imposed tariffs, ranging from 7.5% to 25% on approximately two-thirds of U.S. imports from China, including certain electronic components and equipment. China has taken retaliatory actions, including imposing tariffs on certain U.S. exports effective September, 2019. While the imposition of these tariffs did not have a direct, material adverse impact on our business during fiscal year ended June 30, 2024, the direct and indirect effects of tariffs and other restrictive trade policies are difficult to measure and are only one part of a larger U.S./China economic and trade policy friction.

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

Our business depends in significant part upon manufacturers of products requiring semiconductors, as well as the current and anticipated production of these products. As a supplier to such manufacturers, we are subject to the business cycles that characterize the industry. Past increases in demand for semiconductor products have resulted in a global shortage of manufacturing capacities. If this shortage occurs again, and our customers are forced to reduce the amount of their products they manufacture or plan to manufacture due to a limited supply of semiconductors, our business, financial condition and results of operations could be negatively affected.

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

We have had recent departures of key executive officers and major changes in our Board of Directors. These changes may create uncertainty and, more generally, if we are unable to attract and retain qualified personnel to contribute to the development, manufacture and sale of our products, we may not be able to effectively operate our business.

As the source of our technological and product innovations, our key technical personnel represent a significant asset. We believe that our future success is highly dependent on the continued services of our current key officers, employees, and Board members, as well as our ability to attract and retain highly skilled and experienced technical personnel. The loss of key personnel could have a detrimental effect on our operations. Specifically, the recent departures of our President and Chief Executive Officer and our Executive Vice President of Business Development, and major changes in our Board and other senior management may create uncertainty within the remaining personnel. Turnover of this kind may result in remaining employees taking on increased responsibilities, which could divert attention from key business areas. An inability to attract, retain and motivate qualified personnel could have a material adverse effect on our ability to operate our business. The competition for management and technical personnel is intense in the wireless semiconductor industry, and therefore, we cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for the design, development, manufacture and sale of our products.

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

In the United States and internationally we had 97 applications as of August 25, 2023; however, there is no assurance that any of the pending applications or our future patent applications will result in patents being issued, or that any patents that may be issued as a result of existing or future applications will provide meaningful protection or commercial advantage to us.

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

Competitors may infringe our patents or the patents of our potential licensors. To attempt to stop infringement or unauthorized use, we may file infringement claims from time to time, which can be expensive and time consuming and distract management. The Company’s lawsuit, Akoustis Technologies, Inc. vs. Qorvo, Inc., TX Case 2:23-cv-00180-JRG-RSP, is an example of the Company’s effort to prevent infringement of its patents. For more information, see “Litigation, Claims and Assessments” in “Note 15 – Commitments and Contingencies” of the consolidated financial statements in Item 8 of Part II of this Annual Report.

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

We have been subject to claims of infringement, misappropriation or misuse of third party intellectual property that have resulted in significant expense and severe disruption to our business, and we may become subject to similar claims in the future.

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

As described under “Litigation, Claims and Assessments” in “Note 15 – Commitments and Contingencies” of the consolidated financial statements in Item 8 of Part II of this Annual Report, the Qorvo Litigation has resulted in a verdict against the Company awarding Qorvo a substantial amount of damages and the District Court has subsequently awarded Qorvo attorneys’ fees and pre- and post-judgment interest, which has several constrained our liquidity and may cause us to file for protection under the Bankruptcy Code. Additionally, as described under Note 15, the Company has filed a complaint against Qorvo in the U.S. District Court for the Eastern District of Texas alleging infringement by Qorvo of certain Company patents.

The litigation described above has been prolonged and costly and resulted in significant expenses, diversion of management and technical personnel attention and disruptions and delays in the Company’s business and product development, and other collateral consequences, all of which could have a material adverse effect on its business, financial condition, and results of operations. Any out-of-court settlement of the above matters or other actions may also have an adverse effect on the Company’s business, financial condition and results of operations, including, but not limited to, substantial expenses, the payment of royalties, licensing or other fees payable to third parties, or restrictions on its ability to develop, manufacture, and sell its products.

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

Our failure to meet the minimum bid price or other requirements for continued listing on The Nasdaq Capital Market, including the minimum stockholders equity requirement, could adversely affect our ability to publicly or privately sell equity securities and the liquidity of our Common Stock, and could result in the delisting of our Common Stock from the Nasdaq Capital Market.

On October 24, 2023, we received notification from the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, stating that the Company did not comply with the minimum $1.00 bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). In accordance with Nasdaq listing rules, the Company was afforded 180 calendar days (until April 22, 2024) to regain compliance with the Bid Price Requirement (the “Initial Compliance Period”). To regain compliance, the closing bid price of Common Stock needed to meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period, all as described in more detail in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 27, 2023. Since the Company did not regain compliance by April 22, 2024, the Company requested, and was granted, an additional 180 calendar days to regain compliance with Bid Price Requirement expiring October 21, 2024.

On August 19, 2024, the Company received notice from the Staff indicating that the bid price for the Common Stock had closed at $0.10 or less per share for the 10-consecutive trading day period ended August 16, 2024 and, accordingly, the Company is subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii). As a result, the Staff determined to delist the Common Stock from The Nasdaq Capital Market (the “Delisting Determination”). The Company has requested a hearing before a Nasdaq Hearings Panel (the “Panel”) to appeal the Delisting Determination. The hearing request automatically stays any suspension or delisting action pending the hearing and the expiration of any compliance period granted by the Panel following the hearing. The Company’s hearing has been scheduled for October 8, 2024.

Notwithstanding the Company’s request for a hearing, there can be no assurance that the Panel will grant the Company any compliance period or that the Company will ultimately regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market.

Additionally, Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain minimum stockholders’ equity of $2.5 million. As of June 30, 2024, as reflected in the consolidated balance sheet included in this Report, we had a negative stockholders’ equity and therefore may receive an additional delisting notice from the Staff in respect of this deficiency.

The delisting of our Common Stock from the Nasdaq Capital Market would constitute an event of default under our $44.0 million aggregate principal amount of convertible notes, enabling the noteholders to accelerate the convertible notes such that the outstanding amounts are due and payable immediately. Furthermore, our delisting would materially impair our ability to raise capital and the market liquidity of our Common Stock could be adversely affected and its market price could decrease. If our Common Stock trades on the over-the-counter market, selling our Common Stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our Common Stock and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

Stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our Common Stock or preferred stock or other securities that are convertible into or exercisable for our Common Stock or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our stockholders. The Company is authorized to issue an aggregate of 175,000,000 shares of Common Stock and 5,000,000 shares of preferred stock. We may issue additional shares of our Common Stock or other securities that are  convertible into or exercisable for our Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. In addition, as of October 02, 2024, options to purchase 1,995,754 shares of our Common Stock were outstanding. The future issuance of additional shares of our Common Stock may create downward pressure on the trading price of the Common Stock. We may need to raise additional capital in the future to meet our working capital needs, and there can be no assurance that we will not issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

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

We are from time to time party to various litigation claims and legal proceedings, which may include product liability claims. We evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses. If we or any of our manufacturers fails to successfully manufacture wafers that conform to our design specifications and the strict regulatory requirements of the FCC, it may result in substantial risk of undetected flaws in components or other materials used by our manufacturers during fabrication of our products and could lead to product defects and costs to repair or replace these parts or materials, significantly impacting our ability to develop and implement our technology and to improve performance of our products. In addition, claims made or threatened by our suppliers, customers or current or former employees could adversely affect our relationships, damage our reputation or otherwise adversely affect our business, financial condition or results of operations. The costs associated with defending product liability and other claims, and the payment of damages, could be substantial. Our reputation could also be adversely affected by such claims, whether or not successful.

We may establish reserves (such as those reflected in the financial statements included with this Report in respect of the Qorvo Litigation) as appropriate based upon assessments and estimates in accordance with our accounting policies in accordance with U.S. GAAP. We base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment. Actual outcomes or losses may differ materially from assessments and estimates. Actual settlements, judgments or resolutions of these claims or proceedings may negatively affect our business and financial performance. A successful claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages and could materially adversely affect our financial condition, results of operations and cash flows.

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

As of October 2, 2024, 154,590,918 shares of our Common Stock were issued and outstanding and were held by approximately 77 stockholders of record.

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

Warrants, Options and Restricted Stock Units

As of June 30, 2024, there were outstanding options to purchase 2,853,354 shares of our Common Stock and outstanding warrants to purchase 31,000,000 shares of our Common Stock. Additionally, there were outstanding 3,490,782 restricted stock units.

Equity Compensation Plan Information as of June 30, 2024

The following table provides information as of June 30, 2024, relating to our equity compensation plans, under which grants of options, restricted stock, and other equity awards may be made from time to time:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders – options	2,853,354	(1)	$5.83	3,614,154	(4)
Equity compensation plans approved by security holders – restricted stock units	3,127,429	(2)	$0.00	‒
Equity compensation plans not approved by security holders	363,353	(3)	‒	‒

Total	6,344,136			3,614,154	(4)

(1)	Consists of (i) 130,000 shares of Common Stock issuable upon the exercise of outstanding options issued under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), (ii) 683,444 issuable under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”), (iii) and 2,039,910 issuable under the Company’s 2018 Stock Incentive Plan (the “2018 Plan”).

(2)	Consists of 3,127,429 shares of Common Stock to be issued upon the vesting of outstanding restricted stock units granted under the 2018 Plan.

(3)	Consists of 363,353 shares of Common Stock to be issued upon the vesting of outstanding restricted stock units granted outside of a stockholder approved plan.

(4)	As of June 30, 2024, 3,614,154 additional shares of Common Stock remained available for future issuance under the 2018 Plan. No additional grants will be made under the Company’s 2014 Stock Plan, the 2015 Plan or the 2016 Plan.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the fiscal quarter ended June 30, 2024 that were not registered under the Securities Act, other than as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC.

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

Overview

Akoustis Technologies, Inc., a Delaware corporation, was incorporated in 2013. The Company is focused on developing, designing, and manufacturing innovative RF filter solutions for the wireless industry, including for products such as smartphones and tablets, network infrastructure equipment, Wi-Fi Customer Premise Equipment (“CPE”) and defense applications. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RF front-end (“RFFE”). Located between the device’s antenna and its digital backend, the “RFFE” is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. We have developed a proprietary microelectromechanical system (“MEMS”) based bulk acoustic wave (“BAW”) technology and a unique manufacturing process flow, called “XBAW”, for our filters produced for use in RFFE modules. Our XBAWTM filters incorporate optimized high purity piezoelectric materials for high power, high frequency and wide bandwidth operation. We are developing RF Filters for 5G, Wi-Fi and defense bands using our proprietary resonator device models and product design kits (PDKs). As we qualify our RF filter products, we are engaging with target customers to evaluate our filter solutions.

Our initial designs have targeted UHB, sub-7 GHz 5G, Wi-Fi and defense bands. We expect our filter solutions will address problems (such as loss, bandwidth, power handling, and isolation) created by the growing number of frequency bands in the RFFE of mobile devices, infrastructure and premise equipment to support 5G and Wi-Fi. We have prototyped, sampled and begun commercial shipment of our single-band low loss BAW filter designs for 5G frequency bands and 5 GHz and 6 GHz Wi-Fi bands, which are suited to competitive BAW solutions and historically cannot be addressed with low-band, lower power handling surface acoustic wave (“SAW”) technology. Additionally, through our wholly owned subsidiary, RFMi, of which we acquired majority ownership in October 2021 and full ownership in April 2023, we operate a fabless business whereby we make sales of complementary SAW resonators, RF filters, crystal (“Xtal”) resonators and oscillators, and ceramic products—addressing opportunities in multiple end markets, such as automotive and industrial applications. We also offer back-end semiconductor supply chain services through our wholly owned subsidiary, GDSI, which we acquired in January 2023.

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

Business Environment and Current Trends

Impact of New Export Control Regulations

On October 17, 2023, the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”) announced updates to export control regulations, originally issued on October 7, 2022, regarding the sale of certain products and services related to advanced computing items, semiconductor manufacturing equipment, and items that can support end uses related to the development and production of advanced-node integrated circuits and semiconductor manufacturing equipment, among others. The updated rules modify and expand restrictions on the sale of products and the provision of certain services by U.S. persons to some companies and domestic fabs located in certain countries, including China, without prior U.S. governmental authorization.

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

Critical Accounting Estimates

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

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services. Product sale revenue is recognized at a point in time, either on shipment or delivery of the product, depending on individual customer terms and conditions. Back-end wafer processing and supply chain services supplied by GDSI is generally recognized at a point in time, either on shipment or delivery of the serviced material back to the customer. On NRE contracts, the majority of the contracts include language which provides for an enforceable right to payment for performance completed to date, rather than upon completion of the contract. NRE revenue is generally recognized over the period during which the work is performed using a formula that accounts for the actual costs or expenses incurred, which generally include labor cost, fabrication and materials, as a percentage of total estimated budget for the completion of the NRE contract.

We apply a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

Our revenue recognition accounting methodology contains uncertainties because it requires us to make significant estimates and assumptions and to apply judgment. For example, for revenue related to Non-Recurring Engineering (“NRE”) contracts, we recognize revenue over time as work is completed and typically use an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress. We must exercise judgment and use estimates in order to determine the total estimated costs to complete the contract as well as the progress against the contract.

If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue or deferred revenue that we report in a particular period. Refer to Note 3, “Summary of significant accounting policies” of our notes to consolidated financial statements included elsewhere in this Report for additional information regarding our revenue recognition policies.

Goodwill Impairment Testing

In accordance with ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”), goodwill is not amortized, but rather is reviewed for impairment at the reporting unit level at least annually, or when there is evidence that events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.

Under ASC 350, the Company has the option to first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. In performing qualitative assessments, the Company considers the following factors which could trigger a goodwill impairment review: (i) deterioration in general economic conditions or changes in market competitiveness; (ii) significant changes in the cost factors such as raw materials or labor; (iii) changes in planned use of the assets; (iv) a significant decline in the Company’s stock price for a sustained period; and (v) a significant change in the Company’s market capitalization relative to its net book value.

If qualitative assessments conclude that it is more likely than not that the fair value of any reporting unit is less than its carrying value, quantitative assessments are performed on the applicable reporting units. The quantitative assessments consider both the income and market approaches to estimate the fair value of a reporting unit. The income approach utilizes a discounted cash flow analysis. The discount rate used to determine the present value of future cash flows is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the ability to execute on the projected cash flows. The market approach utilizes comparable public company information, key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable.

The estimated fair value of a reporting unit is highly sensitive to changes in management’s estimates and assumptions, the most sensitive of which are the revenue growth rate, discount rate and valuation multiples. Therefore, in some instances, changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Additionally, a reporting unit’s carrying value could change based on market conditions, change in the underlying makeup of the reporting unit, or the risk profile of those reporting units, which could impact whether the fair value of a reporting unit is less than carrying value. If actual results of the reporting units are not consistent with its estimates or assumptions, the Company may be required to record future non-cash impairment charges related to goodwill that could materially adversely impact our consolidated financial position and results of operations. During the years ended June 30, 2024 and 2023, we recognized goodwill impairments of $8.1 million and zero, respectively. For additional information, refer to Note 8 to our consolidated financial statements included elsewhere in this Report.

Long-lived Assets

We assess the impairment of long-lived assets, property, plant and equipment, right-of-use assets, and intangible assets, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include: (i) significant under-performance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or (iii) significant negative industry or economic trends. The process of evaluating the potential impairment of long-lived assets under the accounting guidance on property, plant and equipment, and intangible assets is also highly subjective and requires significant judgment. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects of our business or the part of our business to which the long-lived assets relate. We also consider market factors specific to the business and estimate future cash flows to be generated by the business, which requires significant judgment as it is based on assumptions about market demand for our products over a number of future years. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the long-lived assets stated on our consolidated balance sheets to reflect their estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors, such as the real estate market, industry and economic trends, and internal factors, such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, changes in assumptions and estimates could materially impact our reported financial results. During the years ended June 30, 2024 and 2023, we recognized long-lived assets impairments of $35.4 million and zero, respectively. For additional information, refer to Note 6 to our consolidated financial statements included elsewhere in this Report.

Results of Operations

Our results of operations are presented for the fiscal years ended June 30, 2024 and June 30, 2023.

Year Ended June 30, 2024 Compared to Year Ended June 30, 2023

Revenue

The Company recorded revenue of $27.4 million for the year ended June 30, 2024 as compared to $27.1 million for the year ended June 30, 2023. The increase of $0.3 million was primarily due to an increase in revenue from fabrication services of $2.2 million or 24%, which includes revenue from GDSI. This was partially offset by a decrease in RF product revenue, which includes revenue from sales of RFMi products, of $1.9 million or 11%.

Cost of Revenue

Cost of revenue includes direct labor, material, net realizable value (NRV) adjustments, and facility costs primarily associated with foundry services revenue, manufacturing of filter products and engineering services. The Company recorded cost of revenue of $28.1 million for the year ended June 30, 2024 as compared to $30.2 million for the year ended June 30, 2023. The $2.1 million decrease is primarily due to costs associated with RF product revenue which decreased by $3.9 million or 16%, which includes cost of revenue from sales of RFMi products. This was offset by an increase in costs associated with fabrication services, which includes GDSI, of $1.8 million or 33%.

Research and Development Expenses

R&D expenses were $30.0 million for the year ended June 30, 2024 and were $3.2 million, or 9.6% lower than the prior year amount for the same period of $33.2 million. Personnel costs, including stock-based compensation, were $13.3 million compared to $16.5 million in the prior year period, a decrease of $3.2 million or 19.4%. Facility costs, including depreciation, of $10.2 million primarily associated with the NY Facility were $2.4 million higher than the prior period. Lastly, R&D material costs were $2.5 million lower than the prior period.

General and Administrative Expense

General and administrative (“G&A”) expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the year ended June 30, 2024 were $35.9 million, which is an increase of $6.1 million compared to the year ended June 30, 2023. Year-over-year changes within G&A expenses include an increase in general expenses of $8.2 million, primarily professional fees and intangible amortization as well as an increase in depreciation and amortization of $1.1 million offset by a decrease in employee compensation (including stock-based compensation) of $3.6 million.

Other Operating Expenses

Other operating expense for the year ended June 30, 2024 was $43.4 million, compared to other operating expense of $0.0 million for the year ended June 30, 2023. The expense increase of $43.4 million was primarily due to an increase in fixed asset impairments of $35.4 million and goodwill impairment of $8.1 million.

Other Income/(Expense)

Other expense for the year ended June 30, 2024 was $58.0 million compared to other income of $0.1 million in fiscal year 2023. The $58.1 million increase in other expense was primarily due to an increase in expense related to litigation related contingent liabilities of $57.4 million and an increase in interest expense of $0.3 million and a $0.3 million decrease in income related changes in contingent liabilities and derivative liabilities.

Net Loss

The Company recorded a net loss of $167.9 million for the year ended June 30, 2024, compared to a net loss of $63.6 million for the year ended June 30, 2023. The year-over-year incremental loss of $104.3 million, or 164.0%, was primarily driven by an increase in other operating expenses related to property plant and equipment impairment of $35.4 million and goodwill impairment of $8.1 million, an increase in expense due to litigation related contingent liabilities of $57.4 million, an increase in professional fees and intangible amortization of $9.2 million as well as a decrease in the income tax benefit of $2.5 million. These increases were partially offset by decreases in R&D and G&A personnel costs, including stock based compensation of $6.8 million, and a decrease in cost of revenue of $2.2 million.

Liquidity and Capital Resources

Overview

We are experiencing financial and operating challenges. In the absence of additional financing or our timely appeal of the recent judgment and awards relating to the Qorvo Litigation, we will be forced to seek protection by filing a voluntary petition for relief under the Bankruptcy Code.

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

The Company’s short-term and long-term liquidity requirements primarily arise from funding (i) research and development expenses, (ii) general and administrative (“G&A”) expenses including salaries, bonuses, commissions and stock-based compensation, (iii) working capital requirements, (iv) business acquisitions and investments we may make from time to time, including potential performance based payments related to our acquisition of RFMi and a note payable issued in connection with our acquisition of GDSI, and (v) interest and principal payments related to our $44.0 million aggregate principal amount of outstanding convertible notes. Additionally, due to the outcome of the Qorvo Litigation and the judgments against the Company for damages and legal fees, the Company’s liquidity is severely constrained. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing.

The Company had $24.4 million of cash and cash equivalents on hand as of June 30, 2024, which reflects a decrease of $18.7 million compared to $43.1 million as of June 30, 2023. The $18.7 million decrease is primarily due to $40.3 million of cash used in operating activities and cash used for purchases of machinery and equipment of $6.0 million. Partially offsetting these cash uses was cash proceeds from issuance of common stock of $12.3 million, proceeds from the Customer Note (as defined below) of $8.0 million and proceeds from the exercise of warrants of $7.3 million.

Recent Financing Activity

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

On May 22, 2024, the Company entered into a securities purchase agreement and placement agency agreement with Roth Capital Partners, to issue and sell an aggregate of 10,500,000 shares of its common stock, and pre-funded warrants to purchase up to 39,500,000 shares of common stock in a registered direct offering. The offering price was $0.20 per share and $0.199 per pre-funded warrant. Under the placement agency agreement, the Company agreed to pay the Placement Agent an aggregate cash fee equal to 6.0% of the aggregate gross proceeds received by the Company from the sale of the securities and to reimburse the placement agent for up to $50,000 of expenses. The closing of the offering occurred on May 24, 2024. Gross proceeds were approximately $10.0 million, before deducting placement agent fees and estimated offering expenses payable by the Company. The prefunded warrant was treated as equity and is included in Additional paid in capital on the Consolidated Balance Sheet,

On June 26, 2024, the Company issued a secured note (the “Customer Note”) in the original principal amount of $8.0 million issued by the Company to a key customer. The Customer Note does not bear interest and is subject to periodic repayment against sales made to the customer. The Customer Note is secured by certain of the Company’s assets.

Balance Sheet and Working Capital

June 30, 2024 Compared to June 30, 2023

As of June 30, 2024, the Company had current assets of $36.8 million made up primarily of cash on hand of $24.4 million. As of June 30, 2023, current assets were $59.8 million comprised primarily of cash on hand of $43.1 million. The reduction in current assets was primarily a result of the use of cash in operations.

Property, Plant and Equipment was $12.9 million as of June 30, 2024 as compared to a balance of $57.8 million as of the year ended June 30, 2023. The $44.9 million year-over-year decrease is primarily due to the purchase of equipment for the NY Facility of $3.8 million offset by investment tax credits of $3.2 million, depreciation of $10.1 million and an asset impairment charge of $35.4 million.

Total assets as of June 30, 2024 and June 30, 2023 were $69.7 million and $148.9 million, respectively. The $79.2 million decrease is primarily due to a decrease in cash of $18.7 million, along with decreases in property, plant and equipment of $44.9 million, inventory of $5.3 million, goodwill of $8.1 million, accounts receivable of 0.8 million, intangibles of $2.7 million, and other current assets of $1.4 million offset by an increase in investment tax credit receivable of $3.2 million.

Current liabilities as of June 30, 2024 were $84.4 million and increased year-over-year by $66.8 million which was primarily due to the increase in litigation related contingent liabilities of $57.4 million and increases in notes payable of $10.0 million offset by decreases in accounts payable and accrued expenses of $0.6 million, primarily due to decreases in employee compensation accruals and professional fee accruals.

Long-term liabilities totaled $42.5 million as of June 30, 2024, compared to $45.1 million for the prior year period. This decrease was a result of decreases in derivative and contingent liability valuations offset by increases in notes payable.

Stockholders’ equity (deficit) was $(57.1) million as of June 30, 2024, compared to $86.2 million as of June 30, 2023. Additional paid-in-capital (“APIC”) was $381.3 million as of June 30, 2024 and increased by $24.8 million compared to June 30, 2023. The year-over-year increase was primarily due to an increase from net proceeds of $12.3 million for the issuance of Common Stock during the year, stock based compensation in the amount of $2.8 million, and Common Stock issued for the exercise of warrants of $7.3 million. The $143.3 million decrease in stockholders’ equity consisted primarily of the $24.8 million increase in APIC reduced by the $167.9 million net loss recorded for the year ended June 30, 2024 along with the $0.2 million reduction from the cumulative-effect adoption of ASU 2016-13.

Cash Flow Analysis

Year Ended June 30, 2024 Compared to the Year Ended June 30, 2023

Operating Activities

Net cash used in operating activities was $40.3 million during the year ended June 30, 2024 and $44.8 million for the 2023 comparative period. The $4.5 million year-over-year decrease in cash used was attributable to an increase in revenue partially offset by higher operating expenses associated with the ramp up of commercialization activities, higher spend on G&A costs for support personnel, and professional fees.

Investing Activities

Net cash used in investing activities was $6.0 million for the year ended June 30, 2024 compared to $25.1 million for the comparative year ended June 30, 2023. The $19.1 million year-over-year decrease was primarily due to decreased spend on R&D and manufacturing equipment of $5.4 million along with a $13.9 million decrease in cash used for investment in a subsidiary.

Financing Activities

Net cash provided by financing activities was $27.7 million for the year ended June 30, 2024 versus $32.6 million for the 2023 comparative period. The $4.9 million decrease was due to a decrease in proceeds from issuance of common stock of $19.7 million compared to the prior period, offset by an increase in proceeds from the exercise of warrants of $7.3 million and proceeds from issuance of notes payable of $8.0 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Akoustis Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akoustis Technologies, Inc. (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses, has significant pending litigation and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

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

Impairment of Long-Lived Assets

Critical Audit Matter Description

The Company recorded an impairment charge related to long-lived assets of $35.4 million for the year ended June 30, 2024. As described in Note 6 to the consolidated financial statements, the Company reviews long-lived assets for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. Such conditions could include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. The Company performs undiscounted operating cash flow analyses to determine if an impairment exists. When testing for impairment of assets held for use, the Company groups assets at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, the loss is calculated as the difference between the estimated fair value and the carrying amount of the asset.

We identified the impairment of long-lived assets as a critical audit matter due to the significant judgments made by management to determine the undiscounted cash flows and related fair values of the impaired assets. This required a high degree of auditor judgment, subjectivity, and an increased extent of effort, including the need to involve our valuation specialists when performing audit procedures over the fair value of the impaired assets and to evaluate the reasonableness of management’s estimates and assumptions related to future revenues and cash flows.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments underlying the impairment charge on long-lived assets included the following, among others:

●	Obtained an understanding of the design of controls associated with management’s process for recording long-lived assets impairment charge.

●	Tested for the appropriate application of accounting guidance related to the impairment of long-lived assets, including judgments made by management related to the asset group subject to impairment.

●	Tested the significant assumptions such as revenue growth rates underlying the undiscounted cash flows analysis including performing a sensitivity analysis of the impact of certain assumptions on the estimates.

●	Assessed the qualifications of management’s valuation specialists.

●	With the assistance of our valuation specialists:

o	Evaluated the reasonableness of the valuation methodologies;

o	Tested mathematical accuracy of the calculation;

o

Evaluated the reasonableness of the key inputs and assumptions utilized in the personal property analysis including: source data, cost indices for each asset category, depreciation, functional and economic obsolescence method and depreciation floor values, normal useful life source and selected lives/remaining live, depreciation floor sources, and adjustments to market data;

o

Evaluated the reasonableness of the land sale conclusion and depreciated replacement cost of the building and site improvements used by the Company to estimate fair values, by comparing them to our independently developed ranges of comparable land sales and estimated depreciated replacement cost of the building and site improvements for a selection of real estate asset acquisitions; and

o	Evaluated the reasonableness of the Company’s improved sales conclusion by comparing it to our independently developed ranges of improved comparable sales.

●	Tested the underlying data that served as the basis for the valuation to test that the inputs were accurate and complete.

●	Evaluated the Company’s disclosures related to the impairment of long-lived assets to assess their conformity with the applicable accounting standards.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2015.

New York, NY
October 7, 2024

Akoustis Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30,	June 30,
	2024	2023
Assets

Assets:
Cash and cash equivalents	$24,447	$43,104
Accounts receivable, net of allowance of $294 and $0 as of June 30, 2024 and 2023, respectively	3,911	4,753
Inventory	2,223	7,548
Investment tax credit receivable	3,197	—
Other current assets	2,991	4,440
Total current assets	36,769	59,845

Property and equipment, net	12,905	57,826
Goodwill	6,508	14,559
Intangibles, net	12,565	15,241
Operating lease right-of-use asset, net	923	1,374
Other assets	71	72
Total Assets	$69,741	$148,917

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$16,352	$17,027
Litigation related contingent liability	57,372	—
Notes payable	10,000	—
Operating lease liability	514	439
Deferred revenue	131	105
Total current liabilities	84,369	17,571

Long-term Liabilities:
Convertible notes payable, net	41,887	43,347
Operating lease liability	462	976
Notes payable	—	667
Other long-term liabilities	117	117
Total long-term liabilities	42,466	45,107

Total Liabilities	126,835	62,678
Commitments and Contingencies (Note 15)
Stockholders’ Equity (Deficit)
Preferred Stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 175,000,000 shares authorized; 123,392,181 and 72,154,647 shares issued and outstanding at June 30, 2024 and June 30, 2023, respectively	123	72
Additional paid in capital	381,289	356,522
Accumulated deficit	(438,506)	(270,355)
Total Stockholders’ Equity (Deficit)	(57,094)	86,239
Total Liabilities and Stockholders’ Equity (Deficit)	$69,741	$148,917

See accompanying notes to the consolidated financial statements.

Akoustis Technologies, Inc.

Consolidated Statements of Operations

 (In thousands, except per share data)

	For the Year Ended June 30, 2024	For the Year Ended June 30, 2023

Revenue	$27,384	$27,121

Cost of revenue	28,073	30,237

Gross profit (loss)	(689)	(3,116)

Operating expenses
Research and development	29,989	33,243
General and administrative expenses	35,884	29,710
Goodwill impairment	8,051	—
Property and equipment impairment	35,378	—
Total operating expenses	109,302	62,953

Loss from operations	(109,991)	(66,069)

Other (expense) income
Interest (expense) income	(2,658)	(2,322)
Change in fair value of contingent liability	—	1,446
Litigation related contingent liability	(57,374)	—
Other (expense) income	—	(8)
Change in fair value of derivative liabilities	2,079	948
Total Other (expense) income	(57,953)	64
Net loss before income taxes	$(167,944)	$(66,005)

Income tax expense (benefit)	$6	$(2,448)

Net loss	$(167,950)	$(63,557)

Net loss per common share - basic and diluted	$(1.89)	$(1.00)

Weighted average common shares outstanding - basic and diluted	89,085,992	63,621,727

See accompanying notes to the consolidated financial statements.

Akoustis Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended June 30, 2024 and 2023

(In thousands)

	Common Stock		Additional Paid In	Accumulated	Total Equity
	Shares	Par Value	Capital	Deficit	(Deficit)

Balance, June 30, 2022	57,079	$57	$310,171	$(206,798)	$103,430

Common stock issued for cash, net of issuance costs	12,546	12	32,013	—	32,025

Stock-based compensation	1,009	1	9,406	—	9,407

ESPP purchase	89	—	560	—	560

Common stock issued in acquisition	606	1	1,689	—	1,690

Common stock issued in payment of note interest	826	1	2,683	—	2,684

Net loss	—	—	—	(63,557)	(63,557)

Balance, June 30, 2023	72,155	$72	$356,522	$(270,355)	$86,239

Cumulative-effect adoption of ASU 2016-13	—	—	—	(201)	(201)

Common stock issued for cash, net of issuance costs	33,500	34	12,307	—	12,341

Stock-based compensation	898	1	2,847	—	2,848

ESPP purchase	287	—	66	—	66

Common stock issued services	120	—	91	—	91

Common stock issued in exercise of warrants	8,500	8	7,266	—	7,274

Common stock issued in payment of note interest	7,932	8	2,190	—	2,198

Net loss	—	—	—	(167,950)	(167,950)

Balance, June 30, 2024	123,392	$123	$381,289	$(438,506)	$(57,094)

See accompanying notes to the consolidated financial statements.

Akoustis Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended	For the Year Ended
	June 30, 2024	June 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(167,950)	$(63,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,759	11,256
Stock-based compensation	2,848	9,407
Common stock issued for services	91	—
Amortization of debt discount	619	564
Non-cash interest payments	2,198	2,684
(Gain)/Loss on disposal of assets	61	(100)
Change in deferred tax assets	—	(2,394)
Goodwill impairment	8,051	—
Property and equipment impairment	35,378	—
Amortization of operating lease right of use asset	451	395
Change in fair value of derivative liabilities	(2,079)	(948)
Change in fair value of contingent consideration	—	(1,446)
Changes in operating assets and liabilities:
Accounts receivable, net	641	(79)
Inventory	5,325	(3,454)
Other current asset	1,448	(805)
Notes payable	2,001	—
Litigation related contingent liability	57,371	—
Accounts payable and accrued expenses	1,521	3,522
Lease liabilities	(439)	(352)
Other long term liabilities	(667)	667
Deferred revenue	26	(181)
Net Cash Used in Operating Activities	(40,346)	(44,821)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(5,992)	(11,385)
Cash received from sale of fixed assets	—	121
Cash paid for investment in subsidiary	—	(13,882)
Net Cash Used in Investing Activities	(5,992)	(25,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	12,341	32,026
Proceeds from exercise of warrants	7,274	—
Proceeds from employee stock purchase plan	66	560
Proceeds received from issuance of notes payable	8,000	—
Net Cash Provided by Financing Activities	27,681	32,586

Net Increase (Decrease) in Cash, Cash Equivalents	(18,657)	(37,381)
Cash and Cash Equivalents - Beginning of Period	43,104	80,485
Cash and Cash Equivalents - End of Period	$24,447	$43,104

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$442	$—
Income taxes	$7	$40

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in payment of interest	$2,198	$2,684
Fixed assets included in accounts payable and accrued expenses	$(2,194)	$1,981
Investment tax credit	$3,197	$—
Cumulative-effect adoption of ASU 2016-13	$(201)	$—
Operating lease right-of-use asset, net	$—	$133
Operating lease liability	$—	$(133)
Acquisition of Business
Tangible assets, excluding cash and cash equivalents	$—	3,904
Intangibles	$—	8,289
Goodwill	$—	6,508
Deferred Tax Liability	$—	(2,394)
Liabilities assumed	$—	(1,124)
Liabilities cancelled	$—	88
Issuance of common stock for acquisition	$—	1,690

See accompanying notes to the consolidated financial statements.

AKOUSTIS TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

Note 1. Organization

Akoustis Technologies, Inc. (the “Company”) was incorporated on April 10, 2013, and effective December 15, 2016, the Company changed its state of incorporation to the State of Delaware. Through its wholly-owned subsidiary, Akoustis, Inc. (a Delaware corporation), the Company, headquartered in Huntersville, North Carolina, is focused on developing, designing, and manufacturing innovative radio frequency (“RF”) filter products for the wireless industry, including for products such as smartphones and tablets, cellular infrastructure equipment, Wi-Fi Customer Premise Equipment (“CPE”), and military and defense communication applications. Located between the device’s antenna and its digital backend, the RF front-end (“RFFE”) is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. To construct the resonator devices that are the building blocks for its RF filters, the Company has developed a family of novel, high purity acoustic piezoelectric materials as well as a unique microelectromechanical system (“MEMS”) wafer semiconductor process, collectively referred to as XBAW® technology. The Company leverages its integrated device manufacturing (“IDM”) business model to develop and sell high performance RF filters using its XBAW® technology. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RFFE. Additionally, through RFM Integrated Device, Inc. (“RFMi”), a wholly-owned subsidiary of Akoustis, Inc., the Company makes sales of complementary surface acoustic wave (“SAW”) resonators, RF filters, crystal (Xtal) resonators and oscillators, and ceramic products branded as “RFMi” products. We also offer back-end semiconductor supply chain services through our wholly owned subsidiary, Grinding & Dicing Services, Inc. (“GDSI”), which we acquired in January 2023.

Note 2. Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2024, the Company had cash and cash equivalents of $24.4 million and working capital deficit of $46.3 million. In the absence of additional liquidity, the Company anticipates that its existing cash resources, with a continued focus on cash conservation, is sufficient to fund its operations into the third quarter of fiscal 2025. There is no assurance that the Company’s projections and estimates are accurate. On May 17, 2024, after a trial in the U.S. District Court for the District of Delaware in the matter of Qorvo Inc. vs. Akoustis Technologies, Inc. DE Case 1:21-cv-01417-JPM (the “Qorvo Litigation”), the jury in the Qorvo Litigation awarded Qorvo approximately $38.6 million in damages. On September 9 and 10, 2024, the District Court issued orders awarding Qorvo an aggregate of approximately $19.0 in attorneys’ fees and pre- and post-judgment interest. Although, as of the date of this Report, the District Court has not entered a final judgment in respect of the jury verdict in the Qorvo Litigation, and Akoustis may elect to appeal such final judgment and portions of the awards of attorneys’ fees and pre- and post-judgment interest, these matters raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital or to timely appeal the District Court’s judgment and awards. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If we elect not to appeal an adverse final judgment or the awards of attorneys’ fees and pre- and post-judgment interest, or if we are unable to post an undertaking (such as an appeal bond) to enable us to do so, we will likely be forced to pursue a reorganization proceeding under Chapter 11 of the U.S. Bankruptcy Code.

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

Use of estimates and assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). The policies, estimates and assumptions include estimates and assumptions used in valuation of equity instruments, deferred taxes and related valuation allowances, contingent consideration, goodwill, fair value of the acquired intangible assets, revenue recognition, derivative liabilities, and the fair values of long-lived assets. Actual results could differ from the estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits; as of June 30, 2024, approximately $23.7 million was uninsured.

Accounts Receivable, net

Accounts receivable is recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. Management considers an account receivable to be past due when it is not settled under its stated terms. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of the fiscal years ended June 30, 2024 and 2023, the Company’s allowance for doubtful accounts was immaterial. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventory

Inventory, which consists of raw materials, work-in-process and finished product, is stated at the lower of cost or net realizable value. Inventory is valued on a first-in first-out basis. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight–line method on the various asset classes over their estimated useful lives, which range from two to eleven years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred. The Company records gains or losses on the disposal of assets as the difference between net book value of assets and cash received less costs to dispose of assets. Gains or losses on the disposal of assets, as well as impairment of assets are recorded in operating expenses. During the years ended June 30, 2024 and June 30, 2023, the Company recorded an impairment charge against its property plant and equipment of $35.4 million and $0 million respectively.

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

Goodwill and Intangible assets, net

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company has two operating segments and two reporting units. The Company performs goodwill impairment analysis at least annually during its last fiscal quarter, or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. During the third quarter ended March 31, 2024, the Company observed continuing declines in its stock price which led it to conclude that a triggering event had occurred and therefore the Company performed a quantitative test for its two reporting units.

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

Based on the Company’s interim impairment test of goodwill, it was determined for the Fabrication Services reporting unit that the reporting units’ fair value was in excess of its respective carrying value as of March 31, 2024; however, for the RF Filters unit it was determined that the carrying value of the reporting unit exceeded its fair value which resulted in a goodwill impairment charge of approximately $8.1 million (representing the entire goodwill assigned to this reporting unit) and is included in operating expenses in the Consolidated Statements of Operations. No impairment charge was recognized for the year ended June 30, 2023.

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

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, including property and equipment, when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows. If an asset’s carrying value exceeds such estimated undiscounted cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value. During the years ended June 30, 2024 and June 30, 2023, the Company recorded an impairment charge against its property plant and equipment of $35.4 million and $0, respectively.

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

The fair value of a restricted stock unit award (“RSU”) is equal to the fair market value of a share of Company stock on the date of grant.

The fair value of a market value stock unit award is estimated on the date of grant using a Monte Carlo simulation valuation model. The Monte Carlo simulation valuation model requires the development of assumptions that are inputs into the model. These assumptions are the grant date value of the underlying share, the target share price, the expected stock volatility, the risk–free interest rate, and the expected life of the award. Expected volatility is calculated using the historical volatilities of the Company’s common stock traded on the Nasdaq Capital Market over the expected term. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The expected life of the award is equal to the performance period. The Company accounts for the impact of forfeitures as they occur.

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

Recently Issued Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance” to increase transparency about certain government assistance or grants received by a business entity. This new guidance requires the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The Company adopted ASU 2021-10 on July 1, 2022.

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

The Company’s accounting policy is to recognize a benefit to the income statement over the duration of the program when the conditions, including the required spending attached to the incentive are achieved and the Company is expected to complete any further requirements. A grant that compensates for operational expenses is recognized as a reduction from the nature of the expense the grant is designated to offset. A grant related to property, plant and equipment investments is recognized as a reduction to the cost-basis of the underlying assets with an ongoing reduction to depreciation expense based on the useful lives of the related assets. During fiscal 2023, the Company received a de-minimis amount related to these programs.

In August 2022, the Creating Helpful Incentives to Produce Semiconductors and Science Act (the “CHIPS Act”) was signed into law. The CHIPS Act provides for a 25% refundable tax credit on certain investments in domestic semiconductor manufacturing. The credit is provided for qualifying property, which is placed in service after December 31, 2022. The CHIPS Act also provides for certain other financial incentives to further investments in domestic semiconductor manufacturing. The Company recorded an investment tax credit of $3.2 million during the fiscal year ended June 30, 2024.

In August 2022, the Inflation Reduction Act (the “IRA”) was signed into law. The IRA establishes a new book minimum tax of 15% on consolidated adjusted GAAP pre-tax earnings for corporations with average income in excess of $1 billion and is effective for tax years beginning after December 31, 2022. In addition, the IRA also introduced a nondeductible 1% excise tax on a publicly traded corporation for the net value of certain stock repurchases during the tax year (effective for repurchases after December 31, 2022). The new law did not have a material impact on the Company’s consolidated financial statements.

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

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07 Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures to enhance disclosures about significant segment expenses. This ASU is effective for the Company’s fiscal year 2025 and interim periods in fiscal year 2026. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on our financial statement disclosures related to its annual report for fiscal year 2025.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures that requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This ASU is effective for the Company’s fiscal year 2026. Early adoption is permitted. The Company is currently evaluating income tax disclosures related to its annual report for fiscal year 2026.

Note 4. Revenue Recognition from Contracts with Customers

Disaggregation of Revenue

The Company’s primary revenue streams include fabrication services and product sales across multiple geographic regions primarily the Americas, Asia and Europe.

Fabrication Services

Fabrication services revenue includes Non-Recurring Engineering (“NRE”) and backend wafer services. For the backend wafer service contracts, products are delivered to the customer at the completion of the service which represents satisfaction of the performance obligation as well as transfer of title. On NRE contracts, the majority of the contracts include language which provides for an enforceable right to payment for performance completed to date, rather than upon completion of the contract. NRE revenue is generally recognized over the period during which the work is performed using a formula that accounts for the actual costs or expenses incurred, which generally include labor cost, fabrication and materials, as a percentage of total estimated budget for the completion of the NRE contract. Any revenues earned but not yet billed to the customer as of the date of consolidated financial statements are recorded as contract assets and are included in other current assets on the consolidated balance sheet. When invoicing occurs prior to revenue recognition a contract liability is recorded. The Company recognized $3.9 million and $5.2 million in revenue from NRE contracts during the fiscal years ended June 30, 2024 and June 30, 2023, respectively.

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

The following table summarizes the revenues of the Company’s reportable segments by geographic region for the year ended June 30, 2024 (in thousands):

	Fabrication Services Revenue	RF Filters Sales Revenue	Total Revenue with Customers
Americas	$10,148	$1,245	$11,393
Asia	838	11,633	12,471
Europe	235	3,285	3,520
Other	—	—	—
Total	$11,221	$16,163	$27,384

The following table summarizes the revenues of the Company’s reportable segments for the year ended June 30, 2023, (in thousands):

	Fabrication Services Revenue	RF Filters Sales Revenue	Total Revenue with Customers
Americas	$7,287	$3,892	$11.179
Asia	1,503	11,493	12,996
Europe	161	2,771	2,932
Other	—	14	14
Total	$8,951	$18,170	$27,121

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

The following table summarizes the changes in the opening and closing balances of the Company’s contract asset (included in Other current assets on the Consolidated Balance Sheet) and contract liability (included as Deferred revenue on the Consolidated Balance Sheet) for the years ended June 30, 2024 and 2023 (in thousands):

	Contract Assets	Contract Liabilities
Balance, June 30, 2023	$1,894	$70
Closing, June 30, 2024	1,384	130
Increase/(Decrease)	(510)	60

Balance, June 30, 2022	$923	$286
Closing, June 30, 2023	1,894	70
Increase/(Decrease)	971	(216)

The amount of revenue recognized in the year ended June 30, 2024 that was included in the opening contract liability balance was $70 thousand which related to timing of shipments.

Contract assets are recorded when revenue recognized exceeds the amount invoiced. The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The amount of contract assets invoiced in the year ended June 30, 2024 that was included in the opening contract asset balance was $1.9 million, which primarily related to non-recurring engineering services.

Backlog of Remaining Customer Performance Obligations

As of June 30, 2024, the Company had partially unsatisfied performance obligations related to contracts with an original expected duration of greater than one year. Revenue expected to be recognized from these performance obligations was $0.7 million as of June 30, 2024. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us.

Note 5: Inventory

Inventory consisted of the following as of June 30, 2024 and June 30, 2023 (in thousands):

	June 30, 2024	June 30, 2023
Raw Materials	$1,591	$1,574
Work in Process	312	3,741
Finished Goods	320	2,233
Total Inventory	$2,223	$7,548

During the year ended June 30, 2024, the Company recorded a $2.8 million expense to cost of goods sold for the disposal of inventory manufactured using technology challenged in the Qorvo lawsuit and agreed to be destroyed by the Company.

Note 6. Property and equipment, net

Property and equipment consisted of the following as of June 30, 2024 and 2023 (in thousands):

	June 30, 2024	June 30, 2023	Estimated Useful Life
Land	$740	$1,000	n/a
Building & leasehold improvements	5,718	9,016	11 years *
Equipment	7,090	71,151	2-10 years
Computer equipment and software	2	3,168	3-5 years
Total	14,236	84,335
Less: Accumulated depreciation	(645)	(26,509)
Total	$12,905	$57,826

(*)	Leasehold improvements which are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The Company recorded depreciation expense of $10.1 million and $9.2 million for the years ended June 30, 2024 and 2023, respectively.

Property, plant and equipment are stated at historical cost and depreciated on the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated over periods ranging from 2 years to 10 years and buildings and improvements over periods up to 11 years. We review long-lived assets for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. Such conditions could include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. We perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing for impairment of assets held for use, we group assets at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, the loss is calculated as the difference between the estimated fair value, utilizing cost and market approaches, and the carrying value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is an exit price concept that assumes an orderly transaction between willing market participants and is required to be based on assumptions that market participants would use in pricing an asset or a liability.

During the June 2024 quarter, the continued decline in stock price and reduction in operating cash flow forecasts led the Company to conclude that an indicator of impairment existed for the RF Filters Segment. The Company performed a recoverability test on the long-lived assets in the RF Filters Segment (“Filter Assets”) in which the undiscounted future cash flows expected from the use of the Filter Assets are compared to the carrying value of those assets and determined that the Filter Assets are not considered recoverable.

The Company then determined the fair value of the of the Filter Assets under an orderly liquidation scenario utilizing a market and cost approach. The resulting fair value of the Filter Assets of $10.9 million was below the carrying amount of the Filter Assets. As a result, the Company recorded an impairment charge against property plant and equipment of $35.4 million for the year ended June 30, 2024 which is included in operating expenses in the Consolidated Statement of Operations.

As of June 30, 2024, equipment with a net book value totaling $0.9 million had not been placed in service and therefore was not depreciated during the period. As of June 30, 2023, fixed assets with a net book value totaling $7.1 million had not been placed in service and therefore was not depreciated during the period.

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

The total consideration paid to the Sellers at closing of the Transaction consisted of $13.9 million in cash and approximately $1.7 million of shares of the Company’s common stock. In addition, the Company issued a secured promissory note (the “Promissory Note”) in the original principal amount of $4.0 million issued by the Purchaser to the Sellers’ representative. The Sellers’ representative is a current employee of the Company. The Promissory Note does not bear interest, is subject to partial prepayment (reduction of the outstanding principal amount down to $1.3 million) on the second anniversary of the Closing Date, and is payable in full on the third anniversary of the Closing Date. The Purchaser can reduce the principal amount of the Promissory Note to satisfy the Sellers’ indemnification obligations under the Purchase Agreement, and if GDSI’s President is terminated for cause or due to disability or resigns without good reason prior to maturity the Promissory Note will be cancelled in its entirety. The Promissory Note is secured by certain of the Purchaser’s and GDSI’s assets. In the event of certain events of default, including failure to pay amounts due under the Promissory Note and certain bankruptcy events, the outstanding principal amount of the Promissory Note will become immediately due.

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

Pro Forma Results

The following unaudited pro forma financial information summarizes the results of operations for the years ended June 30, 2023 and 2024, as if the GDSI acquisition had been completed as of July 1, 2022 (in thousands). The pro forma results were calculated applying the Company’s accounting policies and include the effects of adjustments related to the amortization charges from the acquired intangibles. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future.

	Years Ended June 30,
	2024	2023
	Unaudited Proforma	Unaudited Proforma
Revenues	$27,384	$30,701
Net Loss	$(167,950)	$(65,747)
Net Loss per share	$(1.89)	$(1.03)

Note 8: Goodwill

The Company performs an annual test for goodwill impairment during its last fiscal quarter. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

During the third quarter ended March 31, 2024, the Company observed continuing declines in its stock price which led it to conclude that a triggering event had occurred and therefore the Company performed a quantitative test for its two reporting units. Based on the results of the impairment analyses, the Company concluded that it was more likely than not that the fair value of the Fabrication Services reporting unit exceeded its carrying value; therefore, there was no goodwill impairment. However, for the RF Filters reporting unit, the Company determined that the carrying value exceeded the fair value of the reporting unit which resulted in a goodwill impairment charge of approximately $8.1 million (representing the entire goodwill assigned to this reporting unit) and is included in operating expenses in the Consolidated Statements of Operations.

During the fourth quarter year ended June 30, 2024, the Company did not identify any events or circumstances that would require an interim goodwill impairment test of the Fabrication Services segment.

During the year ended June 30, 2023, the Company did not identify any events or circumstances that would require an interim goodwill impairment test. The Company does not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of June 30, 2024 and June 30, 2023 was $6.5 million and $14.6 million, respectively.

Note 9: Intangible Assets

Intangible assets consisted of the following as of June 30, 2024 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Trademarks	$900	$(438)	$462	5
Developed Technology	$3,812	$(1,083)	$2,729	8
Customer Relationships	$13,569	$(4,195)	$9,374	7
Total	$18,281	$(5,716)	$12,565

Intangible assets consisted of the following as of June 30, 2023 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life in Years
Trademarks	$900	$(258)	$642	5
Developed Technology	$3,867	$(581)	$3,286	10
Customer Relationships	$13,569	$(2,256)	$11,313	7
Total	$18,336	$(3,095)	$15,241

Amortization expense totaled $2.6 million for the year ended June 30, 2024. Estimated future amortization expense of intangible assets for each of the next five fiscal years and thereafter are as follows (in thousands):

2025	$2,621
2026	$2,621
2027	$2,522
2028	$2,461
2029	1,556
Thereafter	$784
Total	$12,565

Note 10. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at June 30, 2024 and June 30, 2023 (in thousands):

	June 30, 2024	June 30, 2023
Accounts payable	$3,998	$3,979
Accrued salaries and benefits	2,080	4,781
Accrued good received not invoiced	618	3,700
Accrued professional fees	8,737	2,248
Other accrued expenses	919	2,319
Totals	$16,352	$17,027

Note 11.  Notes Payable

Convertible Senior Notes due 2027

The following table summarizes convertible debt as of June 30, 2024 (in thousands):

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Derivatives	Carrying Value
Long Term convertible notes payable
6.0% Convertible Senior Notes	06/15/2027	6.00%	$4.71	$44,000	$(2,114)	$1	$41,887
Ending Balance as of June 30, 2024				$44,000	$(2,114)	$1	$41,887

The following table summarizes convertible debt as of June 30, 2023 (in thousands):

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Derivatives	Carrying Value
Long Term convertible notes payable
6.0% Convertible Senior Notes	06/15/2027	6.00%	$4.71	$44,000	$(2,733)	$2,080	$43,347
Ending Balance as of June 30, 2023				$44,000	$(2,733)	$2,080	$43,347

Interest expense on the Convertible Notes during the year ended June 30, 2024 included contractual interest of $2.6 million, $0.4 million paid of which was paid in cash and $2.2 million paid in stock and debt discount amortization of $0.6 million. Interest expense on the Convertible Notes during the year ended June 30, 2023 included contractual interest of $2.6 million, all of which was paid in stock and debt discount amortization of $0.6 million.

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

Notes Payable

Promissory Note

The Company issued a secured promissory note (the “Promissory Note”) in the original principal amount of $4.0 million issued by the Purchaser to the Sellers’ representative. The Sellers’ representative is a current employee of the Company. The Promissory Note does not bear interest, is subject to partial prepayment (reduction of the outstanding principal amount down to $1.3 million) on the second anniversary of the Closing Date, and is payable in full on the third anniversary of the Closing Date. The Purchaser can reduce the principal amount of the Promissory Note (i) to satisfy certain post-closing adjustments to the Transaction purchase price, (ii) to satisfy the Sellers’ indemnification obligations under the Purchase Agreement, and (iii) if GDSI’s President is terminated for cause or due to disability or resigns without good reason prior to maturity the Promissory Note will be cancelled in its entirety. The Promissory Note is secured by certain of the Purchaser’s and GDSI’s assets. In the event of certain events of default, including failure to pay amounts due under the Promissory Note and certain bankruptcy events, the outstanding principal amount of the Promissory Note will become immediately due. The Promissory Note will be recognized on a straight line basis over the term of the Promissory Note as compensation expense. The Company recorded compensation expense totaling $1.3 million for the year ended June 30, 2024 and $0.7 million for the year ended June 30, 2023, in “General and administrative expenses” in the Consolidated Statements of Operations with the associated liability included in “Notes payable” in the Consolidated Balance Sheets.

Short Term Note

The Company issued a secured note (the “Customer Note”) in the original principal amount of $8.0 million issued by the Company to a key customer and is included in “Notes payable” in the Consolidated Balance Sheets. The Customer Note does not bear interest and is subject to periodic repayment against sales made to the customer. The Customer Note is secured by certain of the Company’s assets. Pursuant to the sales agreement with this key customer, the Company agreed to sell products up to $21 million at an agreed upon price per unit. It also contains an option for the customer to buy additional products at a reduced price per unit. No revenue has been recognized from this sales agreement for the year ended June 30, 2024.

Note 12. Concentrations

Customers

Customer concentration as a percentage of revenue for the years ended June 30, 2024 and 2023 are as follows:

	Year Ended 06/30/2024	Year Ended 06/30/2023
Customer 1	19%	18%
Customer 2	12%	14%

Customer concentration as a percentage of accounts receivable for the years ended June 30, 2024 and 2023 are as follows:

	Year Ended 06/30/2024	Year Ended 06/30/2023
Customer 1	18%	15%
Customer 2	—	21%

Vendors

Vendor concentration as a percentage of purchases for the years ended June 30, 2024 and 2023 are as follows:

	Year Ended 06/30/2024	Year Ended 06/30/2023
Vendor 1	16%	11%

Note 13. Stockholders’ Equity (Deficit)

Equity Offering Program

The Company is party to an ATM Sales Agreement, dated May 2, 2022, with Craig-Hallum Capital Group LLC and Roth Capital Partners, LLC pursuant to which the Company may sell from time-to-time shares of its common stock having an aggregate offering price of up to $50,000,000 (the “2022 Equity Offering Program”), of which $48 million remains available to be sold. On May 25, 2022, the Company announced that it was suspending sales under the 2022 Equity Offering Program. If, in the future, the Company determines to resume sales pursuant to the 2022 Equity Offering Program, it intends to notify investors by the filing of a Current Report on Form 8-K, other SEC filings or other public announcement.

No sales were made through the 2022 Equity Offering Program during the year ended June 30, 2024 or June 30, 2023.

Underwritten Offerings of Common Stock

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

Registered Direct Offering of Common Stock and Pre-Funded Warrants

On May 22, 2024, the Company entered into a securities purchase agreement and placement agency agreement with Roth Capital Partners, to issue and sell an aggregate of 10,500,000 shares of its common stock, and pre-funded warrants to purchase up to 39,500,000 shares of common stock in a registered direct offering. The offering price was $0.20 per share and $0.199 per pre-funded warrant. The closing of the offering occurred on May 24, 2024. Gross proceeds were approximately $10.0 million, before deducting the placement fee and offering expenses of approximately $0.8 million resulting in net proceeds from the offering of approximately $9.2 million. The prefunded warrant was treated as equity and is included in Additional paid in capital on the Consolidated Balance Sheet. During the fiscal year ended June 30, 2024, 8.5 million pre-funded warrants were exercised. 31.0 million unexercised warrants remain outstanding as of June 30, 2024 and none were outstanding as of June 30, 2023.

Equity incentive plans

On November 1, 2018, the Board of Directors adopted and approved the Company’s 2018 Stock Incentive Plan (as amended, the “2018 Plan”), which authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants and other stock awards. The 2018 Plan initially reserved a total of 3,000,000 shares of common stock for issuance thereunder. On September 24, 2019, the Company’s stockholders approved an amendment to the 2018 Plan increasing the number of shares reserved for issuance thereunder to 6,000,000. On November 10, 2022, the Company’s stockholders approved an amendment to the 2018 Plan increasing the number of shares reserved for issuance thereunder to 12,000,000. As of June 30, 2024, 3,614,154, shares remained available for future grants under the 2018 Plan. The Company previously maintained the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2016 Stock Incentive Plan (the “2016 Plan”). No additional shares will be issued under the 2015 Plan or the 2016 Plan. The Company settles awards issued under all plans with newly issued common shares.

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

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following assumptions:

	June 30, 2024	June 30, 2023
Exercise price	$0.59 - $0.97	$2.83 - $4.23
Expected term (years)	4.00 - 4.75	4.00 - 5.00
Risk-free interest rate	4.42 - 4.66%	3.49 - 4.59%
Volatility	71 - 75%	67 - 70%
Dividend yield	0%	0%
Weighted Average Grant Date Fair Value of Options granted during the period	$0.35	$1.95

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

The following is a summary of the option activity:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – June 30, 2023	3,156,037	6.61
Granted	263,500	0.59
Exercised	—	—
Forfeited/Cancelled	(566,183)	7.71
Outstanding – June 30, 2024	2,853,354	5.83	2.73	—
Exercisable – June 30, 2024	2,199,404	6.08	2.04	—

The total intrinsic value of options exercised during the fiscal years ended June 30, 2024 and June 30, 2023 was $0.

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in thousands):

	As of June 30, 2024
	Unrecognized stock-based compensation	Weighted- average years to be recognized
Options	$488	1.53
Restricted stock awards/units	$4,279	1.72

For the years ended June 30, 2024 and 2023, the Company recorded $2.8 million and $9.4 million, respectively, in stock-based compensation which is reflected in total operating expenses in the consolidated statements of operations as follows (in thousands):

	2024	2023
Research and Development	$1,976	$3,692
General and Administrative	677	5,715
Cost of Revenue	195	—
Total	$2,848	$9,407

Restricted Stock Units and Restricted Stock Awards

A summary of unvested restricted stock awards (“RSAs”) and restricted stock unit awards (“RSUs”) outstanding as of June 30, 2024 and changes during the year ended is as follows:

	Number of RSAs/RSUs	Weighted Average Fair Value per Share/Unit
Outstanding - June 30, 2023	3,033,235	$5.39
Granted	1,651,333	0.81
Vested	(894,224)	5.62
Forfeited/Cancelled/Repurchased	(1,064,562)	4.06
Outstanding – June 30, 2024	2,725,782	$3.06

The weighted average grant date fair value per share for awards granted during the fiscal years ended June 30, 2024 and June 30, 2023 was $0.81 and $3.20, respectively. The total fair value of restricted awards that vested during the fiscal years ended June 30, 2024 and June 30, 2023 was $0.7 million and $3.5 million, respectively.

During the years ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of $1.8 million and $6.5 million, respectively related to the RSAs and RSUs that have been issued to date.

As of June 30, 2024, the Company had approximately $2.9 million in unrecognized stock-based compensation expense related to the unvested shares.

Market Value Stock Unit Awards

During the year ended June 30, 2024 the Company awarded certain employees grants of an aggregate of approximately 0.55 million RSUs with market value appreciation conditions (“MVSUs”) with a weighted average grant date fair value of $1.41. The MVSUs will be expensed over the requisite service period. The terms of the MVSUs include vesting provisions based on continued service. The number of shares of the Company’s common stock earned at vesting is based on the Company’s stock price performance with amounts earned subject to a vesting multiplier ranging from 0% to 200%. If the service criteria are satisfied, the MVSUs will vest over 3 years.

The fair values of the Company’s MVSUs were estimated at the dates of grant using a Monte Carlo simulation with the following assumptions:

	June 30, 2024	June 30, 2023
Grant Date price	$0.76 - $0.97	$2.83 - $4.23
Target Price	$0.97	$2.79 - $5.23
Expected term (years)	3.0	3.0
Risk-free interest rate	4.59 - 4.79%	3.15 - 4.18%
Volatility	75%	70%
Weighted Average Grant Date Fair Value of Options granted during the period	$1.41	$7.60

The Target Price: The price used in determining the vesting multiplier.

Expected term: The Company’s expected term is based on the contract period for the MVSU grants.

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Note with a similar term on the date of the grant.

Volatility: The Company calculates the expected volatility of the stock price using the historical volatilities of the Company’s common stock traded on the Nasdaq Capital Market.

A summary of unvested MVSUs outstanding as of June 30, 2024 and changes during the year ended is as follows:

	Number of MVSUs	Weighted Average Fair Value per Share/Unit
Outstanding - June 30, 2023	395,000	$7.58
Granted	550,000	1.41
Vested	—	—
Forfeited/Cancelled/Repurchased	(180,000)	4.33
Outstanding – June 30, 2024	765,000	3.91

The weighted average grant date fair value per share for MVSU awards granted during the fiscal years ended June 30, 2024 and June 30, 2023 was $1.41 and $7.60, respectively. No MVSU awards vested during the fiscal years ended June 30, 2024 and June 30, 2023.

During the years ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of $0.8 million and $0.9 million, respectively related to the MVSUs that have been issued to date.

As of June 30, 2024, the Company had approximately $1.4 million in unrecognized stock-based compensation expense related to the unvested MVSU shares.

Employee Stock Purchase Plan

Effective November 1, 2018, the Company adopted the Akoustis Technologies, Inc. Employee Stock Purchase Plan 2018 (the “ESPP”), which was approved by the stockholders on the same date, The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85.0% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. At June 30, 2024, 0.34 million shares were available for future issuance under this plan. The Company makes no cash contributions to the ESPP but bears the expenses of its administration. The Company issued 0.29 million, and 0.09 million shares under the ESPP in fiscal years 2024 and 2023, respectively. The Company settles awards issued under the ESPP with newly issued common shares.

For the years ended June 30, 2024 and 2023, the Company recorded $0.10 million and $0.25 million, respectively, in stock-based compensation related to grants of ESPP shares.

Nasdaq Stock Market notification

On October 24, 2023, we received notification from the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, stating that the Company did not comply with the minimum $1.00 bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). In accordance with Nasdaq listing rules, the Company was afforded 180 calendar days (until April 22, 2024) to regain compliance with the Bid Price Requirement (the “Initial Compliance Period”). To regain compliance, the closing bid price of Common Stock needed to meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period. Since the Company did not regain compliance by April 22, 2024, the Company requested, and was granted, an additional 180 calendar days to regain compliance with Bid Price Requirement expiring October 21, 2024.

On August 19, 2024, the Company received notice from the Staff indicating that the bid price for the Common Stock had closed at $0.10 or less per share for the 10-consecutive trading day period ended August 16, 2024 and, accordingly, the Company is subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii). As a result, the Staff determined to delist the Common Stock from The Nasdaq Capital Market (the “Delisting Determination”). The Company has requested a hearing before a Nasdaq Hearings Panel (the “Panel”) to appeal the Delisting Determination. The hearing request automatically stays any suspension or delisting action pending the hearing and the expiration of any compliance period granted by the Panel following the hearing. The Company’s hearing has been scheduled for October 8, 2024.

Additionally, Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain minimum stockholders’ equity of $2.5 million. As of June 30, 2024, as reflected in the consolidated balance sheet included in this Report, we had a negative stockholders’ equity and therefore may receive an additional delisting notice from the Staff in respect of this deficiency.

Note 14. Leases

The Company leases office space in Huntersville, NC, Carrollton, TX, San Jose, CA and Taiwan and leases equipment in Canandaigua, NY. Its leases have remaining lease terms of up to five years, some of which include options to extend the leases for up to twenty-four months. Following adoption of ASC 842, lease expense excludes capital area maintenance and property taxes.

The components of lease expense were as follows (in thousands):

	Year Ended June 30, 2024	Year Ended June 30, 2023
Operating Lease Expense	$601	$519

Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification on the Consolidated Balance Sheet	June 30, 2024	June 30, 2023
Assets
Operating lease assets	Other non-current assets	$923	$1,374

Liabilities
Other current liabilities	Current liabilities	514	439
Operating lease liabilities	Other non-current liabilities	462	976

Weighted Average Remaining Lease Term:
Operating leases	2.12 Years	2.97 Years

Weighted Average Discount Rate:
Operating leases	12.98%	12.77%

The following table outlines the minimum future lease payments for the next five years and thereafter (in thousands):

For the year ending June 30,
2025	$606
2026	374
2027	66
2028	68
Thereafter	11
Total lease payments (Undiscounted cash flows)	1,125

Less imputed interest	(149)
Total	$976

Note 15. Commitments and Contingencies

Ontario County Industrial Development Authority Agreement

On February 27, 2018, the Company entered into a Lease and Project Agreement (the “Lease and Project Agreement”) and a Company Lease Agreement (the “Company Lease Agreement” and together with the Lease and Project Agreement, the “Agreements”), each dated as of February 1, 2018, with the Ontario County Industrial Development Agency, a public benefit corporation of the State of New York (the “OCIDA”). Pursuant to the Agreements, the Company will lease for $1.00 annually to the OCIDA an approximately 9.995 acre parcel of land in Canandaigua, New York, together with the improvements thereon (including the Company’s New York fabrication facility), and transfer title to certain related equipment and personal property to the OCIDA (collectively, the “Facility”). The OCIDA will lease the Facility back to the Company for annual rent payments specified in the Lease and Project Agreement for the Company’s primary use as research and development, manufacturing, warehouse and professional office space in its business, and to be subleased, in part, by the Company to various existing tenants. The Company estimates substantial tax savings during the term of the Agreements, which expire on December 31, 2028. In addition, subject to the terms of the Lease and Project Agreement, certain purchases and leases of eligible items will be exempt from the imposition of sales and use taxes. Subject to the terms of the Lease and Project Agreement, the OCIDA has also granted to the Company an exemption from certain mortgage recording taxes for one or more mortgages securing an aggregate principal amount not to exceed $12.0 million, or such greater amount as approved by the OCIDA in its sole and absolute discretion. Benefits totaling approximately $0.4 million provided to the Company through June 2024 pursuant to the terms of the Lease and Project Agreement are subject to claw back over the life of the Agreements upon certain recapture events, including certain events of default.

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

On May 2, 2024, the court granted Qorvo’s Motion for Partial Summary Judgment with respect to the validity of the ’018 Patent and the ’755 Patent.

The trial for Qorvo Inc. vs. Akoustis Technologies, Inc., DE Case 1:21-cv-01417-JPM commenced on May 6, 2024 and, on May 17, 2024, a jury verdict was entered in favor of plaintiff, Qorvo Inc., and against the Company, which awarded Qorvo approximately $38.6 million in damages. Following the verdict, the Company filed post-trial motions seeking to (i) overturn the jury’s damages award for trade secret misappropriation and (ii) obtain a new trial on liability for patent infringement and regarding damages for trade secret misappropriation (or in the alternative, remittitur regarding such damages (collectively, the “Company Post-Trial Motions”)). Qorvo filed four post-trial motions of its own, including a motion for discretionary attorneys’ fees regarding the trade secret misappropriation claims.

On September 9, 2024, the District Court issued an Order Granting in Part and Denying in Part Plaintiff’s Motion for Attorneys’ Fees (the “Attorneys’ Fees Order”). The Attorneys’ Fees Order awarded Qorvo approximately $11.7 million in attorneys’ fees (the “Attorneys’ Fees Award”).

On September 10, 2024, the District Court issued an Order on Pre- and Post-Judgment Interest (the “Judgment Interest Order” and, together with the Attorneys’ Fees Order, the “Orders”). The Judgment Interest Order awarded Qorvo approximately $7.3 million (the “Judgment Interest Award” and, collectively with the Damages Award and the Attorneys’ Fees Award, the “Awards”).

The Orders are not enforceable or appealable; instead, the Awards will be included in the District Court’s final judgment, which will also reflect the outcome of the Post-Trial Motions and Qorvo’s other post-trial motions. Once the District Court renders its final judgment, the Defendants and Qorvo will have thirty days within which to challenge it (including the Awards) by filing a notice of appeal. If the Company elects to appeal the final judgment and posts an undertaking (such as an appeal bond) within thirty days of entry of final judgment, the Awards would not be enforceable pending the exhaustion of all appeals. A litigation related contingent liability of $57.4 million was recognized related to these judgments.

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

In connection with the litigation, the Company issued subpoenas to certain suppliers of Qorvo. On March 1, 2024, a supplier of Qorvo filed an inter partes review with the Patent Trial and Appeal Board challenging the validity of the ’360 Patent and, on April 17, 2024, Qorvo made a similar filing.

On May 1, 2024, the Company filed a motion for leave to amend its complaint to add Cornell University as a co-plaintiff, as well as a motion to compel financial discovery.

The Company intends to vigorously pursue its claims against Qorvo but can provide no assurance as to the outcome of these disputes.

Resolution of each of the matters described above has been prolonged and costly, and the ultimate result or judgment is uncertain due to the inherent uncertainty in litigation and other proceedings. An adverse result in the matters described above would have a material adverse effect on the Company and its business and create an urgent need for additional liquidity or result in the Company’s seeking protection by filing a voluntary petition for relief under the Bankruptcy Code. Even if ultimately settled or resolved in the Company’s favor, the matters described above and other possible future actions have resulted in significant expenses, diversion of management and technical personnel attention and disruptions and delays in the Company’s business and product development, and other collateral consequences. Any out-of-court settlement of the above matters or other actions may also have an adverse effect on the Company’s business, financial condition and results of operations, including, but not limited to, substantial expenses, the payment of royalties, licensing or other fees payable to third parties, or restrictions on its ability to develop, manufacture, and sell its products.

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

The Company’s gross unrecognized indirect tax credits totaled $0.1 million as of June 30, 2024 and $0.1 million as of June 30, 2023 and are recorded on the Consolidated Balance Sheet as a long-term liability.

Note 16. Income Taxes

The components of income tax expense (benefit) for the years ended June 30, 2024 and June 30, 2023 are as follows (in thousands):

	June 30, 2024	June 30, 2023
Current:
Federal	$6	$(38)
State and Local	—	(16)
Total Current Tax Provision (Benefit)	6	(54)

Deferred:
Federal	—	(2,179)
State and Local	—	(215)
Total Deferred Tax Provision (Benefit)	—	(2,394)

Total Tax Provision (Benefit)	$6	$(2,448)

The provision for/(benefit from) income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for/(benefit from) income taxes. The sources and tax effects of the differences are as follows:

	For the Year Ended June 30, 2024	For the Year Ended June 30, 2023
Income taxes at Federal statutory rate	(21.00)%	(21.00)%
State income taxes, net of Federal income tax benefit	(1.41)%	(1.35)%
Tax Credits	(0.82)%	(1.56)%
Stock-based compensation	0.70%	1.21%
Goodwill impairment	1.01%	0.00%
Other	0.00%	(0.53)%
Change in Valuation Allowance	21.52%	19.15%
Effect of changes in income tax rate applied to net deferred taxes	0.00%	0.37%
Income Tax Provision	0.00%	(3.71)%

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows, (in thousands):

	June 30, 2024	June 30, 2023
Deferred Tax Assets
Net Operating Loss Carryforwards	$64,644	$53,755
Stock-based compensation	3,576	4,373
Credits	5,132	3,753
Research and development expenditures	9,257	8,145
Contingent liability	12,880	—
Inventory	932	—
Accumulated depreciation/basis differences	517	—
Other	497	1,387
	97,435	71,413
Deferred Tax Liabilities
Intangibles	(2,735)	(3,338)
Accumulated depreciation/basis differences	—	(9,945)
Other	(425)	—
	(3,160)	(13,283)

Valuation Allowance	(94,275)	(58,130)
Net Deferred Tax Assets	$—	$—

At June 30, 2024, the Company had federal loss carryovers of approximately $34.2 million that will expire in stages beginning in 2034 if unused and federal loss carryovers of $261.0 million that will carry forward indefinitely. The North Carolina, New York, California, Florida, Massachusetts, and Colorado state loss carryovers of approximately $31.4 million, $11.5, $28.7, $0.5, $0.3, and $0.2 million, respectively, will begin to expire in 2029 if unused. Federal research credits of $5.1 million will expire beginning in 2034 if not utilized.

The company has not performed a detailed analysis to determine whether an ownership change under IRC Section 382 has occurred during the year ended June 30, 2024 or during any earlier year. If upon a complete analysis the company were to determine that an ownership change under Section 382 had occurred the effect of the ownership change would be the imposition of annual limitations on the use of NOL carryforwards. Any limitation may result in the expiration of a portion or all of the NOLs before utilization.

Based on a history of cumulative losses at the Company and the results of operations for the years ended June 30, 2024 and 2023, the Company determined that it is more likely than not it will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the deferred tax assets is required. The net change in the valuation allowance during the years ended June 30, 2024 and June 30, 2023 was an increase of approximately $36.1 million and $12.6 million respectively.

The Company’s gross unrecognized tax benefits totaled $0.7 million as of June 30, 2024 and $0.5 million as of June 30, 2023. Of these amounts, $0.7 million and $0.5 million as of June 30, 2024 and June 30, 2023, respectively, represent the amounts of unrecognized tax benefit that, if recognized, would impact the effective tax rate in each of the fiscal years.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended June 30, 2024 and June 30, 2023 is as follows (in thousands):

	June 30, 2024	June 30, 2023
Beginning Balance	$541	$427
Additions based on positions related to the current year	106	70
Additions for tax positions in prior years	47	44
Reductions for tax positions in prior years	—	—
Expiration of statute of limitations	—	—
Ending Balance	$694	$541

The unrecognized tax benefit of $694 thousand at the end of June 30, 2024 is recorded on the Consolidated Balance Sheet as a reduction to the carrying value of the gross deferred tax assets.

The Company’s fiscal 2018 federal and state returns and all subsequent years remain open for examination, as well as all attributes brought forward into those years. The Company is not currently under examination by any taxing authorities.

Note 17. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company operates in two segments, Fabrication Services, which consists of engineering review services and backend packaging services, and RF Filters which consists of amplifier and filter product sales

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the years ended June 30, 2024 and 2023 are as follows (in thousands):

	Fabrication Services	RF Filters	Total
Year ended June 30, 2024
Revenue	$11,221	$16,163	$27,384
Cost of revenue	7,323	20,750	28,073
Gross margin	3,898	(4,587)	(689)
Research and development	—	29,989	29,989
General and administrative	4,469	31,415	35,884
Goodwill impairment	—	8,051	8,051
Fixed asset impairment	—	35,378	35,378
Income/(Loss) from Operations	$(571)	$(109,420)	$(109,991)

Year ended June 30, 2023
Revenue	$8,984	$18,137	$27,121
Cost of Revenue	5,512	24,725	30,237
Gross Margin	3,472	(6,588)	(3,116)
Research and development	—	33,243	33,243
General and administrative	3,341	26,368	29,710
Income/(Loss) from Operations	$131	$(66,199)	$(66,069)

As of June 30, 2024
Accounts receivable, net	$1,246	$2,665	$3,911
Property and equipment, net	2,018	10,887	12,905

As of June 30, 2023
Accounts receivable	$1,124	$3,629	$4,753
Property and equipment, net	2,394	55,432	57,826

Note 18. Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the years ended June 30, 2024 and 2023 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Unexercised warrants with nominal remaining exercise prices of 31 million are included in the basic and diluted calculation of weighted average common shares outstanding.

The Company had the following common stock equivalents at June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Convertible Notes	9,341,825	9,341,825
Options	2,853,354	3,156,037
Warrants	31,000,000	—
Total	43,195,179	12,497,862

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

The following table classifies the liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2024 and 2023 (in thousands):

	Fair value at June 30, 2024	Level 1	Level 2	Level 3
Derivative liabilities	1	—	—	1
Total fair value	$1	$—	$—	$1

	Fair value at June 30, 2023	Level 1	Level 2	Level 3
Derivative liabilities	2,080	—	—	2,080
Total fair value	$2,080	$—	$—	$2,080

Fair Value of Embedded Derivatives	June 30, 2024
Beginning balance	$2,080
Change in fair value of convertible note derivatives	(2,079)
Ending balance	$1

There were no transfers between Level 1, 2, or 3 valuation classifications during the year ended June 30, 2024.

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

The fair value of the embedded derivatives in our convertible notes on the issuance date and at the balance sheet date were valued with the following assumptions:

	June 30, 2024	June 30, 2023
Stock Price	$0.13	$3.18
Volatility of stock price	115%	70%
Risk free interest rate	4.53%	4.32%
Debt yield	46.7%	40.6%
Remaining term (years)	3.0	4.0

Note 20. Subsequent Events

Subsequent to June 30, 2024, the 31.0 million pre-funded warrants issued in the Company’s May 2024 registered direct offering described in Note 13 above that remained outstanding as of June 30, 2024 were exercised.

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that, other than as described above, there were no such events requiring recognition or disclosure in the financial statements. The financial statements included in this report reflect a liability accrued in respect of orders issued by the Delaware court in September 2024 in respect of attorneys’ fees and pre- and post-judgment interest.

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

As of June 30, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of June 30, 2024, our disclosure controls and procedures were not effective as of such date due to the material weaknesses described below with respect to our internal control over financial reporting.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. Based on this assessment, we identified the following material weaknesses:

-	a material weakness in the design and implementation of access security and program change management controls for certain financially relevant systems that ensure appropriate access to data and adequate system changes.

-	a material weakness in the design of a control as relates to the precision of the control with respect to accrual of invoices in the appropriate accounting period.

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

As we are not an “accelerated filer” under SEC rules, we are not required to provide an auditor’s attestation of management’s assessment of internal control over financial reporting as of June 30, 2024.

Remediation Plan

Remediation activities will include:

During fiscal year 2025, the Company intends to design and implement key controls to enhance control over financial system access in addition to implementing enhanced system change management controls.

During fiscal year 2025, the Company intends to improve the design of key controls to enhance the review of invoices processed after period end to ensure proper timing.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2024 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2024 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2024 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2024 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2024 annual meeting of stockholders.

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

Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Plan of Conversion, dated December 15, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

2.2	Definitive Asset Purchase Agreement dated March 23, 2017 by and between The Research Foundation for the State University of New York and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017)

2.3	Definitive Real Property Purchase Agreement dated March 23, 2017, by and between Fuller Road Management Corporation and the Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017)

3.1	Articles of Conversion of the Company, filed with the Nevada Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.2	Certificate of Conversion of the Company, filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.3	Certificate of Incorporation, filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020)

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 4, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2019)

3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 10, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2022)

4.1	Description of Common Stock of the Registrant Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed with the SEC on August 21, 2020)

4.2	Indenture, dated as of June 9, 2022 by and among the Company, Akoustis, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’ Current Report on Form 8-K filed with the SEC on June 10, 2022)

4.3	Form of 6.0% Convertible Senior Note due 2027 (included in Exhibit 4.2)

Exhibit Number	Description

4.4	Secured Promissory Note issued to the representative of sellers of Grinding & Dicing Services, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on September 6, 2023)

4.5	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2024)

10.1.1†	Akoustis, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Transition Report on Form 10-K filed with the SEC on October 31, 2016)

10.1.2†	Declaration of Amendment to the Akoustis, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017)

10.2.1†	Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.2.2†	Form of Stock Option Agreement under the Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.2.3†	Form of Restricted Stock Agreement, under the Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2016)

10.3.1†	Employment Agreement between the Company and Jeffrey Shealy dated as of June 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015)

10.3.2†	Amendment No. 1 to Employment Agreement between the Company and Jeffrey Shealy, dated September 6, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017)

10.3.3†	Second Amendment to Employment Agreement between the Company and Jeffrey Shealy, dated September 26, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2023)

10.4.1†	Offer Letter from the Company to David M. Aichele (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2017)

10.4.2†	First Amendment to Offer Letter from the Company to David M. Aichele, dated August 7, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2023)

10.5†	Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

10.6†	Form of Restricted Stock Award Agreement under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.7†	Revised Form of Restricted Stock Award Agreement under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.8†	Akoustis Technologies Inc. Director Compensation Program, effective August 26, 2022 (incorporated by reference to Exhibit 10.8.2 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2022)

10.9	Grant Agreement, dated as of July 24, 2018, by and among Akoustis Technologies, Inc., Akoustis, Inc. and the Town of Canandaigua (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2018)

10.10.1†	Akoustis Technologies, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2019)

10.10.2†	Amendment to 2018 Stock Incentive Plan (incorporated by reference to Appendix B of the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, filed September 24, 2019)

10.10.3†	Amendment to 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 14, 2022)

Exhibit Number	Description

10.10.4†	Form of Restricted Stock Unit Award Agreement under the Akoustis Technologies, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed with the SEC on November 16, 2018)

10.10.5†	Form of Performance-Based Restricted Stock Unit Award Agreement under the Akoustis Technologies, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed with the SEC on November 16, 2018)

10.10.6†	Form of Nonqualified Option Award Agreement under the Akoustis Technologies, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed with the SEC on November 16, 2018)

10.11†	Akoustis Technologies, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2019)

10.12	Registration Rights Agreement, dated as of June 9, 2022, by and among the Company, Akoustis Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2022)

10.13	Lease Agreement, dated November 2019, by and between CB Office 10, Ltd. and RFM Integrated Device Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2022)

10.14*	Lease Agreement, dated January 1, 2023, by and among Saira Haq, Trustee of the Haq Family Trust, and Saira Haq, Trustee of the Non-Exempt Marital Trust dated May 26, 2006, and Grinding and Dicing Services, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on September 6, 2023)

10.15*	Stock Purchase Agreement, dated January 1, 2023, by and among the Company, Akoustis, Inc., Grinding & Dicing Services, Inc. and its stockholders (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on September 6, 2023)

10.16†	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024)

21.1*	Subsidiaries of the Company

23.1*	Consent of Marcum LLP

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial and Accounting Officer

97.1*	Incentive-Based Compensation Recovery Policy

101*	Interactive Data Files of Financial Statements and Notes.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKOUSTIS TECHNOLOGIES, INC.

Dated: October 7, 2024	By:	/s/ Kamran Cheema
Kamran Cheema
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kamran Cheema	Chief Executive Officer	October 7, 2024
Kamran Cheema	(Principal Executive Officer)

/s/ Kenneth E. Boller	Chief Financial Officer	October 7, 2024
Kenneth E. Boller	(Principal Financial and Accounting Officer)

/s/ Arthur E. Geiss	Co-Chairman of the Board	October 7, 2024
Arthur E. Geiss

/s/ Jerry D. Neal	Co-Chairman of the Board	October 7, 2024
Jerry D. Neal

/s/ Steven P. DenBaars	Director	October 7, 2024
Steven P. DenBaars

/s/ Jill Frizzley	Director	October 7, 2024
Jill Frizzley

/s/ Matthew Kahn	Director	October 7, 2024
Matthew Kahn