Form 10-K/A
period 2024-06-30
Akoustis Technologies, Inc.
filed 2024-10-11
CIK 1584754

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

As of October 2, 2024, there were 154,590,918 shares of Common Stock issued and outstanding.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Marcum LLP	New York, NY	688

EXPLANATORY NOTE

Akoustis Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A for the fiscal year ended June 30, 2024 to amend the Annual Report on Form 10-K that was originally filed on October 8, 2024 (the “Original Report”) to include Item 1C. Cybersecurity. This Amendment No. 1 also updates, amends and supplements Part IV, Item 15 of the Original Report to include the filing of new Exhibits 31.3 and 31.4, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. No other changes have been made to the Original Report, and this amended Annual Report is presented as of the filing date of the Original Report and does not reflect events occurring after that date or modify or update disclosures in any way other than as described herein.

PART I

Item 1C. Cybersecurity

We rely upon internally and externally managed information technology systems and networks for the collection and storage of sensitive data and business information. We approach cybersecurity risks with a comprehensive risk management and governance strategy designed to assess, identify, and manage cybersecurity risks to our business.

Risk Management and Strategy

Our cybersecurity program is designed to detect cybersecurity threats and vulnerabilities, protect our information systems from such threats, and ensure the confidentiality, integrity, and availability of systems and information used, owned, or managed by us. Our focus is on protecting sensitive information, such as the personal information of our customers and employees, and confidential business information that a competitor or a malicious actor could leverage. Our cybersecurity program has several components, including the adoption of information security protocols, standards, and guidelines consistent with industry best practices; engaging third-party service providers to conduct security assessments; performing periodic internal audits of our cybersecurity protocols. We adhere to the National Institute for Standards and Technology (NIST) SP 800-171 and Cybersecurity Maturity Model Certification (CMMC) 2.0 frameworks, which provide a set of standards, guidelines, and best practices to manage cybersecurity-related risks.

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats and have integrated these processes into our overall risk management systems and processes. We conduct regular risk assessments to identify cybersecurity threats and assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identifying reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. Following these risk assessments, we implement and maintain reasonable safeguards to minimize identified risks, reasonably address any identified gaps in existing safeguards, and regularly monitor the effectiveness of our safeguards.

We have implemented technical solutions designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, antimalware and endpoint protection functionality, and access and identity controls. We regularly evaluate, monitor, and improve these solutions. As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, information technology, legal, compliance and ethics, and management. Personnel at all levels and departments are made aware of our cybersecurity policies through periodic training. Further training is performed on a scheduled basis, covering cybersecurity topics and overall security hygiene, which reflect current techniques and tactics employees may encounter.

We have experienced incidents in the past and may experience them in the future. However, we have not experienced any cybersecurity incidents that have been determined to affect us materially, our business strategy, results of operations, or financial condition. As external events evolve, we will continue to evaluate and address these conditions as needed in our Business Continuity and Incident Response programs. For additional information regarding risks from cybersecurity threats, please refer to “Item 1A. Risk Factors – General Risks – Security breaches and other disruptions could compromise our proprietary information and expose us to liability, which would cause our business and reputation to suffer.”

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole, as well as through the IT Governance Committee.

Our Vice President of Information Technology regularly reports to our IT Governance Committee, which oversees our IT strategy, programs and risks, including the cybersecurity practices, procedures and controls management used to identify, assess and manage our key cybersecurity programs and risks, ensure the protection of the confidential intellectual property, information and data of the Company and its customers and ensure compliance with applicable data protection laws and regulations. Our Vice President of Information Technology has relevant experience of more than 25 years in information technology and cyber and information security, and he oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. He also holds multiple certifications including Computer Information Systems Security Professional (CISSP), Certified in Information Systems Management (CISM), Certified in Information Systems Audit (CISA), Certified in Risk and Information Systems Control (CRISC), and CompTIA  Advanced Security Practitioner (CASP+). Our Vice President of Information Technology monitors and stays informed about prevention, detection, mitigation, and remediation efforts through regular communication and reporting from our IT department, and through the use of technological tools and software and results from third party assessments. Our Vice President of Information Technology provides quarterly briefings to the IT Governance Committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, and activities of third parties. Our IT Governance Committee provides regular updates to the Board of Directors on such reports.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following Consolidated Financial Statements are set forth in Part II, Item 8 of the Original Report.

Consolidated Financial Statements

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Plan of Conversion, dated December 15, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

2.2	Definitive Asset Purchase Agreement dated March 23, 2017 by and between The Research Foundation for the State University of New York and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017)

2.3	Definitive Real Property Purchase Agreement dated March 23, 2017, by and between Fuller Road Management Corporation and the Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017)

3.1	Articles of Conversion of the Company, filed with the Nevada Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.2	Certificate of Conversion of the Company, filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.3	Certificate of Incorporation, filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020)

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 4, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2019)

3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 10, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2022)

4.1	Description of Common Stock of the Registrant Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed with the SEC on August 21, 2020)

4.2	Indenture, dated as of June 9, 2022 by and among the Company, Akoustis, Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’ Current Report on Form 8-K filed with the SEC on June 10, 2022)

4.3	Form of 6.0% Convertible Senior Note due 2027 (included in Exhibit 4.2)

4.4	Secured Promissory Note issued to the representative of sellers of Grinding & Dicing Services, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on September 6, 2023)

4.5	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2024)

10.1.1†	Akoustis, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Transition Report on Form 10-K filed with the SEC on October 31, 2016)

10.1.2†	Declaration of Amendment to the Akoustis, Inc. 2014 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017)

10.2.1†	Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.2.2†	Form of Stock Option Agreement under the Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

10.2.3†	Form of Restricted Stock Agreement, under the Akoustis Technologies, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2016)

10.3.1†	Employment Agreement between the Company and Jeffrey Shealy dated as of June 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015)

10.3.2†	Amendment No. 1 to Employment Agreement between the Company and Jeffrey Shealy, dated September 6, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2017)

10.3.3†	Second Amendment to Employment Agreement between the Company and Jeffrey Shealy, dated September 26, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2023)

10.4.1†	Offer Letter from the Company to David M. Aichele (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2017)

10.4.2†	First Amendment to Offer Letter from the Company to David M. Aichele, dated August 7, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2023)

10.5†	Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

10.6†	Form of Restricted Stock Award Agreement under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017)

10.7†	Revised Form of Restricted Stock Award Agreement under the Akoustis Technologies, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2017)

10.8†	Akoustis Technologies Inc. Director Compensation Program, effective August 26, 2022 (incorporated by reference to Exhibit 10.8.2 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2022)

10.9	Grant Agreement, dated as of July 24, 2018, by and among Akoustis Technologies, Inc., Akoustis, Inc. and the Town of Canandaigua (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2018)

10.10.1†	Akoustis Technologies, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2019)

10.10.2†	Amendment to 2018 Stock Incentive Plan (incorporated by reference to Appendix B of the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, filed September 24, 2019)

10.10.3†	Amendment to 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 14, 2022)

10.10.4†	Form of Restricted Stock Unit Award Agreement under the Akoustis Technologies, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed with the SEC on November 16, 2018)

10.10.5†	Form of Performance-Based Restricted Stock Unit Award Agreement under the Akoustis Technologies, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed with the SEC on November 16, 2018)

10.10.6†	Form of Nonqualified Option Award Agreement under the Akoustis Technologies, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed with the SEC on November 16, 2018)

10.11†	Akoustis Technologies, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2019)

10.12	Registration Rights Agreement, dated as of June 9, 2022, by and among the Company, Akoustis Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2022)

10.13	Lease Agreement, dated November 2019, by and between CB Office 10, Ltd. and RFM Integrated Device Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2022)

10.14	Lease Agreement, dated January 1, 2023, by and among Saira Haq, Trustee of the Haq Family Trust, and Saira Haq, Trustee of the Non-Exempt Marital Trust dated May 26, 2006, and Grinding and Dicing Services, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on September 6, 2023)

10.15	Stock Purchase Agreement, dated January 1, 2023, by and among the Company, Akoustis, Inc., Grinding & Dicing Services, Inc. and its stockholders (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on September 6, 2023)

10.16†	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on October 8, 2024)

23.1	Consent of Marcum LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the SEC on October 8, 2024)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer (incorporated by reference to Exhibit 31.1 to the Company's Annual Report on Form 10-K filed with the SEC on October 8, 2024)

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer (incorporated by reference to Exhibit 31.2 to the Company's Annual Report on Form 10-K filed with the SEC on October 8, 2024)

31.3*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.4*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial and Accounting Officer

32.1	Section 1350 Certification of Principal Executive Officer (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed with the SEC on October 8, 2024)

32.2	Section 1350 Certification of Principal Financial and Accounting Officer (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed with the SEC on October 8, 2024)

97.1†	Incentive-Based Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on October 8, 2024)

101*	Interactive Data Files of Financial Statements and Notes.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKOUSTIS TECHNOLOGIES, INC.

Dated: October 11, 2024	By:	/s/ Kenneth E. Boller
Kenneth E. Boller
Chief Financial Officer