Form 10-Q
period 2024-09-30
Akoustis Technologies, Inc.
filed 2024-11-14
CIK 1584754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 11, 2024, there were 154,590,918 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

AKOUSTIS TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Akoustis Technologies, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30,	June 30,
	2024	2024
Assets
Assets:
Cash and cash equivalents	$12,061	$24,447
Accounts receivable, net of allowance of $473 and $294 as of September 30, 2024 and June 30, 2024, respectively	3,832	3,911
Inventory	3,168	2,223
Investment tax credits receivable	3,197	3,197
Other current assets	3,449	2,991
Total current assets	25,707	36,769

Property and equipment, net	12,372	12,905
Goodwill	6,508	6,508
Intangibles, net	11,910	12,565
Operating lease right-of-use asset, net	803	923
Other assets	71	71
Total Assets	$57,371	$69,741

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$15,303	$16,352
Litigation related contingent liability	57,738	57,372
Notes payable	6,219	10,000
Deferred revenue	301	131
Operating lease liability	525	514
Total current liabilities	80,086	84,369

Long-term Liabilities:
Convertible notes payable, net	42,054	41,887
Operating lease liability	329	462
Other long-term liabilities	117	117
Total long-term liabilities	42,500	42,466

Total Liabilities	122,586	126,835
Commitments and Contingencies (Note 13)
Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 175,000,000 shares authorized; 154,590,918, and 123,392,181 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively	154	123
Additional paid in capital	379,557	381,289
Accumulated deficit	(444,926)	(438,506)
Total Stockholders’ Equity (Deficit)	(65,215)	(57,094)
Total Liabilities and Stockholders’ Equity (Deficit)	$57,371	$69,741

See accompanying notes to the condensed consolidated financial statements

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023
Revenue	$9,027	$7,002

Cost of revenue	4,725	8,086

Gross profit (loss)	4,302	(1,084)

Operating expenses
Research and development	2,694	10,346
General and administrative expenses	6,944	10,224
Total operating expenses	9,638	20,570

Loss from operations	(5,336)	(21,654)

Other (expense) income
Interest (expense) income	(713)	(485)
Litigation related contingent liability	(366)	—
Other (expense) income	(4)	(3)
Change in fair value of derivative liabilities	—	2,014
Total other (expense) income	(1,083)	1,526
Net loss before income taxes	$(6,419)	$(20,128)

Income tax expense	1	1

Net Loss	$(6,420)	$(20,129)

Net loss per common share - basic and diluted	$(0.04)	$(0.28)

Weighted average common shares outstanding - basic and diluted	154,426,333	72,306,689

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	For the Three Months Ended September 30, 2024
	Common Stock		Additional Paid In	Accumulated	Stockholders’ Equity
	Shares	Par Value	Capital	Deficit	(Deficit)

Balance, June 30, 2024	123,392	$123	$381,289	$(438,506)	$(57,094)

Stock-based compensation	199	—	(1,701)	—	(1,701)

Common stock issued in exercise of warrants	31,000	31	(31)	—	—

Net loss	—	—	—	(6,420)	(6,420)

Balance, September 30, 2024	154,591	$154	$379,557	$(444,926)	$(65,215)

	For the Three Months Ended September 30, 2023
	Common Stock		Additional Paid In	Accumulated	Stockholders’ Equity
	Shares	Par Value	Capital	Deficit	(Deficit)

Balance, June 30, 2023	72,155	$72	$356,522	$(270,355)	$86,239

Cumulative-effect adoption of ASU 2016-13	—	—	—	(201)	(201)

ESPP Purchase	101	—	—	—	—

Stock-based compensation	207	—	1,883	—	1,883

Net loss	—	—	—	(20,129)	(20,129)

Balance, September 30, 2023	72,463	$72	$358,405	$(290,685)	$67,792

See accompanying notes to the condensed consolidated financial statements.

Akoustis Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,420)	$(20,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,195	3,017
Stock-based compensation	(1,701)	1,883
Amortization of debt discount	167	155
Amortization of operating lease right of use asset	120	113
Change in fair value of derivative liabilities	—	(2,014)
Loss on disposal of fixed assets	—	66
Changes in operating assets and liabilities:
Accounts receivable, net	(4,035)	610
Inventory	(945)	1,366
Other current assets	(457)	1,765
Notes payable	333	333
Litigation related contingent liability	366	—
Accounts payable and accrued expenses	(872)	(380)
Lease liabilities	(122)	(101)
Deferred revenue	170	208
Net Cash Used in Operating Activities	(12,201)	(13,108)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property, plant and equipment	(185)	(4,209)
Net Cash Used in Investing Activities	(185)	(4,209)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(12,386)	(17,317)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	24,447	43,104

Cash, Cash Equivalents and Restricted Cash - End of Period	$12,061	$25,787

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	—	—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accounts receivable applied against notes payable	4,114	—
Fixed assets included in accounts payable and accrued expenses	178	850

See accompanying notes to the condensed consolidated financial statements

AKOUSTIS TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Organization

Akoustis Technologies, Inc. (the “Company”) was incorporated on April 10, 2013, and effective December 15, 2016, the Company changed its state of incorporation to the State of Delaware. Through its wholly-owned subsidiary, Akoustis, Inc. (a Delaware corporation), the Company, headquartered in Huntersville, North Carolina, is focused on developing, designing, and manufacturing innovative radio frequency (“RF”) filter products for the wireless industry, including for products such as smartphones and tablets, cellular infrastructure equipment, Wi-Fi Customer Premise Equipment (“CPE”), and military and defense communication applications. Located between the device’s antenna and its digital backend, the RF front-end (“RFFE”) is the circuitry that performs the analog signal processing and contains components such as amplifiers, filters and switches. To construct the resonator devices that are the building blocks for its RF filters, the Company has developed a family of novel, high purity acoustic piezoelectric materials as well as a unique microelectromechanical system (“MEMS”) wafer semiconductor process, collectively referred to as XBAW® technology. The Company leverages its integrated device manufacturing (“IDM”) and recently introduced foundry business model to develop and sell high performance RF filters using its XBAW® technology. Filters are critical in selecting and rejecting signals, and their performance enables differentiation in the modules defining the RFFE. Additionally, through RFM Integrated Device, Inc. (“RFMi”), a wholly-owned subsidiary of Akoustis, Inc., the Company makes sales of complementary surface acoustic wave (“SAW”) resonators, RF filters, crystal (Xtal) resonators and oscillators, and ceramic products branded as “RFMi” products. The Company also offers back-end semiconductor supply chain services through its wholly owned subsidiary, Grinding & Dicing Services, Inc. (“GDSI"), which it acquired in January 2023.

Note 2. Going Concern and Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2024, the Company had cash and cash equivalents of $12.1 million and working capital deficit of $54.4 million. In the absence of additional liquidity, the Company anticipates that its existing cash resources, with a continued focus on cash conservation, is sufficient to fund its operations into the third quarter of fiscal 2025. There is no assurance that the Company’s projections and estimates are accurate. On May 17, 2024, after a trial in the U.S. District Court for the District of Delaware in the matter of Qorvo Inc. vs. Akoustis Technologies, Inc. DE Case 1:21-cv-01417-JPM (the “Qorvo Litigation”), the jury in the Qorvo Litigation awarded Qorvo approximately $38.6 million in damages. On September 9 and 10, 2024, the District Court issued orders awarding Qorvo an aggregate of approximately $19.0 in attorneys’ fees and pre- and post-judgment interest. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing, which would require us to obtain additional equity financing or other capital. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Unless we appeal the outcome of the Qorvo Litigation and post an undertaking (such as an appeal bond), we will be forced to pursue a reorganization proceeding under Chapter 11 of the U.S. Bankruptcy Code.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the filing of this Form 10-Q. Operating results for the quarter ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending June 30, 2025 or any future interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on October 8, 2024, as amended on October 11, 2024 (the “2024 Annual Report”).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Akoustis, Inc., RFM Integrated Device, Inc. and Grinding & Dicing Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note. 3 Summary of Significant Accounting Policies in the 2024 Annual Report. Since the date of the 2024 Annual Report, there have been no material changes to the Company’s significant accounting policies. The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the accompanying notes thereto. The policies, estimates and assumptions include valuing equity securities, derivative liabilities, deferred taxes and related valuation allowances, contingent consideration, goodwill, intangible assets, revenue recognition, and the fair values of long-lived assets. Actual results could differ from the estimates.

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

Fabrication Services

Fabrication services revenue includes Non-Recurring Engineering (“NRE”) and backend wafer services. For the backend wafer service contracts, products are delivered to the customer at the completion of the service which represents satisfaction of the performance obligation as well as transfer of title. On NRE contracts, the majority of the contracts include language which provides for an enforceable right to payment for performance completed to date, rather than upon completion of the contract. NRE revenue is generally recognized over the period during which the work is performed using a formula that accounts for the actual costs or expenses incurred, which generally include labor cost, fabrication and materials, as a percentage of total estimated budget for the completion of the NRE contract. Any revenues earned but not yet billed to the customer as of the date of consolidated financial statements are recorded as contract assets and are included in other current assets on the condensed consolidated balance sheet. When invoicing occurs prior to revenue recognition a contract liability is recorded. The Company recognized $0.6 million and $0.8 million in revenue from NRE contracts during the three months ended September 30, 2024 and September 30, 2023, respectively.

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

The following table summarizes the revenues of the Company’s reportable segments by geographic region for the three months ended September 30, 2024 (in thousands):

	Fabrication Services Revenue	Product Sales Revenue	Total Revenue with Customers
Americas	$2,070	$363	$2,433
Asia	86	5,758	5,844
Europe	104	646	750
Total	$2,260	$6,767	$9,027

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

Contract Balances

The following table summarizes the changes in the opening and closing balances of the Company’s contract asset (included in Other current assets on the Condensed Consolidated Balance Sheet) and contract liability (included as Deferred revenue on the Condensed Consolidated Balance Sheet) for the first three months of fiscal years 2025 and 2024 (in thousands):

	Contract Assets	Contract Liability
Balance, June 30, 2024	$1,384	$131
Closing, September 30, 2024	664	301
Increase/(Decrease)	$(720)	$170

Balance, June 30, 2023	$1,894	$105
Closing, September 30, 2023	720	312
Increase/(Decrease)	$(1,174)	$207

The Company records a receivable when the title for goods has transferred. Generally, all sales are contract sales (with either an underlying contract or purchase order), resulting in all receivables being contract receivables. When invoicing occurs prior to revenue recognition a contract liability is recorded (as deferred revenue on the Condensed Consolidated Balance Sheets). The amount of revenue recognized in the three months ended September 30, 2024, that was included in the opening contract liability balance was $131 thousand which related to timing of shipments.

Contract assets are recorded when revenue recognized exceeds the amount invoiced. The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The amount of contract assets invoiced in the three months ended September 30, 2024, that was included in the opening contract asset balance was $1.2 million, which primarily related to non-recurring engineering services.

Backlog of Remaining Customer Performance Obligations

Revenue expected to be recognized and recorded as sales during the remainder of this fiscal year from the backlog of performance obligations that are unsatisfied (or partially unsatisfied) at September 30, 2024 was $0.3 million. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, the Company’s customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company's services and their payments to the Company.

Note 5: Inventory

Inventory consisted of the following as of September 30, 2024 and June 30, 2024 (in thousands):

	September 30, 2024	June 30, 2024
Raw Materials	$1,376	$1,591
Work in Process	1,535	312
Finished Goods	257	320
Total Inventory	$3,168	$2,223

Note 6. Property and Equipment, net

Property and equipment, net consisted of the following as of September 30, 2024 and June 30, 2024 (in thousands):

	Estimated Useful Life	September 30, 2024	June 30, 2024
Land	n/a	$740	$740
Building and leasehold improvements	*	5,718	5,718
Equipment	2-10 years	7,096	7,090
Computer Equipment & Software	3-5 years	2	2
Total		13,556	13,550
Less: Accumulated Depreciation		(1,184)	(645)
Total		$12,372	$12,905

(*)	Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter. Buildings are amortized on a straight-line basis between 11 and 39 years.

The Company recorded depreciation expense of $0.5 million and $2.4 million for the three months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, equipment with a net book value totaling $0.9 million had not been placed in service and therefore was not depreciated during the period. As of June 30, 2024, fixed assets with a net book value totaling $0.9 million had not been placed in service and therefore was not depreciated during the period.

Note 7. Goodwill

We perform an annual test for goodwill impairment during our last fiscal quarter. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

During the three months ended September 30, 2024, we did not identify any events or circumstances that would require an interim goodwill impairment test. We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of September 30, 2024 and June 30, 2024 was $6.5 million and $6.5 million, respectively.

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2024 and June 30, 2024 (in thousands):

	September 30, 2024	June 30, 2024
Accounts payable	$1,698	$3,998
Accrued salaries and benefits	2,093	2,080
Accrued goods received not invoiced	1,211	618
Accrued professional fees	8,582	8,737
Other accrued expenses	1,719	919
Totals	$15,303	$16,352

Note 9. Notes Payable

Convertible Senior Notes due 2027

The following table summarizes convertible debt as of September 30, 2024 (in thousands):

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Derivatives	Carrying Value
Long Term convertible notes payable
6.0% convertible senior notes	06/15/2027	6.00%	$4.71	$44,000	$(1,947)	$1	$42,054
Ending Balance as of September 30, 2024				$44,000	$(1,947)	$1	$42,054

The following table summarizes convertible debt as of June 30, 2024 (in thousands):

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt (Discount)	Fair Value of Embedded Derivatives	Carrying Value
Long Term convertible notes payable
6.0% convertible senior notes	06/15/2027	6.00%	$4.71	$44,000	$(2,114)	$1	$41,887
Ending Balance as of June 30, 2024				$44,000	$(2,114)	$1	$41,887

Interest expense on the Notes during the three months ended September 30, 2024 included contractual interest of $660 thousand and debt discount amortization of $167 thousand.

GDSI Acquisition Promissory Note

The Company issued a secured promissory note (the “Promissory Note”) in the original principal amount of $4.0 million to the Sellers’ representative in connection with the Company’s acquisition of GDSI in January 2023. The Sellers’ representative is a current employee of the Company. The Promissory Note does not bear interest, is subject to partial prepayment (reduction of the outstanding principal amount down to $1.3 million) on the second anniversary of the Closing Date, and is payable in full on the third anniversary of the Closing Date. The Purchaser can reduce the principal amount of the Promissory Note to satisfy the Sellers’ indemnification obligations under the Purchase Agreement, and (ii) if GDSI’s President is terminated for cause or due to disability or resigns without good reason prior to maturity the Promissory Note will be cancelled in its entirety. The Promissory Note is secured by certain of the Purchaser’s and GDSI’s assets. In the event of certain events of default, including failure to pay amounts due under the Promissory Note and certain bankruptcy events, the outstanding principal amount of the Promissory Note will become immediately due. The Promissory Note will be recognized on a straight line basis over the term of the Promissory Note as compensation expense. The Company recorded compensation expense totaling $333 thousand for the three months ended September 30, 2024 and $333 thousand for the three months ended September 30, 2023, in “General and administrative expenses” in the Condensed Consolidated Statements of Operations with the associated liability included in “Notes payable” in the Condensed Consolidated Balance Sheets.

Short Term Note

In June 2024, the Company issued a secured note (the “Customer Note”) in the original principal amount of $8.0 million issued by the Company to a key customer and is included in “Notes payable” in the Condensed Consolidated Balance Sheets. The Customer Note does not bear interest and is subject to periodic repayment against sales made to the customer. The Customer Note is secured by certain of the Company’s assets. Pursuant to the sales agreement with this key customer, the Company agreed to sell products up to $21.0 million at an agreed upon price per unit. It also contains an option for the customer to buy additional products at a reduced price per unit. During the three months ended September 30, 2024, the Company recognized $4.1 million of revenue from this sales agreement which was applied against the Customer Note.

Note 10. Concentrations

Customers

Customer concentration as a percentage of revenue for the three months ended September 30, 2024 and 2023 are as follows:

	Three Months 09/30/2024	Three Months 09/30/2023
Customer 1	—	26%
Customer 2	46%	—
Customer 3	10%	—

Customer concentration as a percentage of accounts receivable for the three months ended September 30, 2024 and 2023 are as follows:

	Three Months 09/30/2024	Three Months 09/30/2023
Customer 1	—	11%
Customer 2	11%	10%
Customer 3	21%	—

Vendors

Vendor concentration as a percentage of payments for the three months ended September 30, 2024 and 2023 are as follows:

	Three Months 09/30/2024	Three Months 09/30/2023
Vendor 1	—	17%
Vendor 2	—	11%
Vendor 3	15%	—

Note 11. Stockholders’ Equity (Deficit)

Equity Incentive Plans

During the three months ended September 30, 2024 the Company awarded certain employees grants of an aggregate of approximately 9 thousand restricted stock units (“RSUs”) with a weighted average grant date fair value of $0.07. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will generally vest over 4 – 5 years.

Compensation expense (benefit due to forfeitures) related to our stock-based awards described above was as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Research and Development	$(338)	$533
General and Administrative	(1,395)	$1,288
Cost of revenue	32	62
Total	$(1,701)	$1,883

Unrecognized stock-based compensation expense and weighted-average years to be recognized are as follows (in thousands):

	As of September 30, 2024
	Unrecognized stock-based compensation	Weighted- average years to be recognized
Options	$243	1.55
Restricted stock units	$2,383	1.63

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

Additionally, as previously disclosed, on October 10, 2024, the Company received a written notice from the Staff indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing (the “Stockholders’ Equity Requirement”), based on the Company’s stockholders’ deficit as of June 30, 2024 reported in the 2024 Annual Report.

The Company appealed the Delisting Determination and, on October 8, 2024, presented its compliance plans in respect of the Bid Price Requirement and the Stockholders’ Equity Requirement at a hearing before the Nasdaq Hearings Panel (the “Panel”). On October 14, 2024, the Company received a decision from the Panel granting its request for continued listing on The Nasdaq Capital Market, subject to the following conditions:

●	On or before December 17, 2024, the Company must demonstrate compliance with the Bid Price Requirement; and

●	On or before January 31, 2025, the Company shall provide the Panel an update regarding its efforts to regain compliance with the Stockholders’ Equity Requirement.

Note 12. Leases

The Company leases office space in Huntersville, NC, Carrollton, TX, San Jose, CA and Taiwan and leases equipment in Canandaigua, NY. Its leases have remaining lease terms of up to five years, some of which include options to extend the leases for up to twenty-four months. Following adoption of ASC 842, lease expense excludes capital area maintenance and property taxes.

The components of lease expense were as follows:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Operating Lease Expense	$148	$156

Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification on the Condensed Consolidated Balance Sheet	September 30, 2024	June 30, 2024
Assets
Operating lease assets	Other non-current assets	$803	$923

Liabilities
Other current liabilities	Current liabilities	525	514
Operating lease liabilities	Other non-current liabilities	329	462

Weighted Average Remaining Lease Term:
Operating leases		2.06 Years	2.12 Years
Weighted Average Discount Rate:
Operating leases		13.05%	12.98%

The following table outlines the minimum future lease payments for the next five years and thereafter, (in thousands):

For the year ending June 30,
2025	$455
2026	374
2027	66
2028	68
Thereafter	11
Total lease payments (undiscounted cash flows)	974

Less imputed interest	(120)
Total	$854

Note 13. Commitments and Contingencies

Ontario County Industrial Development Authority Agreement

On February 27, 2018, the Company entered into a Lease and Project Agreement (the “Lease and Project Agreement”) and a Company Lease Agreement (the “Company Lease Agreement” and together with the Lease and Project Agreement, the “Agreements”), each dated as of February 1, 2018, with the Ontario County Industrial Development Agency, a public benefit corporation of the State of New York (the “OCIDA”). Pursuant to the Agreements, the Company will lease for $1.00 annually to the OCIDA an approximately 9.995 acre parcel of land in Canandaigua, New York, together with the improvements thereon (including the Company’s New York fabrication facility), and transfer title to certain related equipment and personal property to the OCIDA (collectively, the “Facility”). The OCIDA will lease the Facility back to the Company for annual rent payments specified in the Lease and Project Agreement for the Company’s primary use as research and development, manufacturing, warehouse and professional office space in its business, and to be subleased, in part, by the Company to various existing tenants. The Company estimates substantial tax savings during the term of the Agreements, which expire on December 31, 2028. In addition, subject to the terms of the Lease and Project Agreement, certain purchases and leases of eligible items will be exempt from the imposition of sales and use taxes. Subject to the terms of the Lease and Project Agreement, the OCIDA has also granted to the Company an exemption from certain mortgage recording taxes for one or more mortgages securing an aggregate principal amount not to exceed $12.0 million, or such greater amount as approved by the OCIDA in its sole and absolute discretion. Benefits totaling approximately $0.4 million provided to the Company through September 2024 pursuant to the terms of the Lease and Project Agreement are subject to claw back over the life of the Agreements upon certain recapture events, including certain events of default.

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

On September 10, 2024, the District Court issued an Order on Pre- and Post-Judgment Interest (the “Judgment Interest Order”. The Judgment Interest Order awarded Qorvo approximately $7.3 million (the “Judgment Interest Award” and, collectively with the Damages Award and the Attorneys’ Fees Award, the “Awards”).

On October 11, 2024, the District Court issued an order granting in part and denying in part Qorvo’s motion for permanent injunctive relief, and immediately after entered its Permanent Injunction (the “Injunction Order”). The Injunction Order provides that:

●	the Company is permanently enjoined from possessing any confidential information copied or derived from certain trade secrets that the jury found the Company to have misappropriated (“Qorvo Trade Secret Information”), selling or distributing any product made using Qorvo Trade Secret Information, and promoting or otherwise providing services that use Qorvo Trade Secret Information;

●	the Company is required to engage, at its expense, an e-discovery vendor to assist with the identification, collection and removal of any Qorvo confidential information and Qorvo Trade Secret Information from any of the Company’s databases, document management systems, email accounts, computers and other storage media, and paper files;

●	for a period of four years from the issuance of the Order, Qorvo will have the right to conduct audits of the Company through an independent third party, a maximum of once per calendar year, with the expense of such audits to be split evenly between the Company and Qorvo (unless an audit shows a violation of the Injunctive Order, in which case the Company will bear the full cost of such audit). The audit rights terminate after two years if no violations are found in the first two years; and

●	the Company is permanently enjoined from making, using or selling in the United States, or importing into the United States, certain Company products found by the jury to infringe the two asserted Qorvo patents, or any products not more than colorably different than such products.

On October 15, 2024, the District Court denied Qorvo’s post-trial motion seeking to amend the jury’s finding that the Company did not violate the North Carolina Unfair and Deceptive Trade Practices Act (the “UDTPA”) and instead award Qorvo treble damages for the Company’s alleged UDTPA violation (the “UDTPA Order,” and together with the Attorneys’ Fees Order, Judgment Interest Order, and Injunction Order, the “Orders”).

On October 31, 2024, the District Court denied the Company Post-Trial Motions (the “Post-Trial Motions Denial”).

A litigation related contingent liability of $57.4 million was recognized related to these judgments during the year ended June 30, 2024. The litigation related contingent liability totaled $57.7 million as of the quarter ended September 30, 2024. Unless we appeal the outcome of the Qorvo Litigation and post an undertaking (such as an appeal bond), we will be forced to pursue a reorganization proceeding under Chapter 11 of the U.S. Bankruptcy Code.

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

On September 13, 2024, the U.S. Patent Office instituted the inter partes review previously requested by Qorvo and its supplier. On September 24, 2024, the Company and Qorvo filed a joint motion to stay the litigation pending such inter partes review, which motion was granted by the court.

Resolution of each of the matters described above has been prolonged and costly, and the ultimate result or judgment is uncertain due to the inherent uncertainty in litigation and other proceedings. The adverse result in the Delaware matter described above has had a material adverse effect on the Company and its business and created an urgent need for additional liquidity resulting in the Company’s likely seeking protection by filing a voluntary petition for relief under the Bankruptcy Code. The matters described above and other possible future actions have resulted in significant expenses, diversion of management and technical personnel attention and disruptions and delays in the Company’s business and product development, and other collateral consequences. Any out-of-court settlement of the above matters or other actions may also have an adverse effect on the Company’s business, financial condition and results of operations, including, but not limited to, substantial expenses, the payment of royalties, licensing or other fees payable to third parties, or restrictions on its ability to develop, manufacture, and sell its products.

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

The Company’s gross unrecognized indirect tax credits totaled $0.1 million as of September 30, 2024 and $0.1 million as of June 30, 2024 and are recorded on the Condensed Consolidated Balance Sheet as a long-term liability.

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

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three months ended September 30, 2024 and 2023 are as follows (in thousands):

	Fabrication Services	RF Filters	Total
Three months ended September 30, 2024
Revenue	$2,260	$6,767	$9,027
Cost of revenue	1,443	3,282	4,725
Gross margin	817	3,485	4,302
Research and development	—	2,694	2,694
General and administrative	1,025	5,919	6,944
Income (Loss) from Operations	$(208)	(5,128)	(5,336)

Three months ended September 30, 2023
Revenue	$2,665	$4,337	$7,002
Cost of revenue	1,547	6,539	8,086
Gross margin	1,118	(2,202)	(1,084)
Research and development	—	10,346	10,346
General and administrative	1,298	8,926	10,224
Income (Loss) from Operations	$(180)	(21,474)	(21,654)

As of September 30, 2024
Accounts receivable, net	$1,159	$2,673	$3,832
Property and equipment, net	1,925	10,447	12,372

As of June 30, 2024
Accounts receivable, net	$1,246	$2,665	$3,911
Property and equipment, net	2,018	10,887	12,905

Note 15. Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three months ended September 30, 2024 and September 30, 2023 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The June 30, 2024 balance of 31 million shares underlying unexercised warrants with nominal remaining exercise prices are included in the basic and diluted calculation of weighted average common shares outstanding for the three months ended September 30, 2024.

The Company had the following common stock equivalents at September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Convertible Notes	9,341,825	9,341,825
Options	1,995,754	3,123,137
Total	11,337,579	12,464,962

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

The following table classifies the liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2024:

	Fair value at September 30, 2024	Level 1	Level 2	Level 3
Derivative liabilities	1	—	—	1
Total fair value	$1	$—	$—	$1

The following table classifies the liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2024:

	Fair value at June 30, 2024	Level 1	Level 2	Level 3
Derivative liabilities	1	—	—	1
Total fair value	$1	$—	$—	$1

There were no transfers between Level 1, 2, or 3 valuation classifications during the three months ended September 30, 2024.

The following table sets forth a summary of the changes in the fair value of Level 3 contingent consideration that are measured at fair value on a recurring basis:

Fair Value of Embedded Derivatives	September 30, 2024
Beginning balance	$1
Change in fair value of convertible note derivatives	—
Ending balance	$1

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

The fair value of the embedded derivatives in our convertible notes as of September 30, 2024 and June 30, 2024 were valued with the following assumptions:

	September 30, 2024	June 30, 2024
Stock Price	$0.09	$0.13
Volatility of stock price	115%	115%
Risk free interest rate	4.53%	4.53%
Debt yield	46.7%	46.7%
Remaining term (years)	2.7	3.0

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

Forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which are beyond our control. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, if we do not arrange financing in the near term or timely appeal recent judgments and awards issued by the Delaware District Court, we will be forced to seek protection by filing a voluntary petition for relief under the bankruptcy code; our limited operating history; our inability to generate revenues or achieve profitability; the impact of conflicts in Ukraine and the Middle East, global pandemics such as COVID-19 and other sources of volatility on our operations, financial condition and the worldwide economy, including our ability to access the capital markets; increases in prices for raw materials, labor, and fuel caused by rising inflation; our inability to obtain adequate financing and sustain our status as a going concern; the results of our research and development (“R&D”) activities; our inability to achieve acceptance of our products in the market; general economic conditions, including upturns and downturns in the industry; existing or increased competition; our inability to successfully scale our New York wafer fabrication facility and related operations while maintaining quality control and assurance and avoiding delays in output; contracting with customers and other parties with greater bargaining power and agreeing to terms and conditions that may adversely affect our business; the possibility that the anticipated benefits from our business acquisitions will not be realized in full or at all or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of acquired businesses’ operations will be greater than expected and the possibility of disruptions to our business during integration efforts and strain on management time and resources; risks related to doing business in foreign countries, including rising tensions between the United States and China; any cybersecurity breaches or other disruptions compromising our proprietary information and exposing us to liability; our limited number of patents; failure to obtain, maintain, and enforce our intellectual property rights; claims of infringement, misappropriation or misuse of third party intellectual property, including the lawsuit filed by Qorvo, Inc. in October 2021, that, regardless of merit, has resulted in significant expense and a large jury award and related awards in respect of attorney’s fees and pre- and post-judgment interest in favor of Qorvo; the impact of recent departures of executive officers and directors and our inability to attract and retain qualified personnel; the results of any arbitration or litigation that may arise; our reliance on third parties to complete certain processes in connection with the manufacture of our products; product quality and defects; our inability to successfully manufacture, market and sell products based on our technologies; our ability to market and sell our products; our failure to innovate or adapt to new or emerging technologies, including in relation to our competitors; our failure to comply with regulatory requirements; stock volatility and illiquidity; our failure to implement our business plans or strategies; our failure to maintain effective internal control over financial reporting; our failure to obtain or maintain a Trusted Foundry accreditation or our New York fabrication facility; and shortages in supplies needed to manufacture our products, or needed by our customers to manufacture devices incorporating our products.

These and other risks and uncertainties, which are described in more detail in Part II, Item 1A. “Risk Factors” of this report and in our Annual Report on Form 10-K, filed with the SEC on October 8, 2024, as amended October 11, 2024 (the “2024 Annual Report”), could cause our actual results to differ materially from those expressed or implied by the forward-looking statements in this report. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them. Except as may be required by law, we do not undertake any obligation to update the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

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

Our initial designs have targeted UHB, sub 7 GHz 5G, Wi-Fi and defense bands. We expect our filter solutions will address problems (such as loss, bandwidth, power handling, and isolation) created by the growing number of frequency bands in the RFFE of mobile devices, infrastructure and premise equipment to support 5G, and Wi-Fi. We have prototyped, sampled and begun commercial shipment of our single-band low loss BAW filter designs for 5G frequency bands and 5 GHz and 6 GHz Wi-Fi bands which are suited to competitive BAW solutions and historically cannot be addressed with low-band, lower power handling surface acoustic wave (“SAW”) technology. Additionally, through our wholly owned subsidiary, RFMi, of which we acquired majority ownership in October 2021 and full ownership in April 2023, we operate a fabless business whereby we make sales of complementary SAW resonators, RF filters, crystal (“Xtal”) resonators and oscillators, and ceramic products—addressing opportunities in multiple end markets, such as automotive and industrial applications. We also offer back end semiconductor supply chain services through our wholly owned subsidiary, GDSI, which we acquired in January 2023.

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

Intellectual Property. As of October 31, 2024, our IP portfolio included 97 patents, including a blocking patent that we have licensed from Cornell University. Additionally, as of October 31, 2024, we have 31 pending patent applications. These patents cover our XBAW® RF filter technology from raw materials through the system architectures. Given the significance of the Company’s intellectual property to its business, the Company enforces its intellectual property rights and protects its patent portfolio, which may include filing lawsuits against companies that the Company believes are infringing upon its patents. The Company considers protecting its intellectual property rights to be central to its business model and competitive position in the RF filter industry.

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

We expect to continue to incur substantial costs for commercialization of our technology on a continuous basis because our business model involves materials and solid-state device technology development and engineering of catalog and custom filter design solutions. To succeed across our combined portfolio of Akoustis, XBAW, and RFMi products, we must convince customers in a wide range of industries including mobile phone OEMs, RFFE module manufacturers, network infrastructure OEMs, WiFi CPE OEMs, medical device makers, and defense customers to use our products in their systems and modules. For example, since there are two dominant BAW filter suppliers in the industry that have high-band technology, and both utilize such technology as a competitive advantage at the module level, we expect customers that lack access to high-band filter technology will be open to engage with our company for XBAW filters.

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

Recent Developments

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

On September 10, 2024, the District Court issued an Order on Pre- and Post-Judgment Interest (the “Judgment Interest Order”. The Judgment Interest Order awarded Qorvo approximately $7.3 million (the “Judgment Interest Award” and, collectively with the Damages Award and the Attorneys’ Fees Award, the “Awards”).

On October 11, 2024, the District Court issued an order granting in part and denying in part Qorvo’s motion for permanent injunctive relief, and immediately after entered its Permanent Injunction (the “Injunction Order”). The Injunction Order provides that:

●	the Company is permanently enjoined from possessing any confidential information copied or derived from certain trade secrets that the jury found the Company to have misappropriated (“Qorvo Trade Secret Information”), selling or distributing any product made using Qorvo Trade Secret Information, and promoting or otherwise providing services that use Qorvo Trade Secret Information;

●	the Company is required to engage, at its expense, an e-discovery vendor to assist with the identification, collection and removal of any Qorvo confidential information and Qorvo Trade Secret Information from any of the Company’s databases, document management systems, email accounts, computers and other storage media, and paper files;

●	for a period of four years from the issuance of the Order, Qorvo will have the right to conduct audits of the Company through an independent third party, a maximum of once per calendar year, with the expense of such audits to be split evenly between the Company and Qorvo (unless an audit shows a violation of the Injunctive Order, in which case the Company will bear the full cost of such audit). The audit rights terminate after two years if no violations are found in the first two years; and

●	the Company is permanently enjoined from making, using or selling in the United States, or importing into the United States, certain Company products found by the jury to infringe the two asserted Qorvo patents, or any products not more than colorably different than such products.

On October 15, 2024, the District Court denied Qorvo’s post-trial motion seeking to amend the jury’s finding that the Company did not violate the North Carolina Unfair and Deceptive Trade Practices Act (the “UDTPA”) and instead award Qorvo treble damages for the Company’s alleged UDTPA violation.

On October 31, 2024, the District Court denied the Company’s post-trial motions seeking to (i) overturn the jury’s damages award for trade secret misappropriation and (ii) obtain a new trial on liability for patent infringement and regarding damages for trade secret misappropriation (or in the alternative, remittitur regarding such damages).

Critical Accounting Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2024 Annual Report.

Results of Operations

Three Months Ended September 30, 2024 and 2023

Revenue

The Company recorded revenue of $9.0 million for the three months ended September 30, 2024 as compared to $7.0 million for the three months ended September 30, 2023. The increase of $2.0 million was primarily due to an increase in fabrication service revenue by $2.4 million or 55.9% offset by a decrease in service revenue of $0.4 million or 15.1%.

Cost of Revenue

Cost of revenue includes direct labor, material, net realizable value (NRV) adjustments, and facility costs primarily associated with manufacturing of filter products and engineering services. The Company recorded cost of revenue of $4.7 million for the three months ended September 30, 2024 as compared to $8.1 million for the three months ended September 30, 2023. The $3.4 million decrease is primarily due to costs associated with RF product revenue which decreased by $3.3 million as well as costs associated with fabrication services revenue which decreased by $0.1 million.

Research and Development Expenses

R&D expenses were $2.7 million for the three months ended September 30, 2024, as compared to $10.3 million for the three months ended September 30, 2023, a decrease of $7.6 million or 74.0%. Personnel costs, including stock-based compensation, were $0.8 million compared to $4.8 million in the prior year period, a decrease of $4.0 million or 82.9%. Facility costs, including depreciation, of $1.7 million primarily associated with the NY Facility were $1.2 million lower than the prior period. Lastly, R&D material costs were $2.1 million lower than the prior period.

General and Administrative Expense

General and administrative (“G&A”) expenses include salaries and wages for executive and administrative staff, stock-based compensation, professional fees, insurance costs and other general costs associated with the administration of our business. G&A expenses for the three months ended September 30, 2024 were $6.9 million, which is a decrease of $3.3 million compared to the $10.2 million for the three months ended September 30, 2023. Year-over-year changes within G&A expenses include a decrease in employee compensation (including stock-based compensation) of $3.0 million and a decrease in legal fees of $1.1 million offset by an increase in other professional services of $1.2 million.

Other (Expense)/Income

Other expense for the three months ended September 30, 2024 was $1.1 million, compared to other income of $1.5 million for the three months ended September 30, 2023. The expense increase of $2.6 million was comprised of a reduction in the gain related to the change in fair value of derivative liabilities of $2.0 million and an increase in interest expense of $0.2 million and an increase in litigation related contingent liability of $0.4 million.

Net Loss

The Company recorded a net loss of $6.4 million for the three months ended September 30, 2024, compared to a net loss of $20.1 million for the three months ended September 30, 2023. The period-over-period reduction in loss of $13.7 million, or 68.1%, was primarily driven by an increase in sales of $2.0 million, a decrease in cost of revenue of $3.4 million, a decrease in G&A expenses of $3.3 million and a decrease in R&D expenses of $7.6 million. These expense decreases were partially offset by a decrease in other income of $2.6 million.

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

The Company’s short-term and long-term liquidity requirements primarily arise from funding (i) research and development expenses, (ii) general and administrative (“G&A”) expenses including salaries, bonuses, commissions and stock-based compensation, (iii) working capital requirements, (iv) business acquisitions and investments we may make from time to time and a note payable issued in connection with our acquisition of GDSI, and (v) interest and principal payments related to our $44.0 million aggregate principal amount of outstanding convertible notes. Additionally, due to the outcome of the Qorvo Litigation and the judgments against the Company for damages and legal fees, the Company’s liquidity is severely constrained. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing

Balance Sheet and Working Capital

The Company had $12.1 million of cash and cash equivalents on hand as of September 30, 2024, which reflects a decrease of $12.3 million compared to $24.4 million as of June 30, 2024. The decrease is primarily due to cash used in operations of $8.1 million, cash used for investing activities of $0.2 million, and cash used for financing activities of $4.1 million. In the absence of additional liquidity, the Company anticipates that its existing cash resources, with a continued focus on cash conservation, is sufficient to fund its operations into the third quarter of fiscal 2025. However, the Company has historically incurred recurring operating losses and will continue to do so until it generates sufficient revenues from operations; as a result, we need to obtain additional capital through the sale of additional equity securities, debt, or otherwise, to fund operations past that date. There is no assurance that the Company’s projections and estimates are accurate. The Company is actively managing and controlling the Company’s cash outflows to mitigate liquidity risks, however these efforts may not be successful.

September 30, 2024 compared to June 30, 2024

As of September 30, 2024, the Company had current assets of $25.7 million, made up primarily of cash on hand of $12.1 million. As of June 30, 2024, current assets were $36.8 million comprised primarily of cash on hand of $24.4 million.

Property, Plant and Equipment was $12.4 million as of September 30, 2024 as compared to a balance of $12.9 million as of June 30, 2024.

Total assets as of September 30, 2024 and June 30, 2024 were $57.4 million and $69.7 million, respectively.

Current liabilities as of September 30, 2024 and June 30, 2024 were $80.1 million and $84.4 million, respectively.

Long-term liabilities totaled $42.5 million as of September 30, 2024, compared to $42.5 million as of June 30, 2024.

Stockholders’ equity was a deficit of $65.2 million as of September 30, 2024, compared to a deficit of $57.1 million as of June 30, 2024, an increase in the deficit of $8.1 million, or 14.2%. This increase in deficit was primarily due to the net loss for the three months ended September 30, 2024 of $6.4 million along with a decrease in additional paid-in-capital (“APIC”) of $1.7 million. The decrease in APIC was primarily due to stock-based compensation.

Cash Flow Analysis

Operating activities used cash of $12.2 million during the three months ended September 30, 2024 and $13.1 million during the comparative period ended September 30, 2023.

Investing activities used cash of $0.2 million for the three months ended September 30, 2024 compared to $4.2 million for the comparative period ended September 30, 2023. Investing activities for the three months ended September 30, 2023 consisted of purchases of property, plant and equipment.

There were no financing activities during the three months ended September 30, 2024 or September 30, 2023.

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

We conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to the material weaknesses described below with respect to our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our 2024 Annual Report, and based on our evaluation as of September 30, 2024, we identified the following material weaknesses in the Company’s internal controls:

-	A material weakness in the design and implementation of access security and program change management controls for certain financially relevant systems that ensure appropriate access to data and adequate system changes.

-	A material weakness in the design of a control as relates to the precision of the control with respect to accrual of invoices in the appropriate accounting period.

Remediation Plan

IT Access and Change Controls: During the first quarter of fiscal year 2025, controls were designed and implemented to enhance control over financial system access as well as enhanced system change management controls. These controls will be tested for design and operating effectiveness during fiscal year 2025.

Invoice Accrual Review: During the first quarter of fiscal year 2025, controls were designed and implemented to mitigate risks related to the precision of the control with respect to the accrual of invoices in the appropriate accounting period. These controls will be tested for design and operating effectiveness during fiscal year 2025.

Changes in Internal Control over Financial Reporting

Other than the mitigating controls referenced above, during the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except for the matters described under “Litigation, Claims and Assessments” in “Note 13. – Commitments and Contingencies” of the condensed consolidated financial statements in this Item 1 of Part I of this Quarterly Report on Form 10-Q, which description is incorporated in “Item 1. Legal Proceedings” by reference, we are currently not aware of any material pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

ITEM 1A. RISK FACTORS.

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Except as disclosed below, there have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2024 Annual Report.

We have a history of operating losses and will need to raise significant additional capital to continue our business and operations. Additionally, the Qorvo Litigation resulted in a verdict against the Company, awarding Qorvo approximately $38.6 million in damages, and the District Court has since awarded Qorvo approximately $11.7 million in attorneys’ fees and approximately $7.3 million in pre- and post-judgment interest, which has severely constrained our liquidity. Unless we arrange financing in the near term, or timely appeal the verdict and fee awards, we will be forced to seek protection by filing a voluntary petition for relief under the Bankruptcy Code, which would have a material adverse effect on our business and could cause you to lose all of your investment.

We are experiencing financial and operating challenges. As of September 30, 2024, we had $12.1 million of cash and cash equivalents compared to $79.7 million of current liabilities, resulting in negative working capital. Current liabilities include a litigation related contingent liability in respect of an adverse judgment against the Company in the Qorvo Litigation awarding Qorvo approximately $38.6 million in damages and subsequently issued orders awarding Qorvo approximately $11.7 million in attorneys’ fees and approximately $7.4 million in pre- and post-judgment interest. On October 31, 2024, the District Court denied the Company Post-Trial Motions. The verdict in the Qorvo Litigation together with the related awards and the denial of the Company Post-Trial Motions have created significant uncertainty regarding the Company’s financial condition and prospects. The Company is continuing to evaluate the impact of the verdict and the related awards on its business, results of operations, and financial condition; however, unless the Company arranges financing or timely appeals the District Court’s judgment and awards, which may require the Company’s posting an undertaking (such as an appeal bond), the Company will be required to seek protection under applicable bankruptcy laws, resulting in our stockholders losing some or all of their investment.

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

The semiconductor industry is characterized by the vigorous pursuit and protection of intellectual property rights. We have not undertaken a comprehensive review of the rights of third parties in our field. From time to time, we may be named in lawsuits or receive notices or inquiries from third parties regarding our products or the manner in which we conduct our business suggesting that we may be infringing, misappropriating or otherwise misusing patent, copyright, trademark, trade secret and other intellectual property rights. Any claims that our technology infringes, misappropriates or otherwise misuses the rights of third parties, regardless of their merit or resolution, could be expensive to litigate or settle and could divert the efforts and attention of our management and technical personnel, cause significant delays and materially disrupt the conduct of our business. We may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could be required to:

◾	pay substantial damages, including treble damages if we were held to have willfully infringed;

◾	cease the manufacture, offering for sale or sale of the infringing technology or processes;

◾	expend significant resources to develop non-infringing technology or processes;

◾	obtain a license from a third party, which may not be available on commercially reasonable terms, or may not be available at all; or

◾	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others.

As described under “Litigation, Claims and Assessments” in “Note 13 – Commitments and Contingencies” of the condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, the Qorvo Litigation has resulted in a verdict against the Company awarding Qorvo a substantial amount of damages and the District Court has subsequently awarded Qorvo attorneys’ fees and pre- and post-judgment interest, which has several constrained our liquidity and will likely cause us to file for protection under the Bankruptcy Code. The District Court has also granted a permanent injunction, which places certain restrictions on the Company’s ability to sell products found by the jury to infringe the two asserted Qorvo patents and also grants certain inspection and audit rights to Qorvo to ensure compliance with the injunction. The District Court also denied the Company’s post-trial motions seeking to (i) overturn the jury’s damages award for trade secret misappropriation and (ii) obtain a new trial on liability for patent infringement and regarding damages for trade secret misappropriation (or in the alternative, remittitur regarding such damages). Additionally, as described under Note 14, the Company has filed a complaint against Qorvo in the U.S. District Court for the Eastern District of Texas alleging infringement by Qorvo of certain Company patents.

The litigation described above has been prolonged and costly and resulted in significant expenses, diversion of management and technical personnel attention and disruptions and delays in the Company’s business and product development, and other collateral consequences, all of which has had a material adverse effect on its business, financial condition, and results of operations. Any out-of-court settlement of the above matters or other actions may also have an adverse effect on the Company’s business, financial condition and results of operations, including, but not limited to, substantial expenses, the payment of royalties, licensing or other fees payable to third parties, or restrictions on its ability to develop, manufacture, and sell its products.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

The exhibits in the Exhibit Index below are filed or furnished, as applicable, as part of this report.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Conversion of the Company, as filed with the Nevada Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.2	Certificate of Conversion of the Company, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.3	Certificate of Incorporation, as filed with the Delaware Secretary of State on December 15, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016)

3.4	Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on November 4, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2019)

3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020)

10.1*†	Form of Independent Director Engagement Agreement between the Company and Director

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

101*	Interactive Data Files of Financial Statements and Notes

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2024	Akoustis Technologies, Inc.

	By:	/s/ Kenneth E. Boller
Kenneth E. Boller
Chief Financial Officer
(Principal Financial and Accounting Officer)